Form 10-Q
period 2010-03-31
Chesapeake Lodging Trust
filed 2010-05-14
CIK 1473078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number 001-34572

CHESAPEAKE LODGING TRUST

(Exact name of registrant as specified in its charter)

MARYLAND	27-0372343
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1997 Annapolis Exchange Parkway, Suite 410, Annapolis, Maryland 21401

(Address and zip code of principal executive offices)

(410) 972-4140

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

As of May 7, 2010, there were 9,349,339 shares of the registrant’s common shares issued and outstanding.

CHESAPEAKE LODGING TRUST

PART I

Item 1.	Financial Statements

CHESAPEAKE LODGING TRUST

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS
Property and equipment, net	$76,068	$—
Intangible asset, net of accumulated amortization of $22	36,083	—
Cash and cash equivalents	64,895	23
Restricted cash	73	—
Accounts receivable, net of allowance for doubtful accounts of $27	1,742	—
Prepaid expenses and other assets	805	412

Total assets	$179,666	$435

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$3,610	$185
Related-party loan	—	249
Deferred underwriting fees	7,586	—

Total liabilities	11,196	434

Commitments and contingencies (Note 9)

Preferred shares, $.01 par value; 100,000,000 shares authorized; no shares issued and outstanding, respectively	—	—
Common shares, $.01 par value; 400,000,000 shares authorized; 9,349,339 shares and 100,000 shares issued and outstanding, respectively	93	1
Additional paid-in capital	169,678	—
Retained deficit	(1,301)	—

Total shareholders’ equity	168,470	1

Total liabilities and shareholders’ equity	$179,666	$435

The accompanying notes are an integral part of these financial statements.

CHESAPEAKE LODGING TRUST

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data)

(unaudited)

Three Months Ended March 31, 2010
REVENUE
Rooms	$1,807
Food and beverage	528
Other	86

Total revenue	2,421

EXPENSES
Hotel operating expenses:
Rooms	467
Food and beverage	429
Other direct	46
Indirect	882

Total hotel operating expenses	1,824
Depreciation and amortization	208
Intangible asset amortization	22
Corporate general and administrative:
Share-based compensation	400
Hotel property acquisition costs	674
Other	687

Total operating expenses	3,815

Operating loss	(1,394)

Interest income	49

Loss before income taxes	(1,345)

Income tax benefit	44

Net loss	$(1,301)

Net loss per share:
Basic	$(.14)
Diluted	$(.14)

The accompanying notes are an integral part of these financial statements.

CHESAPEAKE LODGING TRUST

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Common Shares		Additional Paid-In Capital	Retained Deficit	Total
	Shares	Amount
Balances at December 31, 2009	100,000	$1	$—	$—	$1
Sale of common shares, net of underwriting fees and offering costs	9,093,147	91	169,280	—	169,371
Repurchase of common shares	(100,000)	(1)	—	—	(1)
Issuance of restricted common shares	250,414	2	(2)	—	—
Issuance of unrestricted common shares	5,778	—	110	—	110
Amortization of deferred compensation	—	—	290	—	290
Net loss	—	—	—	(1,301)	(1,301)

Balances at March 31, 2010	9,349,339	$93	$169,678	$(1,301)	$168,470

The accompanying notes are an integral part of these financial statements.

CHESAPEAKE LODGING TRUST

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

Three Months Ended March 31, 2010
Cash flows from operating activities:
Net loss	$(1,301)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	208
Intangible asset amortization	22
Share-based compensation	400
Changes in assets and liabilities:
Accounts receivable, net	(601)
Prepaid expenses and other assets	(54)
Accounts payable and accrued expenses	2,544

Net cash provided by operating activities	1,218

Cash flows from investing activities:
Acquisition of hotel properties, net of cash acquired	(113,079)
Improvements and additions to hotel properties	(113)
Change in restricted cash	(73)

Net cash used in investing activities	(113,265)

Cash flows from financing activities:
Proceeds from sale of common shares, net of underwriting fees	178,717
Payment of offering costs related to sale of common shares	(1,533)
Repurchase of common shares	(1)
Repayment of related-party loan	(249)
Payment of deferred financing costs	(15)

Net cash provided by financing activities	176,919

Net increase in cash	64,872
Cash and cash equivalents, beginning of period	23

Cash and cash equivalents, end of period	$64,895

The accompanying notes are an integral part of these financial statements.

CHESAPEAKE LODGING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Organization and Description of Business

Chesapeake Lodging Trust (the “Company”) is a self-advised real estate investment trust (“REIT”) that was organized in the state of Maryland on June 12, 2009. The Company is focused on investments primarily in upper-upscale hotel properties in major business, airport and convention markets and, on a selective basis, premium select-service hotel properties in urban settings or unique locations in the United States of America.

On January 27, 2010, the Company completed its initial public offering (“IPO”) and sold 7,500,000 common shares, resulting in net proceeds (after deducting initial underwriting fees and offering costs) of approximately $146.7 million. Concurrent with the IPO, the Company sold in private placement transactions an aggregate of 1,507,293 common shares, resulting in net proceeds of approximately $28.5 million. On February 24, 2010, the Company sold an additional 85,854 common shares as a result of the exercise of the underwriters’ over-allotment option, resulting in net proceeds (after deducting initial underwriting fees) of approximately $1.7 million. In May 2010, the Company is required to pay an additional $7.6 million in deferred underwriting fees as a result of satisfying the capital deployment hurdle set forth in its agreement with the underwriters of the IPO. The total net proceeds (after deducting initial and deferred underwriting fees and offering costs) generated from the IPO, the private placement transactions, and the exercise of the underwriters’ over-allotment option were approximately $169.4 million.

On March 18, 2010, the Company acquired its first hotel property, the Hyatt Regency Boston hotel located in Boston, Massachusetts, for approximately $113.1 million.

Substantially all of the Company’s assets are held by, and all of its operations are conducted through, Chesapeake Lodging, L.P., a Delaware limited partnership, which is wholly owned by the Company (the “Operating Partnership”). For the Company to qualify as a REIT, it cannot operate hotels. Therefore, the Operating Partnership leases its hotels to CHSP TRS LLC (“CHSP TRS”), which is a wholly owned subsidiary of the Operating Partnership. CHSP TRS then engages hotel management companies to operate the hotels pursuant to management contracts. CHSP TRS is treated as a taxable REIT subsidiary for federal income tax purposes.

2. Summary of Significant Accounting Policies

Basis of Presentation—The Company had no operations prior to the completion of its IPO on January 27, 2010. The consolidated financial statements presented herein include all of the accounts of Chesapeake Lodging Trust and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The information in these consolidated financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the period covered. All such adjustments are of a normal, recurring nature unless disclosed otherwise. These consolidated financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission (“SEC”) and do not include all of the information and disclosures required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements.

Cash and Cash Equivalents—The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash—Restricted cash includes reserves held in escrow for normal replacements of furniture, fixtures and equipment, pursuant to certain requirements in the Company’s hotel management agreement.

Investments in Hotel Properties—The Company allocates the purchase prices of hotel properties acquired based on the fair value of the acquired property, furniture, fixtures and equipment, and identifiable intangible assets and the fair value of the liabilities assumed. In making estimates of fair value for purposes of allocating the purchase price, the Company utilizes a number of sources of information that are obtained in connection with the acquisition of a hotel property, including cost segregation studies and valuations performed by independent third parties. The Company also considers information obtained about each hotel property as a result of its pre-acquisition due diligence in estimating the fair value of the tangible and intangible assets acquired. Hotel property acquisition costs, such as transfer taxes, title insurance, environmental and property condition reviews, and legal and accounting fees, are expensed in the period incurred.

Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, generally 15 to 40 years for buildings and building improvements and three to ten years for furniture, fixtures and equipment. Replacements and improvements at the hotel properties are capitalized, while repairs and maintenance are expensed as incurred. Upon the sale or retirement of property and equipment, the cost and related accumulated depreciation are removed from the Company’s accounts and any resulting gain or loss is recognized in the consolidated statements of operations.

Intangible assets are recorded on non-market contracts, including air rights, lease and management and franchise agreements, assumed as part of the acquisition of certain hotel properties. Above-market and below-market contract values are based on the present value of the difference between contractual amounts to be paid pursuant to the contracts acquired and the Company’s estimate of the fair market contract rates for corresponding contracts measured over a period equal to the remaining non-cancelable term of the contracts acquired. Contracts acquired which are at market do not have significant value. Intangible assets are amortized using the straight-line method over the remaining non-cancelable term of the related contracts.

The Company reviews its hotel properties for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel property exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel property’s estimated fair market value is recorded and an impairment loss recognized. No impairment losses have been recognized for the three months ended March 31, 2010.

The Company classifies a hotel property as held for sale in the period in which it has made the decision to dispose of the hotel property, a binding agreement to purchase the property has been signed under which the buyer has committed a significant amount of nonrefundable cash, and no significant financing contingencies exist which could cause the transaction not to be completed in a timely manner. If these criteria are met, depreciation and amortization of the hotel property will cease and an impairment loss will be recognized if the fair value of the hotel property, less the costs to sell, is lower than the carrying amount of the hotel property. The Company will classify the loss, together with the related operating results, as discontinued operations in the consolidated statements of operations and classify the assets and related liabilities as held for sale in the consolidated balance sheet. As of March 31, 2010, the Company had no assets held for sale or liabilities related to assets held for sale.

Revenue Recognition—Revenues from operations of the hotels are recognized when the services are provided. Revenues consist of room sales, food and beverage sales, and other hotel department revenues, such as parking, telephone, and gift shop sales.

Income Taxes—The Company intends to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code. As a REIT, the Company generally will not be subject to federal income tax on that portion of its net income (loss) that does not relate to CHSP TRS, the Company’s wholly owned taxable REIT subsidiary, and that is currently distributed to its shareholders. CHSP TRS, which leases the Company’s hotels from the Operating Partnership, is subject to federal and state income taxes.

The Company accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Valuation allowances are provided if based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Earnings Per Share—Basic net income (loss) per share is calculated by dividing net income (loss), less dividends on unvested restricted common shares, by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by dividing net income (loss), less dividends on unvested restricted common shares, by the weighted-average number of common shares outstanding, plus other dilutive securities, such as unvested restricted common shares, during the period.

Share-Based Compensation—From time-to-time, the Company grants restricted share awards to employees. To-date, the Company has granted two types of restricted share awards: (1) awards that vest solely on continued employment (time-based awards) and (2) awards that vest based on the Company achieving specified levels of relative total shareholder return and continued employment (performance-based awards). The Company measures share-based compensation expense for the restricted share awards based on the fair value of the awards on the date of grant. The fair value of time-based awards is determined based on the closing price of the Company’s common shares on the measurement date, which is generally the date of grant. The fair value of performance-based awards is determined using a Monte Carlo simulation. For time-based awards, share-based compensation expense is recognized on a straight-line basis over the life of the entire award. For performance-based awards, share-based compensation expense is recognized over the requisite service period for each award. No share-based compensation expense is recognized for awards for which employees do not render the requisite service.

Comprehensive Income (Loss)—Comprehensive income (loss), as defined, includes all changes in shareholders’ equity during a period from non-owner sources. The Company does not have any items of comprehensive income (loss) other than net income (loss).

Segment Information—The Company has determined that its business is conducted in one reportable segment, hotel ownership.

Use of Estimates—The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. Acquisition of Hotel Properties

On March 18, 2010, the Company acquired the 498-room Hyatt Regency Boston hotel located in Boston, Massachusetts for approximately $113.1 million. As part of the acquisition, the Company acquired an air rights contract which expires on September 11, 2079 and that requires no payments through maturity. The Company recorded the fair value of the air rights contract as an intangible asset in the consolidated balance sheet and is amortizing the asset using the straight-line method over the term of the contract. The Company entered into a long-term agreement with Hyatt Corporation (“Hyatt”) to continue to operate the hotel under the Hyatt Regency flag.

The preliminary allocation of the purchase price to the acquired assets and liabilities based on their fair values was as follows (in thousands):

Buildings and improvements	$71,462
Furniture, fixtures and equipment	4,700
Intangible asset	36,105
Cash	66
Accounts receivable, net	1,142
Prepaid expenses and other assets	550
Accounts payable and accrued expenses	(880)

Net assets acquired	$113,145

The effective date of the Hyatt Regency Boston hotel acquisition was March 1, 2010. The results of operations of the Company for the three months ended March 31, 2010 include 31 days of operating results for the Hyatt Regency Boston hotel. The following pro forma financial information presents the results of operations of the Company for the three months ended March 31, 2010 and 2009 as if the Hyatt Regency Boston hotel acquisition had taken place on January 1, 2009. Since the Company commenced operations on January 27, 2010 upon completion of the IPO, pro forma adjustments have been included for corporate general and administrative expenses and income taxes for both periods presented. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have actually occurred had the transaction taken place on January 1, 2009, or of future results of operations (in thousands, except per share data).

	Three Months Ended March 31,
	2010	2009
Total revenue	$5,756	$6,028
Total hotel operating expenses	5,298	5,612
Total operating expenses	8,484	8,798
Operating loss	(2,728)	(2,770)
Net loss	(2,632)	(2,778)
Net loss per share:
Basic and diluted	(.29)	(.31)

4. Property and Equipment

Property and equipment as of March 31, 2010 consisted of the following (in thousands):

March 31, 2010
Buildings and improvements	$71,468
Furniture, fixtures and equipment	4,808

76,276
Less: accumulated depreciation and amortization	(208)

Property and equipment, net	$76,068

5. Earnings Per Share

The following is a reconciliation of the amounts used in calculating basic and diluted net loss per share (in thousands, except share and per share data):

Three Months Ended March 31, 2010
Numerator:
Net loss	$(1,301)
Less: dividends on unvested restricted common shares	—

Net loss after dividends on unvested restricted common shares	$(1,301)

Denominator:
Weighted-average number of common shares outstanding—basic	9,061,090
Effect of dilutive securities:
Unvested restricted common shares	—

Weighted-average number of common shares outstanding—diluted	9,061,090

Loss per share:
Basic and diluted	$(.14)

6. Shareholders’ Equity

Common Shares—The Company is authorized to issue up to 400,000,000 common shares, $.01 par value per share. Each outstanding common share entitles the holder to one vote on all matters submitted to a vote of shareholders. Holders of the Company’s common shares are entitled to receive distributions when authorized by the Company’s board of trustees out of assets legally available for the payment of distributions.

On January 27, 2010, the Company completed its IPO and sold 7,500,000 common shares at a price of $20 per share, resulting in gross proceeds of $150 million and net proceeds (after deducting initial underwriting fees and offering costs) of approximately $146.7 million. Concurrent with the IPO, the Company sold in third-party private placement transactions an aggregate of 1,357,293 common shares at a price per share equal to the IPO price, less an amount equal to the initial and deferred underwriting fees of $1.20 per share. The Company also sold in private placement transactions to its non-executive chairman and certain executives an aggregate of 150,000 common shares at a price per share equal to the IPO price. The proceeds generated from the private placement transactions were approximately $28.5 million. On February 24, 2010, the Company sold an additional 85,854 common shares at a price of $19.80 per share, net of the initial underwriting fee, as a result of the exercise of the underwriters’ over-allotment option, resulting in additional net proceeds of approximately $1.7 million. Within five business days following the filing of this report, the Company is required to pay an additional $7.6 million in deferred underwriting fees as a result of satisfying the capital deployment hurdle set forth in its agreement with the underwriters of the IPO. The total net proceeds (after deducting initial and deferred underwriting fees and offering costs) generated from the IPO, the private placement transactions, and the exercise of the underwriters’ over-allotment option were approximately $169.4 million.

For the three months ended March 31, 2010, the Company issued 256,192 shares of restricted and unrestricted common shares to its employees and trustees. As of March 31, 2010, the Company had 9,349,339 common shares outstanding.

Preferred Shares—The Company is authorized to issue up to 100,000,000 preferred shares, $.01 par value per share. The Company’s board of trustees is required to set for each class or series of preferred shares the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption.

7. Equity Plan

In January 2010, the Company established the Chesapeake Lodging Trust Equity Plan (the “Plan”), which provides for the issuance of equity-based awards, including restricted shares, unrestricted shares, share options, share appreciation rights (SARs), and other awards based on the Company’s common shares. Employees and trustees of the Company and other persons that provide services to the Company are eligible to participate in the Plan. The compensation committee of the board of trustees administers the Plan and determines the number of awards to be granted, the vesting period, and the exercise price, if any.

The Company has reserved 454,657 common shares for issuance under the Plan. Shares that are issued under the Plan to any person pursuant to an award are counted against this limit as one share for every one share granted. If any shares covered by an award are not purchased or are forfeited, if an award is settled in cash or if an award otherwise terminates without delivery of any shares, then the number of common shares counted against the aggregate number of shares available under the Plan with respect to the award will, to the extent of any such forfeiture or termination, again be available for making awards under the Plan.

The Company will make appropriate adjustments in outstanding awards and the number of shares available for issuance under the Plan, including the individual limitations on awards, to reflect share dividends, share splits, spin-offs and other similar events. While the compensation committee can terminate or amend the Plan at any time, no amendment can adversely impair the rights of grantees with respect to outstanding awards. In addition, an amendment will be contingent on approval of the Company’s common shareholders to the extent required by law or if the amendment would materially increase the benefits accruing to participants under the Plan, materially increase the aggregate number of shares that can be issued under the Plan, or materially modify the requirements as to eligibility for participation in the Plan. Unless terminated earlier, the Plan will terminate in January 2020, but will continue to govern unexpired awards.

For the three months ended March 31, 2010, the Company granted 250,414 restricted common shares to certain employees. Two types of shares were granted: (1) 212,044 shares that vest solely on continued employment (time-based awards) and (2) 38,370 shares that vest based on the Company achieving specified levels of relative total shareholder return and continued employment (performance-based awards). The time-based awards are eligible to vest at the rate of one-third of the number of restricted shares granted commencing on the first anniversary of their issuance. The performance-based awards are eligible to vest at the rate of one-third of the number of restricted shares granted commencing on December 31, 2010 and each year thereafter. Additional vesting of performance-based awards can also occur at December 31, 2012 based on the cumulative level of relative total shareholder return during the entire performance measurement period. Dividends on the performance-based awards will accrue, but will not be paid unless the related shares vest. The fair value of the performance-based awards was determined using a Monte Carlo simulation with the following assumptions: volatility of 79.42%; an expected term equal to the requisite service period for the awards; and a risk-free interest rate of 1.45%.

As of March 31, 2010, there was approximately $4.3 million of unrecognized share-based compensation expense related to restricted common shares. The unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 2.7 years. The following is a summary of the Company’s restricted common shares for the three months ended March 31, 2010:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Restricted common shares as of December 31, 2009	—	—
Granted	250,414	$18.50
Vested	—	—
Forfeited	—	—

Restricted common shares as of March 31, 2010	250,414	$18.50

For the three months ended March 31, 2010, the Company granted 5,778 unrestricted common shares to the Company’s trustees, which vested immediately. As of March 31, 2010, subject to increases resulting from the forfeiture of currently outstanding awards, 198,465 common shares were reserved and available for future issuances under the Plan.

8. Related-Party Transactions

On January 27, 2010, at the time of the closing of the IPO, the Company repaid a $249 thousand loan from certain executives that had been made in 2009 to fund certain offering costs of the IPO. At the same time, the Company repurchased from those same executives 100,000 common shares issued in connection with the Company’s initial capitalization for an aggregate price of $1 thousand, the same price the executives paid for the shares.

9. Commitments and Contingencies

Management Agreement—The Hyatt Regency Boston hotel is operated pursuant to a long-term management agreement with Hyatt. Pursuant to the terms of the agreement, Hyatt receives a base management fee equal to 3% of total gross revenues. In addition, under certain circumstances, the Company may be obligated to pay Hyatt incentive management fees equal to (1) 20% of the amount by which net operating income for the fiscal year exceeds 11% of the Company’s capitalized investment in the Hyatt Regency Boston hotel and (2) 20% of the amount by which net operating income for the fiscal year exceeds $14 million, the second component not to exceed $3 million in aggregate fees. For the three months ended March 31, 2010, the Company paid Hyatt approximately $73 thousand in management fees.

Property Improvement Reserve—Pursuant to its management agreement with Hyatt, the Company is required to establish a property improvement reserve to cover the cost of replacing furniture, fixtures and equipment at the Hyatt Regency Boston hotel. Contributions to the property improvement reserve are based on a percentage of gross revenues. The Company is required to contribute 3% of gross revenues each month for the first year, 4% for the second year, and 5% for each year thereafter through the end of the term of the agreement.

Litigation—The Company is not involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Company.

10. Subsequent Event

On April 29, 2010, the Company announced that it had entered into definitive agreements to acquire the 188-room Hilton Checkers Los Angeles hotel located in Los Angeles, California for a purchase price of $46 million and the 153-room Courtyard Anaheim at Disneyland Resort hotel located in Anaheim, California for a purchase price of $25 million. The Company has made deposits of $1.5 million and $750 thousand under the respective purchase and sale agreements for each property, which are generally non-refundable.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and as such may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identified by our use of words, such as “intend,” “plan,” “may,” “should,” “will,” “project,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity,” and similar expressions, whether in the negative or affirmative. We cannot guarantee that we actually will achieve these plans, intentions or expectations. All statements regarding our expected financial position, business and financing plans are forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	U.S. economic conditions generally and the real estate market and the lodging industry specifically;

•	management and performance of our hotels;

•	our plans for renovation of our hotels;

•	our financing plans;

•	supply and demand for hotel rooms in our current and proposed market areas;

•	our ability to acquire additional properties and the risk that potential acquisitions may not perform in accordance with expectations;

•	legislative/regulatory changes, including changes to laws governing taxation of real estate investment trusts; and

•	our competition.

These risks and uncertainties, together with the information contained in our Form S-11 Registration Statement (SEC File No. 333-162184) under the caption “Risk Factors,” should be considered in evaluating any forward-looking statement contained in this report or incorporated by reference herein. All forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are qualified by the cautionary statements in this section. We undertake no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report, except as required by law.

Overview

The Company was organized as a self-advised REIT in the state of Maryland in June 2009, with a focus on investments in primarily upper-upscale hotels in major business, airport and convention markets and, on a selective basis, premium select-service hotels in urban settings or unique locations in the United States of America. In January 2010, we completed our IPO. In conjunction with the IPO, we sold additional common shares through private placement transactions and through the exercise of the underwriters’ over-allotment option. The total net proceeds (after deducting initial and deferred underwriting fees and offering costs) generated from the IPO, the private placement transactions, and the exercise of the underwriters’ over-allotment option was approximately $169.4 million.

On March 18, 2010, we acquired our first hotel property, the 498-room Hyatt Regency Boston hotel in Boston, Massachusetts, for approximately $113.1 million. On April 29, 2010, we announced that we had entered into definitive agreements to acquire two additional hotel properties, the 188-room Hilton Checkers Los Angeles hotel in Los Angeles, California for a purchase price of $46 million and the 153-room Courtyard Anaheim at Disneyland Resort hotel in Anaheim, California for a purchase price of $25 million. With our acquisition of the Hyatt Regency Boston hotel and the pending acquisitions of the two additional California properties, we have now invested or committed to invest all of the proceeds from our IPO and private placement transactions.

In mid-2008, U.S. lodging demand started to decline as a result of the economic recession which led industry revenue per available room (“RevPAR”) to decline for the year, as reported by Smith Travel Research. Throughout 2009, the decrease in lodging demand accelerated with RevPAR down 16.7% for the year, the largest decline recorded by Smith Travel Research since they began tracking the U.S. lodging industry. In the first quarter of 2010, we saw trends of improved fundamentals in the U.S. lodging industry with demand for rooms showing signs of stabilization, and even growth in many of the major markets, as general economic indicators have begun to experience improvement. With supply of available rooms expected to rise at a significantly slower pace over the next several years than during 2006-2008 and demand for rooms to increase significantly as the U.S. economy rebounds, we expect meaningful growth in RevPAR to start in 2011 and to accelerate for several years thereafter.

The acquisitions environment and deal activity has begun to increase with many potential sellers in the market as debt is beginning to come due, lack of necessary capital for some to reinvest in their hotels, and funds holding hotel assets nearing the end of their life cycles and needing to return capital to their investors. The environment remains competitive; however, we believe there are opportunities for us to acquire hotels and continue to prudently deploy capital over the next several years.

Hotel Operating Metrics

Hotel results of operations are best explained by three key performance indicators: occupancy, average daily rate (“ADR”) and RevPAR, which is room revenue divided by total number of available rooms. RevPAR does not include food and beverage revenues or other ancillary revenues, such as golf, telephone, parking or other guest services provided by the property.

Occupancy is a major driver of room revenue, as well as other revenue categories, such as food and beverage and telephone. ADR helps to drive room revenue as well; however, it does not have a direct effect on other revenue categories. Fluctuations in occupancy are accompanied by fluctuations in most categories of variable operating costs, such as utility costs and certain labor costs such as housekeeping, resulting in varying levels of hotel profitability. Increases in ADR typically result in higher hotel profitability since variable hotel expenses generally do not increase correspondingly. Thus, increases in RevPAR attributable to increases in occupancy are accompanied by increases in most categories of variable operating costs, while increases in RevPAR attributable to increases in ADR are accompanied by increases in limited categories of operating costs, such as management fees and franchise fees.

Results of Operations

Three months ended March 31, 2010

Results of operations for the three months ended March 31, 2010 include the operating activity of the Hyatt Regency Boston hotel for 31 days (the effective date of the acquisition was March 1, 2010) and are not indicative of the results we expect when our investment strategy has been fully implemented.

Revenues – Total revenue was $2.4 million, which includes rooms revenue of $1.8 million, food and beverage revenue of $0.5 million, and other revenue of $0.1 million.

Hotel operating expenses – Hotel operating expenses, excluding depreciation and amortization, were $1.8 million. Direct hotel operating expenses included rooms expense of $0.5 million, food and beverage expense of $0.4 million, and other direct expenses of less than $0.1 million. Indirect hotel operating expenses, which includes management and franchise fees, real estate taxes, insurance, utilities, repairs and maintenance, advertising and sales, and general and administrative expenses, were $0.9 million.

Depreciation and amortization – Depreciation and amortization expense was $0.2 million.

Corporate general and administrative – Total corporate general and administrative expenses were $1.8 million, which included non-cash share-based compensation expense of $0.4 million and hotel property acquisition costs related to our acquisition of the Hyatt Regency Boston hotel of $0.7 million.

Interest income – Interest income on cash and cash equivalents was $49 thousand.

Income tax benefit – Income tax benefit was $44 thousand, which resulted from a taxable operating loss incurred by our TRS during the period.

Non-GAAP Financial Measures

Non-GAAP financial measures are measures of our historical or future financial performance that are different from measures calculated and presented in accordance with U.S. GAAP. We report the following four non-GAAP financial measures that we believe are useful to investors as key measures of our operating performance: (1) Funds from operations (FFO), (2) Adjusted FFO, (3) EBITDA, and (4) Adjusted EBITDA.

FFO—We calculate FFO in accordance with standards established by the National Association of Real Estate Investment Trusts (NAREIT), which defines FFO as net income (calculated in accordance with GAAP), excluding depreciation and amortization, gains (losses) from sales of real estate, the cumulative effect of changes in accounting principles, and adjustments for unconsolidated partnerships and joint ventures. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, most industry investors consider presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. By excluding the effect of depreciation and amortization and gains (losses) from sales of real estate, both of which are based on historical cost accounting and which may be of lesser significance in evaluating current performance, we believe that FFO provides investors a useful financial measure to evaluate our operating performance.

Adjusted FFO—We further adjust FFO for certain additional recurring and non-recurring items that are not in NAREIT’s definition of FFO. Specifically, we adjust for hotel property acquisition costs and non-cash amortization of intangible assets. We believe that Adjusted FFO provides investors with another financial measure of our operating performance that is more comparable between periods.

The following table reconciles net loss to FFO and Adjusted FFO for the three months ended March 31, 2010 (in thousands):

		Three Months Ended March 31, 2010
Net loss		$(1,301)
Add:	Depreciation and amortization	208

FFO		(1,093)
Add:	Hotel property acquisition costs	674
	Intangible asset amortization	22

Adjusted FFO		$(397)

EBITDA—EBITDA is defined as earnings before interest, income taxes, and depreciation and amortization. We believe that EBITDA provides investors a useful financial measure to evaluate our operating performance, excluding the impact of our capital structure (primarily interest expense) and our asset base (primarily depreciation and amortization).

Adjusted EBITDA—We further adjust EBITDA for certain additional recurring and non-recurring items. Specifically, we adjust for hotel property acquisition costs and non-cash amortization of intangible assets. We believe that Adjusted EBITDA provides investors with another financial measure of our operating performance that is more comparable between periods.

The following table reconciles net loss to EBITDA and Adjusted EBITDA for the three months ended March 31, 2010 (in thousands):

		Three Months Ended March 31, 2010
Net loss		$(1,301)
Add:	Depreciation and amortization	208
Less:	Interest income	(49)
	Income tax benefit	(44)

EBITDA		(1,186)
Add:	Hotel property acquisition costs	674
	Intangible asset amortization	22

Adjusted EBITDA		$(490)

Neither Adjusted FFO nor Adjusted EBITDA represent cash generated from operating activities as determined by GAAP and neither should be considered as an alternative to GAAP net income (loss), as an indication of our financial performance, or to GAAP cash flow from operating activities, as a measure of liquidity. In addition, Adjusted FFO and Adjusted EBITDA are not indicative of funds available to fund cash needs, including the ability to make cash distributions.

Sources and Uses of Cash

For the three months ended March 31, 2010, net cash flows from operations were $1.2 million, net cash flows used in investing activities were $113.3 million, of which $113.1 million was used to acquire the Hyatt Regency Boston hotel, and net cash flows provided by financing activities were $176.9 million, of which $177.2 million were proceeds generated from the IPO, private placement transactions, and the exercise of the underwriters’ over-allotment option, net of initial underwriting fees and offering costs.

As of March 31, 2010, we had cash and cash equivalents of approximately $64.9 million. In May 2010, we are required to pay an additional $7.6 million in deferred underwriting fees as a result of satisfying the capital deployment hurdle set forth in our agreement with the underwriters of the IPO. We intend to use the remaining proceeds from the IPO, private placement transactions, and the exercise of the underwriters’ over-allotment option to complete the acquisition of the Hilton Checkers Los Angeles hotel for approximately $46 million and, along with proceeds from a secured borrowing we intend to have in place, to complete the acquisition of the Courtyard Anaheim at Disneyland Resort hotel for approximately $25 million.

Liquidity and Capital Resources

We expect our primary source of cash to meet operating requirements, including payment of dividends in accordance with the REIT requirement of the U.S. federal income tax laws, payment of interest on any borrowings and funding of any capital expenditures, will be from our hotels’ results of operations and existing cash and cash equivalent balances. We intend to incur indebtedness to supplement our investment capital and to maintain flexibility to respond to industry conditions and opportunities. We intend to target an overall debt level of 40-50% of the aggregate purchase prices of all our portfolio properties, which based on our completed and pending acquisitions, would equate to approximately $74 million to $92 million of debt. We are currently in negotiations with several financial institutions to obtain a secured borrowing which we anticipate will be completed in the second quarter of 2010. There is no assurance that we will be able to enter into a secured borrowing on terms we find acceptable.

We expect to meet long-term liquidity requirements, such as new hotel property acquisitions and scheduled debt maturities, through secured and unsecured borrowings and the issuance of additional equity or debt securities. Our ability to raise funds through the issuance of equity securities depends on, among other things, general market conditions for hotel companies and REITs and market perceptions about us. We will continue to analyze alternate sources of capital in an effort to minimize our capital costs and maximize our financial flexibility.

Capital Expenditures

We maintain the Hyatt Regency Boston hotel, and will maintain each hotel that we acquire in the future, in good repair and condition and in conformity with applicable laws and regulations and in accordance with the franchisor’s standards and the agreed-upon requirements in our management agreements. The cost of all such routine improvements and alterations will be paid out of a property improvement fund, which will be funded by a portion of hotel gross revenues. Routine capital expenditures will be administered by the management companies. However, we will have approval rights over the capital expenditures as part of the annual budget process.

From time to time, certain of our hotel properties may be undergoing renovations as a result of our decision to upgrade portions of the hotels, such as guestrooms, meeting space, and/or restaurants, in order to better compete with other hotels in our markets. In addition, often after we acquire a hotel property, we are required to complete a property improvement plan (“PIP”) in order to bring the hotel property up to the respective franchisor’s standards. If permitted by the terms of the management agreement, funding for a renovation will first come from the property improvement fund. To the extent that the property improvement fund is not adequate to cover the cost of the renovation, we will fund the remaining portion of the renovation with cash and cash equivalents on hand.

Contractual Obligations

The following table sets forth our contractual obligations as of March 31, 2010, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands). There were no other material off-balance sheet arrangements at March 31, 2010.

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Corporate office lease	$1,541	$110	$412	$437	$582

Inflation

Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. However, competitive pressures may limit the ability of our management companies to raise room rates.

Seasonality

Demand in the lodging industry is affected by recurring seasonal patterns. For non-resort properties, demand is generally lower in the winter months due to decreased travel and higher in the spring and summer months during the peak travel season. For resort properties, demand is generally higher in the winter months. We expect that our operations will generally reflect non-resort seasonality patterns. Accordingly, we expect that we will have lower revenue, operating income and cash flow in the first and fourth quarters and higher revenue, operating income and cash flow in the second and third quarters. These general trends are, however, expected to be greatly influenced by overall economic cycles.

Critical Accounting Policies

We believe that the following critical accounting policies affect the most significant judgments and estimates used in the preparation of our consolidated financial statements:

Investments in Hotel Properties—We allocate the purchase prices of hotel properties acquired based on the fair value of the acquired property, furniture, fixtures and equipment, and identifiable intangible assets and the fair value of the liabilities assumed. In making estimates of fair value for purposes of allocating the purchase price, we utilize a number of sources of information that are obtained in connection with the acquisition of a hotel property, including cost segregation studies and valuations performed by independent third parties. We also consider information obtained about each hotel property as a result of our pre-acquisition due diligence in estimating the fair value of the tangible and intangible assets acquired. Hotel property acquisition costs, such as transfer taxes, title insurance, environmental and property condition reviews, and legal and accounting fees, are expensed in the period incurred.

Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, generally 15 to 40 years for buildings and building improvements and three to ten years for furniture, fixtures and equipment. Leasehold improvements are amortized over the shorter of the lease term or the useful lives of the related assets. Replacements and improvements at the hotel properties are capitalized, while repairs and maintenance are expensed as incurred. Upon the sale or retirement of a fixed asset, the cost and related accumulated depreciation are removed from our accounts and any resulting gain or loss is recognized in the consolidated statements of operations.

Intangible assets are recorded on non-market contracts, including air rights, lease and management and franchise agreements, assumed as part of the acquisition of certain hotel properties. Above-market and below-market contract values are based on the present value of the difference between contractual amounts to be paid pursuant to the contracts acquired and our estimate of the fair market contract rates for corresponding contracts measured over a period equal to the remaining non-cancelable term of the contracts acquired. Contracts acquired which are at market do not have significant value. Intangible assets are amortized using the straight-line method over the remaining non-cancelable term of the related contracts.

We review our hotel properties for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause us to perform our review include, but are not limited to, adverse changes in the demand for lodging at our properties due to declining national or local economic conditions and/or new hotel construction in markets where our hotels are located. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of an investment in a hotel property exceed the hotel’s carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying value to the estimated fair market value is recorded and an impairment loss recognized.

Share-Based Compensation—From time-to-time, we grant restricted share awards to employees. To-date, we have granted two types of restricted share awards: (1) awards that vest solely on continued employment (time-based awards) and (2) awards that vest based on our achievement of specified levels of relative total shareholder return and continued employment (performance-based awards).

We measure share-based compensation expense for the restricted share awards based on the fair value of the awards on the date of grant. The fair value of time-based awards is determined based on the closing trading price of our common shares on the measurement date, which is generally the date of grant. The fair value of performance-based awards is determined using a Monte Carlo simulation performed by a third-party valuation specialist. A Monte Carlo simulation requires the use of a number of assumptions, including historical volatility and correlation of the price of our common shares and the price of the common shares of our peer group, a risk-free rate of return, and an expected term.

For time-based awards, share-based compensation expense is recognized on a straight-line basis over the life of the entire award. For performance-based awards, share-based compensation expense is recognized over the requisite service period for each award. For both time-based awards and performance-based awards, once the total amount of share-based compensation expense is determined on the date of the grant, no adjustments are made to the amount recognized each period. No share-based compensation expense is recognized for awards for which employees do not render the requisite service.

Revenue Recognition—Hotel revenues, including room, food and beverage, and other hotel revenues, are recognized as the related services are provided.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We earn interest income from cash and cash equivalent balances. Considering our current cash and cash equivalents, if interest rates increase or decrease by 0.1%, our interest income will increase or decrease by less than $0.1 million, respectively.

To the extent that we incur debt with variable interest rates, our future income, cash flows and fair values relevant to financial instruments will be dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. As of March 31, 2010, we had no outstanding long-term debt.

Item 4T.	Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, and have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act during the Company’s most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed under the caption “Risk Factors” in the final prospectus forming a part of the Company’s Form S-11 Registration Statement (SEC File No. 333-162184), which was filed January 22, 2010 pursuant to Rule 424(b)(4) and is accessible on the SEC’s website at www.sec.gov.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Registered Securities

On January 21, 2010, a Form S-11 Registration Statement (SEC File No. 333-162184) relating to our IPO was declared effective by the SEC. The managing underwriters of the IPO were J.P. Morgan Securities Inc. and Deutsche Bank Securities Inc. The offering was closed on January 27, 2010. All 7,500,000 common shares registered under the registration statement were sold at a price to the public of $20 per share. On February 24, 2010, we sold an additional 85,854 common shares as a result of the exercise of an over-allotment option that we granted to the underwriters. The aggregate gross proceeds from the common shares sold by us were $151.7 million. The aggregate net proceeds to us from the offering were approximately $140.9 million after deducting approximately $9.1 million in initial and deferred underwriting fees and approximately $1.8 million in other expenses incurred in connection with the offering. All of the common shares were sold by us and there were no selling shareholders in the offering.

No offering expenses were paid directly or indirectly to any of our trustees or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates.

We used approximately $113.1 million of the net proceeds to acquire the Hyatt Regency Boston hotel on March 18, 2010 and $250 thousand to repay a loan to certain executives and to repurchase 100,000 common shares from those same executives that were issued in connection with our initial capitalization. We intend to use the remaining net proceeds to fund the acquisition of the Hilton Checkers Los Angeles hotel and to partially fund the acquisition of the Courtyard Anaheim at Disneyland Resort hotel. Pending such uses, the net proceeds will be invested in demand deposit accounts.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this Form 10-Q:

Exhibit Number	Description of Exhibit
3.1+	Articles of Amendment and Restatement of Declaration of Trust of Registrant

3.2+	Amended and Restated Bylaws of Registrant

10.1++	Employment Agreement between Registrant and James L. Francis*

10.1.1++	Letter Agreement between Registrant and James L. Francis*

10.2++	Employment Agreement between Registrant and Douglas W. Vicari*

10.2.1++	Letter Agreement between Registrant and Douglas W. Vicari*

10.3++	Employment Agreement between Registrant and D. Rick Adams*

10.4	Employment Agreement between Registrant and Graham J. Wootten (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 22, 2010)*

Exhibit Number	Description of Exhibit
10.5	Chesapeake Lodging Trust Equity Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 filed on January 27, 2010)*

10.6	Registration Rights Agreement between Hyatt Corporation and Registrant (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on January 28, 2010)

10.7	Registration Rights Agreement between BAMCO, Inc. and Registrant (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on January 28, 2010)

10.8	Purchase and Sale Agreement by and between Boston Hotel Company L.L.C. and Chesapeake Lodging, L.P., dated as of March 18, 2010

10.9	Hotel Management Agreement Boston Hyatt Regency between CHSP TRS Boston LLC and Hyatt Corporation (incorporated by reference to the Form of Management Agreement between Hyatt Corporation and Registrant filed as Exhibit 10.16 to the Registrant’s Registration Statement on Form S-11 (Reg. No. 333-162184))

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President, Chief Financial Officer and Treasurer

32.1	Section 1350 Certification of President and Chief Executive Officer

32.2	Section 1350 Certification of Executive Vice President, Chief Financial Officer and Treasurer

+	Incorporated by reference to the same-numbered exhibit to the Registrant’s Registration Statement on Form S-11 (SEC File No. 333-162184).
++	Incorporated by reference to the same-numbered exhibit to the Registrant’s Current Report on Form 8-K filed on January 28, 2010.
*	Asterisks identify management contracts and compensatory plans or arrangements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHESAPEAKE LODGING TRUST

Date: May 14, 2010	By:	/S/ DOUGLAS W. VICARI
Douglas W. Vicari
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/S/ GRAHAM J. WOOTTEN
Graham J. Wootten
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)