Form 10-Q
period 2010-06-30
Chesapeake Lodging Trust
filed 2010-08-13
CIK 1473078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 12, 2010, there were 9,349,813 shares of the registrant’s common shares issued and outstanding.

CHESAPEAKE LODGING TRUST

PART I

Item 1.	Financial Statements

CHESAPEAKE LODGING TRUST

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Property and equipment, net	$122,657	$-
Intangible asset, net of accumulated amortization of $152	35,953	-
Cash and cash equivalents	11,160	23
Restricted cash	438	-
Accounts receivable, net of allowance for doubtful accounts of $19	3,133	-
Prepaid expenses and other assets	1,981	412

Total assets	$175,322	$435

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$5,056	$185
Related-party loan	-	249

Total liabilities	5,056	434

Commitments and contingencies (Note 9)

Preferred shares, $.01 par value; 100,000,000 shares authorized; no shares issued and outstanding, respectively	-	-
Common shares, $.01 par value; 400,000,000 shares authorized; 9,349,813 shares and 100,000 shares issued and outstanding, respectively	93	1
Additional paid-in capital	170,107	-
Retained earnings	66	-

Total shareholders’ equity	170,266	1

Total liabilities and shareholders’ equity	$175,322	$435

The accompanying notes are an integral part of these financial statements.

CHESAPEAKE LODGING TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
REVENUE
Rooms	$8,769	$10,576
Food and beverage	2,710	3,238
Other	296	382

Total revenue	11,775	14,196

EXPENSES
Hotel operating expenses:
Rooms	1,833	2,300
Food and beverage	1,801	2,230
Other direct	196	242
Indirect	3,439	4,321

Total hotel operating expenses	7,269	9,093
Depreciation and amortization	744	952
Intangible asset amortization	130	152
Corporate general and administrative:
Share-based compensation	429	829
Hotel property acquisition costs	453	1,127
Other	1,407	2,094

Total operating expenses	10,432	14,247

Operating income (loss)	1,343	(51)

Interest income	36	85

Income before income taxes	1,379	34

Income tax benefit (expense)	(12)	32

Net income	$1,367	$66

Net income per share:
Basic	$.15	$.01
Diluted	$.15	$.01

Weighted-average number of common shares outstanding:
Basic	9,098,930	9,083,306
Diluted	9,111,597	9,094,891

The accompanying notes are an integral part of these financial statements.

CHESAPEAKE LODGING TRUST

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Common Shares		Additional Paid-In Capital	Retained Earnings	Total
	Shares	Amount
Balances at December 31, 2009	100,000	$1	$-	$-	$1
Sale of common shares, net of underwriting fees and offering costs	9,093,147	91	169,280	-	169,371
Repurchase of common shares	(100,000)	(1)	-	-	(1)
Issuance of restricted common shares	250,414	2	(2)	-	-
Issuance of unrestricted common shares	6,252	-	118	-	118
Amortization of deferred compensation	-	-	711	-	711
Net income	-	-	-	66	66

Balances at June 30, 2010	9,349,813	$93	$170,107	$66	$170,266

The accompanying notes are an integral part of these financial statements.

CHESAPEAKE LODGING TRUST

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

Six Months Ended June 30, 2010
Cash flows from operating activities:
Net income	$66
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	952
Intangible asset amortization	152
Share-based compensation	829
Changes in assets and liabilities:
Accounts receivable, net	(1,976)
Prepaid expenses and other assets	(91)
Accounts payable and accrued expenses	3,837

Net cash provided by operating activities	3,769

Cash flows from investing activities:
Acquisition of hotel properties, net of cash acquired	(159,007)
Deposit on hotel property acquisition	(750)
Improvements and additions to hotel properties	(1,497)
Change in restricted cash	(438)

Net cash used in investing activities	(161,692)

Cash flows from financing activities:
Proceeds from sale of common shares, net of underwriting fees	171,131
Payment of offering costs related to sale of common shares	(1,644)
Repurchase of common shares	(1)
Repayment of related-party loan	(249)
Deposit on loan application	(50)
Payment of deferred financing costs	(127)

Net cash provided by financing activities	169,060

Net increase in cash	11,137
Cash and cash equivalents, beginning of period	23

Cash and cash equivalents, end of period	$11,160

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

On January 27, 2010, the Company completed its initial public offering (“IPO”) and sold 7,500,000 common shares, resulting in net proceeds (after deducting initial underwriting fees and offering costs) of approximately $146.7 million. Concurrent with the IPO, the Company sold in private placement transactions an aggregate of 1,507,293 common shares, resulting in net proceeds of approximately $28.5 million. On February 24, 2010, the Company sold an additional 85,854 common shares as a result of the exercise of the underwriters’ over-allotment option, resulting in net proceeds (after deducting initial underwriting fees) of approximately $1.7 million. On May 21, 2010, the Company paid an additional $7.6 million in deferred underwriting fees as a result of satisfying the capital deployment hurdle set forth in its agreement with the underwriters of the IPO. The total net proceeds (after deducting initial and deferred underwriting fees and offering costs) generated from the IPO, the private placement transactions, and the exercise of the underwriters’ over-allotment option were approximately $169.4 million.

On March 18, 2010, the Company acquired its first hotel property, the Hyatt Regency Boston hotel located in Boston, Massachusetts, for approximately $113.1 million. On June 1, 2010, the Company acquired its second hotel property, the Hilton Checkers Los Angeles hotel located in Los Angeles, California, for approximately $46.0 million. Subsequent to June 30, 2010, the Company acquired the Courtyard Anaheim at Disneyland Resort hotel located in Anaheim, California for approximately $25.1 million and the Boston Marriott Newton hotel located in Newton, Massachusetts for approximately $77.2 million.

Substantially all of the Company’s assets are held by, and all of its operations are conducted through, Chesapeake Lodging, L.P., a Delaware limited partnership, which is wholly owned by the Company (the “Operating Partnership”). For the Company to qualify as a REIT, it cannot operate hotels. Therefore, the Operating Partnership leases its hotels to CHSP TRS LLC (“CHSP TRS”), which is a wholly owned subsidiary of the Operating Partnership. CHSP TRS then engages hotel management companies to operate the hotels pursuant to management agreements. CHSP TRS is treated as a taxable REIT subsidiary for federal income tax purposes.

2. Summary of Significant Accounting Policies

Basis of Presentation—The Company had no operations prior to the completion of its IPO on January 27, 2010. The consolidated financial statements presented herein include all of the accounts of Chesapeake Lodging Trust and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The information in these consolidated financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal, recurring nature unless disclosed otherwise. These consolidated financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission (“SEC”) and do not include all of the information and disclosures required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements.

Cash and Cash Equivalents—The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash—Restricted cash includes reserves held in escrow for normal replacements of furniture, fixtures and equipment, pursuant to certain requirements in the Company’s hotel management agreements.

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

Intangible assets are recorded on non-market contracts, including air rights and lease, management and franchise agreements, assumed as part of the acquisition of certain hotel properties. Above-market and below-market contract values are based on the present value of the difference between contractual amounts to be paid pursuant to the contracts acquired and the Company’s estimate of the fair market contract rates for corresponding contracts measured over a period equal to the remaining non-cancelable term of the contracts acquired. Contracts acquired which are at market do not have significant value. Intangible assets are amortized using the straight-line method over the remaining non-cancelable term of the related contracts.

The Company reviews its hotel properties for impairment whenever events or changes in circumstances indicate that the carrying values of the hotel properties may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel property exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel property’s estimated fair market value is recorded and an impairment loss is recognized. No impairment losses have been recognized for the three and six months ended June 30, 2010.

The Company classifies a hotel property as held for sale in the period in which it has made the decision to dispose of the hotel property, a binding agreement to purchase the property has been signed under which the buyer has committed a significant amount of nonrefundable cash, and no significant financing contingencies exist which could cause the transaction not to be completed in a timely manner. If these criteria are met, depreciation and amortization of the hotel property will cease and an impairment loss will be recognized if the fair value of the hotel property, less the costs to sell, is lower than the carrying amount of the hotel property. The Company will classify the loss, together with the related operating results, as discontinued operations in the consolidated statements of operations and classify the assets and related liabilities as held for sale in the consolidated balance sheet. As of June 30, 2010, the Company had no assets held for sale or liabilities related to assets held for sale.

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

3. Acquisition of Hotel Properties

On March 18, 2010, the Company acquired the 498-room Hyatt Regency Boston hotel located in Boston, Massachusetts for approximately $113.1 million. The effective date of the Hyatt Regency Boston hotel acquisition was March 1, 2010. As part of the acquisition, the Company acquired an air rights contract which expires on September 11, 2079 and that requires no payments through maturity. The Company recorded the fair value of the air rights contract as an intangible asset in the consolidated balance sheet and is amortizing the asset using the straight-line method over the term of the contract. The Company entered into a long-term agreement with Hyatt Corporation to continue to operate the hotel under the Hyatt Regency flag.

On June 1, 2010, the Company acquired the 188-room Hilton Checkers Los Angeles hotel located in Los Angeles, California for approximately $46.0 million. The Company entered into an agreement with Crestline Hotels & Resorts, Inc. to operate the hotel under the Hilton flag.

The preliminary allocation of the purchase prices to the acquired assets and liabilities based on their fair values was as follows (in thousands):

Land	$9,010
Buildings and improvements	104,172
Furniture, fixtures and equipment	8,930
Intangible asset	36,105
Cash	89
Accounts receivable, net	1,157
Prepaid expenses and other assets	667
Accounts payable and accrued expenses	(1,034)

Net assets acquired	$159,096

The following pro forma financial information presents the results of operations of the Company for the three and six months ended June 30, 2010 and 2009 as if the Hyatt Regency Boston hotel acquisition and the Hilton Checkers Los Angeles hotel acquisition had both taken place on January 1, 2009. Since the Company commenced operations on January 27, 2010 upon completion of the IPO, pro forma adjustments have been included for corporate general and administrative expenses and income taxes for the three months ended June 30, 2009 and the six months ended June 30, 2010 and 2009. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have actually occurred had both transactions taken place on January 1, 2009, or of future results of operations (in thousands, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Total revenue	$13,773	$12,614	$22,870	$21,565
Total hotel operating expenses	8,779	8,484	16,382	16,288
Total operating expenses	11,727	11,421	22,131	22,999
Operating income (loss)	2,046	1,193	739	(1,434)
Net income (loss)	2,060	1,110	828	(1,540)
Net income (loss) per common share:
Basic	.23	.12	.09	(.17)
Diluted	.23	.12	.09	(.17)

4. Property and Equipment

Property and equipment as of June 30, 2010 consisted of the following (in thousands):

June 30, 2010
Land	$9,010
Buildings and improvements	104,212
Furniture, fixtures and equipment	9,054
Construction-in-progress	1,333

123,609
Less: accumulated depreciation and amortization	(952)

Property and equipment, net	$122,657

5. Earnings Per Share

The following is a reconciliation of the amounts used in calculating basic and diluted net income per share (in thousands, except share and per share data):

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Numerator:
Net income	$1,367	$66
Less: dividends on unvested restricted common shares	—	—

Net income after dividends on unvested restricted common shares	$1,367	$66

Denominator:
Weighted-average number of common shares outstanding—basic	9,098,930	9,083,306
Effect of dilutive securities:
Unvested restricted common shares	12,667	11,585

Weighted-average number of common shares outstanding—diluted	9,111,597	9,094,891

Earnings per share:
Basic	$.15	$.01
Diluted	$.15	$.01

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

On January 27, 2010, the Company completed its IPO and sold 7,500,000 common shares at a price of $20 per share, resulting in gross proceeds of $150 million and net proceeds (after deducting initial underwriting fees and offering costs) of approximately $146.7 million. Concurrent with the IPO, the Company sold in third-party private placement transactions an aggregate of 1,357,293 common shares at a price per share equal to the IPO price, less an amount equal to the initial and deferred underwriting fees of $1.20 per share. The Company also sold in private placement transactions to its non-executive chairman and certain executives an aggregate of 150,000 common shares at a price per share equal to the IPO price. The proceeds generated from the private placement transactions were approximately $28.5 million. On February 24, 2010, the Company sold an additional 85,854 common shares at a price of $19.80 per share, net of the initial underwriting fee, as a result of the exercise of the underwriters’ over-allotment option, resulting in additional net proceeds of approximately $1.7 million. On May 21, 2010, the Company paid an additional $7.6 million in deferred underwriting fees as a result of satisfying the capital deployment hurdle set forth in its agreement with the underwriters of the IPO. The total net proceeds (after deducting initial and deferred underwriting fees and offering costs) generated from the IPO, the private placement transactions, and the exercise of the underwriters’ over-allotment option were approximately $169.4 million.

For the three and six months ended June 30, 2010, the Company issued 474 and 256,666 restricted and unrestricted common shares, respectively, to its employees and trustees. As of June 30, 2010, the Company had 9,349,813 common shares outstanding.

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

For the six months ended June 30, 2010, the Company granted 250,414 restricted common shares to certain employees. Two types of shares were granted: (1) 212,044 shares that vest solely on continued employment (time-based awards) and (2) 38,370 shares that vest based on the Company achieving specified levels of relative total shareholder return and continued employment (performance-based awards). The time-based awards are eligible to vest at the rate of one-third of the number of restricted shares granted commencing on the first anniversary of their issuance. The performance-based awards are eligible to vest at the rate of one-third of the number of restricted shares granted commencing on December 31, 2010 and each year thereafter. Additional vesting of performance-based awards can also occur at December 31, 2012 based on the cumulative level of relative total shareholder return during the entire performance measurement period. Dividends on the performance-based awards will accrue, but will not be paid unless the related shares vest. The fair value of the performance-based awards was determined using a Monte Carlo simulation with the following assumptions: volatility of 79.42%; an expected term equal to the requisite service period for the awards; and a risk-free interest rate of 1.45%.

As of June 30, 2010, there was approximately $3.9 million of unrecognized share-based compensation expense related to restricted common shares. The unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 2.5 years. The following is a summary of the Company’s restricted common shares for the six months ended June 30, 2010:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Restricted common shares as of December 31, 2009	—	—
Granted	250,414	$18.50
Vested	—	—
Forfeited	—	—

Restricted common shares as of June 30, 2010	250,414	$18.50

For the six months ended June 30, 2010, the Company granted 6,252 unrestricted common shares to the Company’s trustees, which vested immediately. As of June 30, 2010, subject to increases resulting from the forfeiture of currently outstanding awards, 197,991 common shares were reserved and available for future issuances under the Plan.

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

9. Commitments and Contingencies

Management Agreements—The Company’s hotel properties operate pursuant to management agreements with two management companies, Hyatt Corporation and Crestline Hotels & Resorts, Inc. Each management company receives a base management fee generally between 2% and 4% of hotel revenues. The management companies are also eligible to receive an incentive management fee if hotel operating income, as defined in the management agreements, exceeds certain performance thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel.

Franchise Agreement—The Hilton Checkers Los Angeles hotel operates pursuant to a franchise agreement with Hilton Worldwide. Pursuant to the franchise agreement, the Company pays a royalty fee of 4% of room revenues and 1% of food and beverage revenues, plus additional fees for marketing, central reservation systems, and other franchisor costs that amount to between 4% and 5% of room revenues. The Hyatt Regency Boston hotel is managed by Hyatt Corporation pursuant to a management agreement that allows the hotel property to operate under the Hyatt Regency brand.

Property Improvement Reserves—Pursuant to its management agreements, the Company is required to establish a property improvement reserve for each hotel to cover the cost of replacing furniture, fixtures and equipment. Contributions to the property improvement reserve are based on a percentage of gross revenues at each hotel. The Company is generally required to contribute between 3% and 5% of gross revenues over the term of the agreements.

Litigation—The Company is not involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Company.

10. Subsequent Events

On July 30, 2010, the Company entered into a credit agreement to obtain a $115 million, two-year secured revolving credit facility with a syndicate of banks. The facility is led by Wells Fargo Bank, N.A., as administrative agent, and JPMorgan Chase Bank, N.A., as syndication agent. The amount that the Company can borrow under the revolving credit facility is based on the value of the Company’s hotel properties included in the borrowing base, as defined in the credit agreement. Borrowings under the revolving credit facility bear interest equal to LIBOR plus 3.75%, subject to a LIBOR floor of 2.00%. The credit agreement contains standard financial covenants, including certain leverage ratios, coverage ratios, and a minimum tangible net worth requirement. Subject to certain conditions, the facility allows for a one-year extension.

Also on July 30, 2010, the Company acquired the 153-room Courtyard Anaheim at Disneyland Resort hotel in Anaheim, California for approximately $25.1 million and the 430-room Boston Marriott Newton hotel in Newton, Massachusetts for approximately $77.2 million. The Company entered into an agreement with Tarsadia Hotels to operate the Courtyard Anaheim at Disneyland Resort hotel under the Courtyard by Marriott flag and entered into an agreement with TPG Hospitality, Inc. to operate the Boston Marriott Newton hotel under the Marriott flag. The Courtyard Anaheim at Disneyland Resort hotel and Boston Marriott Newton hotel acquisitions were funded by a $105 million borrowing under the Company’s revolving credit facility.

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

As of the date of this report, we have now invested all of the proceeds from our IPO and private placement transactions through the acquisitions of the following four hotel properties with an aggregate of 1,269 rooms:

Hotel Property	Location	Rooms	Acquisition Date

Hyatt Regency Boston	Boston, MA	498	March 18, 2010

Hilton Checkers Los Angeles	Los Angeles, CA	188	June 1, 2010

Courtyard Anaheim at Disneyland Resort	Anaheim, CA	153	July 30, 2010

Boston Marriott Newton	Newton, MA	430	July 30, 2010

In mid-2008, U.S. lodging demand started to decline as a result of the economic recession which led industry revenue per available room (“RevPAR”) to decline for the year, as reported by Smith Travel Research. Throughout 2009, the decrease in lodging demand accelerated with RevPAR down 16.7% for the year, the largest decline recorded by Smith Travel Research since they began tracking the U.S. lodging industry. Through the first six months of 2010, based on industry reports from Smith Travel Research, fundamentals in the U.S. lodging industry showed trends of improvement with demand for rooms increasing in almost all of the major markets, as general economic indicators began to experience improvement. In the second quarter of 2010, pricing power returned in a few of the major leading markets such as New York, NY, Boston, MA, and Washington, D.C., with gains in average daily rate (“ADR”) for the first time since the economic recession started. With supply of available rooms expected to rise at a significantly slower pace over the next several years than during 2006-2008 and demand for rooms expected to increase significantly as the U.S. economy rebounds, we expect meaningful growth in RevPAR to start in 2011 and to accelerate for several years thereafter.

We believe the Boston, MA market is one of the most compelling lodging markets in the U.S. With limited new supply in the foreseeable future that will compete with our two hotels in the market, and solid demand growth in both transient and group segments, we believe we are positioned for a multi-year period of strong revenue and profit growth. RevPAR for the Boston, MA market was up 17.0% and 13.7% for the three and six months ended June 30, 2010, respectively, as reported by Smith Travel Research. The gain for the six months ended June 30, 2010 was second only to the New York, NY market.

The acquisition environment and deal activity have begun to increase in recent months. While there are numerous sources, much of the deal activity is coming from private sellers either “distressed” or at least “stressed” with their current hotel holdings and underlying capital structure. Many owners have some equity remaining in their hotels, but cannot refinance their existing debt, which in many cases is coming due. As well, these owners may not have the needed capital to reinvest in the hotel and for others, they may have fund life issues with the need to begin returning capital to their investors. In addition, there are public sellers that are selling for strategic reasons, whether it’s a brand company or another REIT. All of these forces are driving much of the current deal activity. We see the bid/ask spread closing in many situations as sellers become more realistic in their expectations given debt coming due or fund life issues and buyers able to pay a little more as industry fundamentals continue to improve. The environment remains competitive; however, we feel strongly that we can continue to acquire hotels and prudently deploy capital. We believe the opportunities today are compelling and will be viewed as significantly discounted entry points as the lodging cycle continues to grow through a multi-year recovery period.

Results of Operations

Three months ended June 30, 2010

Results of operations for the three months ended June 30, 2010 include the operating activity of the Hyatt Regency Boston hotel for the full three months and the operating activity of the Hilton Checkers Los Angeles hotel for 30 days (acquired on June 1, 2010), and are not indicative of the results we expect when our investment strategy has been fully implemented.

Revenues – Total revenue was $11.8 million, which includes rooms revenue of $8.8 million, food and beverage revenue of $2.7 million, and other revenue of $0.3 million.

Hotel operating expenses – Hotel operating expenses, excluding depreciation and amortization, were $7.3 million. Direct hotel operating expenses included rooms expense of $1.8 million, food and beverage expense of $1.8 million, and other direct expenses of $0.2 million. Indirect hotel operating expenses, which includes management and franchise fees, real estate taxes, insurance, utilities, repairs and maintenance, advertising and sales, and general and administrative expenses, were $3.4 million.

Depreciation and amortization – Depreciation and amortization expense was $0.7 million.

Intangible asset amortization – Intangible asset amortization expense relating to an air rights contract associated with the Hyatt Regency Boston hotel was $0.1 million.

Corporate general and administrative – Total corporate general and administrative expenses were $2.3 million, which included non-cash share-based compensation expense of $0.4 million and hotel property acquisition costs of $0.5 million.

Interest income – Interest income on cash and cash equivalents was $36 thousand.

Income tax expense – Income tax expense was $12 thousand, which resulted from taxable income generated by our TRS during the period.

Six months ended June 30, 2010

Results of operations for the six months ended June 30, 2010 include the operating activity of the Hyatt Regency Boston hotel for 122 days (the effective date of the acquisition was March 1, 2010) and the operating activity of the Hilton Checkers Los Angeles hotel for 30 days (acquired on June 1, 2010), and are not indicative of the results we expect when our investment strategy has been fully implemented.

Revenues – Total revenue was $14.2 million, which includes rooms revenue of $10.6 million, food and beverage revenue of $3.2 million, and other revenue of $0.4 million.

Hotel operating expenses – Hotel operating expenses, excluding depreciation and amortization, were $9.1 million. Direct hotel operating expenses included rooms expense of $2.3 million, food and beverage expense of $2.2 million, and other direct expenses of $0.2 million. Indirect hotel operating expenses, which includes management and franchise fees, real estate taxes, insurance, utilities, repairs and maintenance, advertising and sales, and general and administrative expenses, were $4.3 million.

Depreciation and amortization – Depreciation and amortization expense was $1.0 million.

Intangible asset amortization – Intangible asset amortization expense relating to an air rights contract associated with the Hyatt Regency Boston hotel was $0.2 million.

Corporate general and administrative – Total corporate general and administrative expenses were $4.1 million, which included non-cash share-based compensation expense of $0.8 million and hotel property acquisition costs of $1.1 million.

Interest income – Interest income on cash and cash equivalents was $0.1 million.

Income tax benefit – Income tax benefit was $32 thousand, which resulted from a taxable loss incurred by our TRS during the period.

Sources and Uses of Cash

For the six months ended June 30, 2010, net cash flows from operating activities were $3.8 million, net cash flows used in investing activities were $161.7 million, of which $113.1 million was used to acquire the Hyatt Regency Boston hotel and $46.0 million was used to acquire the Hilton Checkers Los Angeles hotel, and net cash flows provided by financing activities were $169.1 million, of which $169.4 million were proceeds generated from the IPO, private placement transactions, and the exercise of the underwriters’ over-allotment option, net of underwriting fees and offering costs. As of June 30, 2010, we had cash and cash equivalents of approximately $11.2 million. We currently expect that our operating cash flows will be sufficient to fund our continuing operations and, given that we expect to generate taxable income for the year, we also expect to make a distribution to shareholders, as required to maintain our REIT status, in the second half of 2010.

Liquidity and Capital Resources

We expect our primary source of cash to meet operating requirements, including payment of dividends in accordance with the REIT requirement of the U.S. federal income tax laws, payment of interest on any borrowings and funding of any capital expenditures, will be from our hotels’ results of operations and existing cash and cash equivalent balances. We intend to incur indebtedness to supplement our investment capital and to maintain flexibility to respond to industry conditions and opportunities. We intend to target an overall debt level of 40-50% of the aggregate purchase prices of all our portfolio properties.

On July 30, 2010, we entered into a credit agreement to obtain a $115 million, two-year secured revolving credit facility with a syndicate of banks. Also on July 30, 2010, we made an initial borrowing of $105.0 million under the revolving credit facility to fund the acquisitions of the Courtyard Anaheim at Disneyland Resort hotel for approximately $25.1 million and the Boston Marriott Newton hotel for approximately $77.2 million. As of July 30, 2010, we had approximately $10 million of cash and cash equivalents in addition to $10.0 million of remaining borrowing capacity under our revolving credit facility. The amount that we can borrow under our revolving credit facility is based on the value of our hotel properties included in the borrowing base, as defined in the credit agreement. We intend to invest our remaining cash and cash equivalents and additional borrowing capacity under the revolving credit facility through a new hotel acquisition, although we have not yet identified a particular property for this purpose.

We expect to meet long-term liquidity requirements, such as new hotel property acquisitions and scheduled debt maturities, through additional secured and unsecured borrowings and the issuance of additional equity or debt securities. Our ability to raise funds through the issuance of equity securities depends on, among other things, general market conditions for hotel companies and REITs and market perceptions about us. We will continue to analyze alternate sources of capital in an effort to minimize our capital costs and maximize our financial flexibility.

Capital Expenditures

We maintain each hotel property in good repair and condition and in conformity with applicable laws and regulations and in accordance with the franchisor’s standards and the agreed-upon requirements in our management agreements. The cost of all such routine improvements and alterations will be paid out of property improvement reserves, which will be funded by a portion of each hotel’s gross revenues. Routine capital expenditures will be administered by the management companies. However, we will have approval rights over the capital expenditures as part of the annual budget process.

From time to time, certain of our hotel properties may be undergoing renovations as a result of our decision to upgrade portions of the hotels, such as guestrooms, meeting space, and/or restaurants, in order to better compete with other hotels in our markets. In addition, often after we acquire a hotel property, we are required to complete a property improvement plan (“PIP”) in order to bring the hotel property up to the respective franchisor’s standards. If permitted by the terms of the management agreement, funding for a renovation will first come from the property improvement reserve. To the extent that the property improvement reserve is not adequate to cover the cost of the renovation, we will fund the remaining portion of the renovation with cash and cash equivalents on hand.

Contractual Obligations

The following table sets forth our contractual obligations as of June 30, 2010, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands). There were no other material off-balance sheet arrangements at June 30, 2010.

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Corporate office lease	$1,541	$160	$415	$440	$526

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

Intangible assets are recorded on non-market contracts, including air rights and lease, management and franchise agreements, assumed as part of the acquisition of certain hotel properties. Above-market and below-market contract values are based on the present value of the difference between contractual amounts to be paid pursuant to the contracts acquired and our estimate of the fair market contract rates for corresponding contracts measured over a period equal to the remaining non-cancelable term of the contracts acquired. Contracts acquired which are at market do not have significant value. Intangible assets are amortized using the straight-line method over the remaining non-cancelable term of the related contracts.

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

Share-Based Compensation—From time-to-time, we grant restricted share awards to employees. To-date, we have granted two types of restricted share awards: (1) time-based awards and (2) performance-based awards.

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

As of June 30, 2010, we had no outstanding long-term debt. Subsequent to June 30, 2010, we obtained a $115 million revolving credit facility discussed under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources,” and have borrowed $105 million under it. Given that borrowings under our credit facility bear interest equal to LIBOR plus 3.75%, our future income, cash flows and fair values relevant to financial instruments will be dependent upon changes in LIBOR. Market risk refers to the risk of loss from adverse changes in market prices and interest rates.

Item 4.	Controls and Procedures

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

We used $250 thousand of the net proceeds to repay a loan to certain executives and to repurchase 100,000 common shares from those same executives that were issued in connection with our initial capitalization, approximately $113.1 million of the net proceeds to acquire the Hyatt Regency Boston hotel on March 18, 2010, and the remaining net proceeds to partially fund the $46.0 million acquisition of the Hilton Checkers Los Angeles hotel on June 1, 2010. As of the date of this report, we have now invested all of the proceeds from our IPO.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this Form 10-Q:

Exhibit Number	Description of Exhibit

10.1	Purchase and Sale Agreement by and between Kalpana, LLC and Chesapeake Lodging, L.P., dated as of April 14, 2010

10.1.1	First Amendment to the Purchase and Sale Agreement by and between Kalpana, LLC and Chesapeake Lodging, L.P., dated as of May 4, 2010

10.1.2	Second Amendment to the Purchase and Sale Agreement by and between Kalpana, LLC and Chesapeake Lodging, L.P., dated as of May 17, 2010

10.2	Purchase and Sale Agreement by and between 535 Grand Avenue, LLC and Chesapeake Lodging, L.P., dated as of April 14, 2010

10.2.1	First Amendment to the Purchase and Sale Agreement by and between 535 Grand Avenue, LLC and Chesapeake Lodging, L.P., dated as of May 4, 2010

10.3	Purchase and Sale Agreement by and between Mantra, LLC and Chesapeake Lodging, L.P., dated as of April 14, 2010

10.3.1	First Amendment to the Purchase and Sale Agreement by and between Mantra, LLC and Chesapeake Lodging, L.P., dated as of May 4, 2010

10.3.2	Second Amendment to the Purchase and Sale Agreement by and between Mantra, LLC and Chesapeake Lodging, L.P., dated as of July 19, 2010

10.4	Purchase and Sale Agreement by and between CR/TPG Newton Hotel LLC and Chesapeake Lodging, L.P., dated as of June 30, 2010

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President, Chief Financial Officer and Treasurer

32.1	Section 1350 Certification of President and Chief Executive Officer

32.2	Section 1350 Certification of Executive Vice President, Chief Financial Officer and Treasurer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHESAPEAKE LODGING TRUST

Date: August 13, 2010	By:	/S/ DOUGLAS W. VICARI
Douglas W. Vicari
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/S/ GRAHAM J. WOOTTEN
Graham J. Wootten
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)