Form 10-Q
period 2010-09-30
Chesapeake Lodging Trust
filed 2010-11-04
CIK 1473078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 1, 2010, there were 18,435,271 shares of the registrant’s common shares issued and outstanding.

CHESAPEAKE LODGING TRUST

PART I

Item 1.	Financial Statements

CHESAPEAKE LODGING TRUST

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Property and equipment, net	$223,974	$—
Intangible asset, net of accumulated amortization of $281	35,824	—
Cash and cash equivalents	13,543	23
Restricted cash	1,988	—
Accounts receivable, net of allowance for doubtful accounts of $48	3,890	—
Prepaid expenses and other assets	1,845	412
Deferred financing costs, net of accumulated amortization of $252	2,671	—

Total assets	$283,735	$435

LIABILITIES AND SHAREHOLDERS’ EQUITY
Long-term debt	$105,000	$—
Accounts payable and accrued expenses	7,314	185
Dividends payable	1,862	—
Related-party loan	—	249

Total liabilities	114,176	434

Commitments and contingencies (Note 11)
Preferred shares, $.01 par value; 100,000,000 shares authorized; no shares issued and outstanding, respectively	—	—
Common shares, $.01 par value; 400,000,000 shares authorized; 9,350,271 shares and 100,000 shares issued and outstanding, respectively	93	1
Additional paid-in capital	170,538	—
Cumulative dividends in excess of net income	(1,072)	—

Total shareholders’ equity	169,559	1

Total liabilities and shareholders’ equity	$283,735	$435

The accompanying notes are an integral part of these financial statements.

CHESAPEAKE LODGING TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
REVENUE
Rooms	$13,589	$24,165
Food and beverage	3,861	7,099
Other	782	1,164

Total revenue	18,232	32,428

EXPENSES
Hotel operating expenses:
Rooms	3,098	5,398
Food and beverage	2,852	5,082
Other direct	389	631
Indirect	6,150	10,471

Total hotel operating expenses	12,489	21,582
Depreciation and amortization	1,600	2,552
Intangible asset amortization	129	281
Corporate general and administrative:
Share-based compensation	431	1,260
Hotel property acquisition costs	321	1,448
Other	1,302	3,396

Total operating expenses	16,272	30,519

Operating income	1,960	1,909

Interest income	11	96

Interest expense	(1,332)	(1,332)

Income before income taxes	639	673

Income tax benefit	93	125

Net income	$732	$798

Net income available per common share—basic and diluted	$0.08	$0.08

The accompanying notes are an integral part of these financial statements.

CHESAPEAKE LODGING TRUST

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Common Shares		Additional Paid-In Capital	Cumulative Dividends in Excess of Net Income	Total
	Shares	Amount
Balances at December 31, 2009	100,000	$1	$—	$—	$1
Sale of common shares, net of underwriting fees and offering costs	9,093,147	91	169,280	—	169,371
Repurchase of common shares	(100,000)	(1)	—	—	(1)
Issuance of restricted common shares	250,414	2	(2)	—	—
Issuance of unrestricted common shares	6,710	—	126	—	126
Amortization of deferred compensation	—	—	1,134	—	1,134
Declaration of dividends on common shares	—	—	—	(1,870)	(1,870)
Net income	—	—	—	798	798

Balances at September 30, 2010	9,350,271	$93	$170,538	$(1,072)	$169,559

The accompanying notes are an integral part of these financial statements.

CHESAPEAKE LODGING TRUST

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

Nine Months Ended September 30, 2010
Cash flows from operating activities:
Net income	$798
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,552
Intangible asset amortization	281
Deferred financing costs amortization	252
Share-based compensation	1,260
Changes in assets and liabilities:
Accounts receivable, net	(2,518)
Prepaid expenses and other assets	(298)
Accounts payable and accrued expenses	5,508

Net cash provided by operating activities	7,835

Cash flows from investing activities:
Acquisition of hotel properties, net of cash acquired	(261,274)
Improvements and additions to hotel properties	(2,178)
Change in restricted cash	(1,988)

Net cash used in investing activities	(265,440)

Cash flows from financing activities:
Proceeds from sale of common shares, net of underwriting fees	171,131
Payment of offering costs related to sale of common shares	(1,833)
Borrowing from revolving credit facility	105,000
Repurchase of common shares	(1)
Repayment of related-party loan	(249)
Payment of deferred financing costs	(2,923)

Net cash provided by financing activities	271,125

Net increase in cash	13,520
Cash and cash equivalents, beginning of period	23

Cash and cash equivalents, end of period	$13,543

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,057
Cash paid for income taxes	98

The accompanying notes are an integral part of these financial statements.

CHESAPEAKE LODGING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Organization and Description of Business

Chesapeake Lodging Trust (the “Company”) is a self-advised real estate investment trust (“REIT”) that was organized in the state of Maryland on June 12, 2009. The Company is focused on investments primarily in upper-upscale hotel properties in major business, airport and convention markets and, on a selective basis, premium select-service hotel properties in urban settings or unique locations in the United States of America. The Company completed its initial public offering (“IPO”) and concurrent private placements on January 27, 2010. As of September 30, 2010, the Company owned four hotel properties with an aggregate of 1,269 rooms in two states.

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

Restricted Cash—Restricted cash includes reserves held in escrow for normal replacements of furniture, fixtures and equipment, real estate taxes, and insurance pursuant to certain requirements in the Company’s hotel management, franchise, and loan agreements.

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

CHESAPEAKE LODGING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

The Company reviews its hotel properties for impairment whenever events or changes in circumstances indicate that the carrying values of the hotel properties may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel property exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel property’s estimated fair market value is recorded and an impairment loss is recognized. No impairment losses have been recognized for the three and nine months ended September 30, 2010.

The Company classifies a hotel property as held for sale in the period in which it has made the decision to dispose of the hotel property, a binding agreement to purchase the property has been signed under which the buyer has committed a significant amount of nonrefundable cash, and no significant financing contingencies exist which could cause the transaction not to be completed in a timely manner. If these criteria are met, depreciation and amortization of the hotel property will cease and an impairment loss will be recognized if the fair value of the hotel property, less the costs to sell, is lower than the carrying amount of the hotel property. The Company will classify the loss, together with the related operating results, as discontinued operations in the consolidated statements of operations and classify the assets and related liabilities as held for sale in the consolidated balance sheet. As of September 30, 2010, the Company had no assets held for sale or liabilities related to assets held for sale.

Revenue Recognition—Revenues from operations of the hotels are recognized when the services are provided. Revenues consist of room sales, food and beverage sales, and other hotel department revenues, such as parking, telephone, and gift shop sales.

Deferred Financing Costs—Deferred financing costs are recorded at cost and consist of loan fees and other costs incurred in issuing debt. Amortization of deferred financing costs is computed using a method that approximates the effective interest method over the term of the related debt and is included in interest expense in the consolidated statements of operations.

CHESAPEAKE LODGING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

Earnings Per Share—Basic earnings per share is computed by dividing net income, adjusted for dividends declared on and undistributed earnings allocated to unvested time-based awards, by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income, adjusted for dividends declared on and earnings allocated to unvested time-based awards, by the weighted-average number of common shares outstanding, plus potentially dilutive securities, such as unvested performance-based awards, during the period. The Company’s unvested time-based awards are entitled to receive non-forfeitable dividends, if declared. Therefore, unvested time-based awards qualify as participating securities, requiring the allocation of dividends and undistributed earnings under the two-class method to calculate earnings per share. The percentage of undistributed earnings allocated to the unvested time-based awards is based on the proportion of the weighted-average unvested time-based awards outstanding during the period to the total of the weighted-average common shares and unvested time-based awards outstanding during the period. No adjustment is made for shares that are anti-dilutive during the period.

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

CHESAPEAKE LODGING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

3. Acquisition of Hotel Properties

On March 18, 2010, the Company acquired the 498-room Hyatt Regency Boston located in Boston, Massachusetts for approximately $113.1 million. The effective date of the Hyatt Regency Boston acquisition was March 1, 2010. As part of the acquisition, the Company acquired an air rights contract which expires on September 11, 2079 and that requires no payments through maturity. The Company recorded the fair value of the air rights contract as an intangible asset in the consolidated balance sheet and is amortizing the asset using the straight-line method over the term of the contract. The Company entered into a long-term agreement with Hyatt Corporation to continue to operate the hotel under the Hyatt Regency flag.

On June 1, 2010, the Company acquired the 188-room Hilton Checkers Los Angeles located in Los Angeles, California for approximately $46.0 million. The Company entered into an agreement with Crestline Hotels & Resorts, Inc. to operate the hotel under the Hilton flag.

On July 30, 2010, the Company acquired the 153-room Courtyard Anaheim at Disneyland Resort in Anaheim, California for approximately $25.1 million. The Company entered into an agreement with Tarsadia Hotels to operate the hotel under the Courtyard by Marriott flag.

On July 30, 2010, the Company also acquired the 430-room Boston Marriott Newton in Newton, Massachusetts for approximately $77.2 million. The Company entered into an agreement with TPG Hospitality Inc. to operate the hotel under the Marriott flag.

The preliminary allocation of the purchase prices to the acquired assets and liabilities based on their fair values was as follows (in thousands):

Land	$28,672
Buildings and improvements	176,694
Furniture, fixtures and equipment	18,982
Intangible asset	36,105
Cash	128
Accounts receivable, net	1,372
Prepaid expenses and other assets	1,062
Accounts payable and accrued expenses	(1,613)

Net assets acquired	$261,402

The following pro forma financial information presents the results of operations of the Company for the three and nine months ended September 30, 2010 and 2009 as if the acquisitions of the Hyatt Regency Boston, Hilton Checkers Los Angeles, Courtyard Anaheim at Disneyland Resort, and Boston Marriott Newton had all taken place on January 1, 2009. Since the Company commenced operations on January 27, 2010 upon completion of the IPO, pro forma adjustments have been included for corporate general and administrative expenses and income taxes for the three months ended September 30, 2009 and the nine months ended September 30, 2010 and 2009. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have actually occurred had all transactions taken place on January 1, 2009, or of future results of operations (in thousands, except per share data).

CHESAPEAKE LODGING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Total revenue	$20,500	$19,502	$59,060	$56,157
Total hotel operating expenses	14,352	14,133	42,388	42,519
Total operating expenses	18,089	17,790	53,597	54,931
Operating income	2,411	1,712	5,463	1,226
Net income (loss)	562	(340)	(207)	(4,821)
Net income (loss) per common share—basic and diluted	.06	(.04)	(.03)	(.53)

4. Property and Equipment

Property and equipment as of September 30, 2010 consisted of the following (in thousands):

September 30, 2010
Land and land improvements	$28,730
Buildings and leasehold improvements	177,773
Furniture, fixtures and equipment	20,008
Construction-in-progress	15

226,526
Less: accumulated depreciation and amortization	(2,552)

Property and equipment, net	$223,974

5. Long-Term Debt

On July 30, 2010, the Company entered into a credit agreement to obtain a $115 million, two-year secured revolving credit facility with a syndicate of banks. The facility is led by Wells Fargo Bank, N.A., as administrative agent, and JPMorgan Chase Bank, N.A., as syndication agent. Subject to certain conditions, the revolving credit facility allows for a one-year extension. The amount that the Company can borrow under the revolving credit facility is based on the value of the Company’s hotel properties included in the borrowing base, as defined in the credit agreement. As of September 30, 2010, the maximum borrowing availability under the revolving credit facility was $111.9 million, of which $105.0 million had been drawn.

Borrowings under the revolving credit facility bear interest equal to LIBOR plus 3.75%, subject to a LIBOR floor of 2.00%. The credit agreement contains standard financial covenants, including certain leverage ratios, coverage ratios, and a minimum tangible net worth requirement. As of September 30, 2010, the Company was in compliance with these financial covenants.

CHESAPEAKE LODGING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

6. Earnings Per Share

The following is a reconciliation of the amounts used in calculating basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Numerator:
Net income	$732	$798
Less: Dividends declared on unvested time-based awards	(42)	(42)
Less: Undistributed earnings allocated to unvested time-based awards	—	—

Net income available to common shareholders	$690	$756

Denominator:
Weighted-average number of common shares outstanding—basic and diluted	9,099,404	9,089,302
Earnings per share—basic and diluted	$.08	$.08

7. Dividends

For the three months ended September 30, 2010, the Company’s board of trustees declared a cash dividend payable to the Company’s common shareholders of record as of September 30, 2010 in the amount of $.20 per common share. The dividend was paid on October 15, 2010.

8. Shareholders’ Equity

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

On January 27, 2010, the Company completed its IPO and sold 7,500,000 common shares at a price of $20 per share, resulting in gross proceeds of $150 million and net proceeds (after deducting initial underwriting fees and offering costs) of approximately $146.7 million. Concurrent with the IPO, the Company sold in third-party private placements an aggregate of 1,357,293 common shares at a price per share equal to the IPO price, less an amount equal to the initial and deferred underwriting fees of $1.20 per share. The Company also sold in private placements to its non-executive chairman and certain executives an aggregate of 150,000 common shares at a price per share equal to the IPO price. The proceeds generated from private placements were approximately $28.5 million. On February 24, 2010, the Company sold an additional 85,854 common shares at a price of $19.80 per share, net of the initial underwriting fee, as a result of the exercise of the underwriters’ over-allotment option, resulting in additional net proceeds of approximately $1.7 million. On May 21, 2010, the Company paid an additional $7.6 million in deferred underwriting fees as a result of satisfying the capital deployment hurdle set forth in its agreement with the underwriters of the IPO. The total net proceeds (after deducting initial and deferred underwriting fees and offering costs) generated from the IPO, private placements, and the exercise of the underwriters’ over-allotment option were approximately $169.4 million.

For the three and nine months ended September 30, 2010, the Company issued 458 and 257,124 restricted and unrestricted common shares, respectively, to its employees and trustees. As of September 30, 2010, the Company had 9,350,271 common shares outstanding.

CHESAPEAKE LODGING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Preferred Shares—The Company is authorized to issue up to 100,000,000 preferred shares, $.01 par value per share. The Company’s board of trustees is required to set for each class or series of preferred shares the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption.

9. Equity Plan

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

The Company initially reserved 454,657 common shares for issuance under the Plan. Shares that are issued under the Plan to any person pursuant to an award are counted against this limit as one share for every one share granted. If any shares covered by an award are not purchased or are forfeited, if an award is settled in cash or if an award otherwise terminates without delivery of any shares, then the number of common shares counted against the aggregate number of shares available under the Plan with respect to the award will, to the extent of any such forfeiture or termination, again be available for making awards under the Plan.

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

For the nine months ended September 30, 2010, the Company granted 250,414 restricted common shares to certain employees. Two types of shares were granted: (1) 212,044 shares that vest solely on continued employment (time-based awards) and (2) 38,370 shares that vest based on the Company achieving specified levels of relative total shareholder return and continued employment (performance-based awards). The time-based awards are eligible to vest at the rate of one-third of the number of restricted shares granted commencing on the first anniversary of their issuance. The performance-based awards are eligible to vest at the rate of one-third of the number of restricted shares granted commencing on December 31, 2010 and each year thereafter. Additional vesting of performance-based awards can also occur at December 31, 2012 based on the cumulative level of relative total shareholder return during the entire performance measurement period. Dividends on the performance-based awards will accrue, but will not be paid unless the related shares vest. The fair value of the performance-based awards was determined using a Monte Carlo simulation with the following assumptions: volatility of 79.42%; an expected term equal to the requisite service period for the awards; and a risk-free interest rate of 1.45%.

CHESAPEAKE LODGING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

As of September 30, 2010, there was approximately $3.5 million of unrecognized share-based compensation expense related to restricted common shares. The unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 2.2 years. The following is a summary of the Company’s restricted common shares for the nine months ended September 30, 2010:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Restricted common shares as of December 31, 2009	—	—
Granted	250,414	$18.50
Vested	—	—
Forfeited	—	—

Restricted common shares as of September 30, 2010	250,414	$18.50

For the nine months ended September 30, 2010, the Company granted 6,710 unrestricted common shares to the Company’s trustees, which vested immediately. As of September 30, 2010, subject to increases resulting from the forfeiture of currently outstanding awards, 197,533 common shares were reserved and available for future issuances under the Plan.

10. Related-Party Transactions

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

11. Commitments and Contingencies

Management Agreements—The Company’s hotel properties operate pursuant to management agreements with various third-party management companies. Each management company receives a base management fee generally between 2% and 4% of hotel revenues. The management companies are also eligible to receive an incentive management fee if hotel operating income, as defined in the management agreements, exceeds certain performance thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel.

Franchise Agreements—The Hilton Checkers Los Angeles operates pursuant to a franchise agreement with Hilton Worldwide and the Courtyard Anaheim at Disneyland Resort and Boston Marriott Newton operate pursuant to franchise agreements with Marriott International Inc. Under the franchise agreements, the Company generally pays a royalty fee ranging from 4% to 6% of room revenues and 1% to 3% of food and beverage revenues, plus additional fees for marketing, central reservation systems, and other franchisor costs that amount to between 1% and 5% of room revenues. The Hyatt Regency Boston is managed by Hyatt Corporation pursuant to a management agreement that allows the hotel property to operate under the Hyatt Regency brand.

Property Improvement Reserves—Pursuant to its management, franchise and loan agreements, the Company is required to establish a property improvement reserve for each hotel to cover the cost of replacing furniture, fixtures and equipment. Contributions to the property improvement reserve are based on a percentage of gross revenues at each hotel. The Company is generally required to contribute between 3% and 5% of gross revenues over the term of the agreements.

CHESAPEAKE LODGING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Litigation—The Company is not involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Company.

12. Subsequent Event

On October 13, 2010, the Company completed an underwritten public offering of 9,085,000 common shares at a price of $16.25 per share. After deducting underwriting fees and estimated offering costs, the Company generated net proceeds of approximately $140.5 million. Immediately following the offering, the Company used $105.0 million of the net proceeds to pay down the outstanding balance under the revolving credit facility. The Company expects to use the remaining proceeds from this offering for new hotel acquisitions and for general business purposes.

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

These risks and uncertainties, together with the information contained in our Form S-11 Registration Statement (SEC File No. 333-169500) under the caption “Risk Factors,” should be considered in evaluating any forward-looking statement contained in this report or incorporated by reference herein. All forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are qualified by the cautionary statements in this section. We undertake no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report, except as required by law.

Overview

The Company was organized as a self-advised REIT in the state of Maryland in June 2009, with a focus on investments in primarily upper-upscale hotels in major business, airport and convention markets and, on a selective basis, premium select-service hotels in urban settings or unique locations in the United States of America. In January 2010, we completed our IPO. In conjunction with the IPO, we sold additional common shares through private placements and through the exercise of the underwriters’ over-allotment option. The total net proceeds (after deducting underwriting fees and offering costs) generated from the IPO, private placements, and the exercise of the underwriters’ over-allotment option was approximately $169.4 million. In July 2010, we entered into a credit agreement to obtain a $115.0 million, two-year secured revolving credit facility. Subject to certain conditions, the revolving credit facility allows for a one-year extension.

Deploying all of the proceeds from our IPO and private placements, along with a $105.0 million borrowing under our revolving credit facility, we have acquired the following four hotel properties with an aggregate of 1,269 rooms through the date of this report:

Hotel Property	Location	Rooms	Acquisition Date
Hyatt Regency Boston	Boston, MA	498	March 18, 2010
Hilton Checkers Los Angeles	Los Angeles, CA	188	June 1, 2010
Courtyard Anaheim at Disneyland Resort	Anaheim, CA	153	July 30, 2010
Boston Marriott Newton	Newton, MA	430	July 30, 2010

On October 13, 2010, we completed an underwritten public offering of 9,085,000 common shares at a price of $16.25 per share. After deducting underwriting fees and estimated offering costs, we generated net proceeds of approximately $140.5 million. Immediately following the offering, we used $105.0 million of the net proceeds to pay down the outstanding balance under our revolving credit facility. We will use the remaining proceeds from this offering, together with the borrowing capacity under our revolving credit facility, to invest in new hotel acquisitions and for general business purposes.

In mid-2008, U.S. lodging demand started to decline as a result of the economic recession which led industry revenue per available room (“RevPAR”) to decline for the year, as reported by Smith Travel Research. Throughout 2009, the decrease in lodging demand accelerated with RevPAR down 16.7% for the year, the largest decline recorded by Smith Travel Research since they began tracking the U.S. lodging industry. In the first quarter of 2010, fundamentals in the U.S. lodging industry began showing trends of improvement with demand for rooms increasing in almost all of the major markets, as general economic indicators began to experience improvement. With lodging demand increasing, pricing power began to return in the second quarter of 2010 in a few of the major leading markets such as New York, NY, Boston, MA, and Washington, D.C., with gains in average daily rate (“ADR”) for the first time since the economic recession started. These positive trends continued, strengthened and expanded to other markets during the third quarter of 2010, which led to an increase in RevPAR of 8.4% during the quarter, as reported by Smith Travel Research. With supply of available rooms expected to rise at a significantly slower pace over the next several years than during 2006-2008 and demand for rooms expected to increase significantly as the U.S. economy rebounds, we expect meaningful growth in RevPAR in 2011 and for several years thereafter.

The acquisition environment and deal activity has increased throughout the year, and has gained considerable momentum in the last three months. While there are numerous sources, much of the deal activity is coming from private sellers experiencing challenges with their current hotel holdings and underlying capital structure. Many owners have some equity remaining in their hotels, but cannot refinance their existing debt, which in many cases is coming due. As well, these owners may not have the needed capital to reinvest in the hotel and for others, they may have fund life issues with the need to begin returning capital to their investors. In addition, there are public sellers that are selling for strategic reasons, whether it’s a brand company or another REIT. All of these forces are driving much of the current deal activity. We see the bid/ask spread closing in many situations as sellers become more realistic in their expectations given debt coming due or fund life issues and buyers able to pay a little more as industry fundamentals continue to improve. The environment remains competitive; however, we feel strongly that we can continue to acquire hotels and prudently deploy capital. We believe the opportunities today are compelling and will be viewed as significantly discounted entry points as the lodging cycle continues to grow through a multi-year recovery period.

Results of Operations

Three months ended September 30, 2010

Results of operations for the three months ended September 30, 2010 include the operating activity of the Hyatt Regency Boston and Hilton Checkers Los Angeles each for the full three months and the operating activity of the Courtyard Anaheim at Disneyland Resort and Boston Marriott Newton each for 63 days (both acquired on July 30, 2010).

Revenues—Total revenue was $18.2 million, which includes rooms revenue of $13.6 million, food and beverage revenue of $3.9 million, and other revenue of $0.8 million.

Hotel operating expenses—Hotel operating expenses, excluding depreciation and amortization, were $12.5 million. Direct hotel operating expenses included rooms expense of $3.1 million, food and beverage expense of $2.9 million, and other direct expenses of $0.4 million. Indirect hotel operating expenses, which includes management and franchise fees, real estate taxes, insurance, utilities, repairs and maintenance, advertising and sales, and general and administrative expenses, were $6.2 million.

Depreciation and amortization—Depreciation and amortization expense was $1.6 million.

Intangible asset amortization—Intangible asset amortization expense relating to an air rights contract associated with the Hyatt Regency Boston was $0.1 million.

Corporate general and administrative—Total corporate general and administrative expenses were $2.1 million, which included non-cash share-based compensation expense of $0.4 million and hotel property acquisition costs of $0.3 million.

Interest income—Interest income on cash and cash equivalents was $11 thousand.

Interest expense—Interest expense on the borrowing under our revolving credit facility was $1.3 million.

Income tax benefit—Income tax benefit was $93 thousand, which resulted from a taxable loss generated by our TRS during the period.

Nine months ended September 30, 2010

Results of operations for the nine months ended September 30, 2010 include the operating activity of the Hyatt Regency Boston for 214 days (the effective date of the acquisition was March 1, 2010), the operating activity of the Hilton Checkers Los Angeles for 122 days (acquired on June 1, 2010), and the operating activity of the Courtyard Anaheim at Disneyland Resort and Boston Marriott Newton each for 63 days (both acquired on July 30, 2010).

Revenues—Total revenue was $32.4 million, which includes rooms revenue of $24.2 million, food and beverage revenue of $7.1 million, and other revenue of $1.2 million.

Hotel operating expenses—Hotel operating expenses, excluding depreciation and amortization, were $21.6 million. Direct hotel operating expenses included rooms expense of $5.4 million, food and beverage expense of $5.1 million, and other direct expenses of $0.6 million. Indirect hotel operating expenses, which includes management and franchise fees, real estate taxes, insurance, utilities, repairs and maintenance, advertising and sales, and general and administrative expenses, were $10.5 million.

Depreciation and amortization—Depreciation and amortization expense was $2.6 million.

Intangible asset amortization—Intangible asset amortization expense relating to an air rights contract associated with the Hyatt Regency Boston was $0.3 million.

Corporate general and administrative—Total corporate general and administrative expenses were $6.1 million, which included non-cash share-based compensation expense of $1.3 million and hotel property acquisition costs of $1.4 million.

Interest income—Interest income on cash and cash equivalents was $0.1 million.

Interest expense—Interest expense on the borrowing under our revolving credit facility was $1.3 million.

Income tax benefit—Income tax benefit was $0.1 million, which resulted from a taxable loss incurred by our TRS during the period.

Sources and Uses of Cash

For the nine months ended September 30, 2010, net cash flows from operating activities were $7.8 million, net cash flows used in investing activities were $265.4 million, of which $261.3 million was used to acquire the Hyatt Regency Boston, Hilton Checkers Los Angeles, Courtyard Anaheim at Disneyland Resort and Boston Marriott Newton, and net cash flows provided by financing activities were $271.1 million, of which $169.4 million were proceeds generated from the IPO, private placements, and the exercise of the underwriters’ over-allotment option, net of underwriting fees and offering costs, and $105.0 million were proceeds from a borrowing under our revolving credit facility. As of September 30, 2010, we had cash and cash equivalents of approximately $13.5 million. We currently expect that our operating cash flows will be sufficient to fund our continuing operations. Given that we expect to generate taxable income for the year, we declared a dividend in the amount of $.20 per share to each shareholder of record on September 30, 2010, which was paid on October 15, 2010. We expect to declare a distribution to shareholders, as required to maintain our REIT status, in the fourth quarter of 2010 as well, although the per share amount of this expected distribution will be determined by the our board of trustees following its review of our financial performance and capital requirements, and the terms of our revolving credit facility.

Liquidity and Capital Resources

We expect our primary source of cash to meet operating requirements, including payment of dividends in accordance with the REIT requirement of the U.S. federal income tax laws, payment of interest on any borrowings and funding of any capital expenditures, will be from our hotels’ results of operations and existing cash and cash equivalent balances. We intend to incur indebtedness to supplement our investment capital and to maintain flexibility to respond to industry conditions and opportunities. We intend to target an overall debt level of 45-50% of the aggregate purchase prices of all of our portfolio properties.

We expect to meet long-term liquidity requirements, such as new hotel property acquisitions and scheduled debt maturities, through additional secured and unsecured borrowings and issuances of equity or debt securities. Our ability to raise funds through the issuance of equity securities depends on, among other things, general market conditions for hotel companies and REITs and market perceptions about us. We will continue to analyze alternate sources of capital in an effort to minimize our capital costs and maximize our financial flexibility.

On July 30, 2010, we entered into a credit agreement to obtain a $115 million, two-year secured revolving credit facility with a syndicate of banks. Subject to certain conditions, the revolving credit facility allows for a one-year extension. The amount we can borrow under our revolving credit facility is based on the value of our hotel properties included in the borrowing base, as defined in the credit agreement. As of September 30, 2010, the maximum borrowing availability under the revolving credit facility was $111.9 million, of which $105.0 million had been drawn.

On October 13, 2010, we completed an underwritten public offering of 9,085,000 common shares at a price of $16.25 per share. After deducting underwriting fees and estimated offering costs, we generated net proceeds of approximately $140.5 million. Immediately following the offering, we used $105.0 million of the net proceeds to pay down the outstanding balance under our revolving credit facility. We will use the remaining proceeds from this offering, together with the borrowing capacity under our revolving credit facility, to invest in new hotel acquisitions and for general business purposes.

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

Contractual Obligations

The following table sets forth our contractual obligations as of September 30, 2010, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands). There were no other material off-balance sheet arrangements at September 30, 2010.

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Corporate office lease	$1,531	$200	$418	$443	$470
Revolving credit facility, including interest(1)	116,220	6,121	110,099	—	—

	$117,751	$6,321	$110,517	$443	$470

(1)	Assumes no additional borrowings under the revolving credit facility and interest payments are based on the interest rate in effect as of September 30, 2010.

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

As of September 30, 2010, we had $105.0 million outstanding under our revolving credit facility. Amounts borrowed under our revolving credit facility bear interest at variable rates based on LIBOR plus 3.75%, subject to a LIBOR floor of 2.00%. Because the prevailing LIBOR is below the interest rate floor, if prevailing LIBOR on our debt under our revolving credit facility were to decrease, we would not experience any benefits in terms of reduced interest expense. Conversely, if applicable LIBOR were to increase to reach 3.00%, or a 1.00% increase over the interest rate floor in effect, the increase in interest expense on our revolving credit facility debt would decrease future earnings and cash flows by approximately $1.1 million annually, assuming that the amount outstanding under our revolving credit facility were to remain at $105.0 million, the balance at September 30, 2010.

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

Our business faces many risks. The risks described below may not be the only risks we face. Additional risks that we do not yet know of or that we currently believe are immaterial may also impair our business operations. If any of the events or circumstances described in the following risk factors actually occur, our business, financial condition or results of operations could suffer, our ability to make cash distributions to our shareholders could be impaired and the trading price of our common shares could decline. You should know that many of the risks described may apply to more than just the subsection in which we grouped them for the purpose of this presentation. As a result, you should consider all of the following risks, together with all of the other information in this report, before deciding to invest in our shares.

Risks related to our business and properties

We have a limited operating history, own only four hotel properties and may not be able to successfully operate our business or generate sufficient operating cash flows to sustain or increase distributions to our shareholders.

We were organized in June 2009 and only commenced operations upon completion of our IPO in January 2010. Our ability to sustain or increase distributions to our shareholders depends on many factors, including the financial performance of our properties, the availability of additional attractive acquisition opportunities that satisfy our investment strategies and our success in identifying and consummating them on favorable terms, the level and volatility of interest rates, readily accessible short-term and long-term financing on favorable terms and conditions in the financial markets, the real estate market and the economy, as to which no assurance can be given. We face competition in acquiring attractive properties. We cannot assure you that we will be able to acquire properties with attractive returns or will not seek properties with greater risk to obtain the same level of returns or that the value of our properties in the future will not decline substantially. Furthermore, there can be no assurance that our four current hotel properties will continue to generate sufficient operating cash flows to pay our operating expenses and enable us to sustain or increase the amount or rate of distributions we make to our shareholders.

The geographic concentration of our properties in two metropolitan areas could leave us disproportionately vulnerable to an economic downturn, regulatory changes or acts of nature in those areas, which could adversely affect our operating performance and cash available for shareholder distributions.

As of the date of this report, our hotel investments have been concentrated in and around the metropolitan areas of Boston, Massachusetts and Los Angeles, California. As a result, the economic conditions in these states generally, and these metropolitan areas specifically, as well as changes in laws and regulations, unforeseen acts of nature, demographics and similar factors that may result in decreased travel or lodging demand in these areas could adversely affect revenues, costs and operating performance at our properties, which could have a material adverse effect on our results of operations and the amount of cash available for distributions to our shareholders.

Failure of the lodging industry to exhibit improvement when or as expected may adversely affect our ability to execute our business plan.

A substantial part of our business plan is based on our belief that the lodging markets in which we invest will experience improving economic fundamentals in the future. In particular, our business strategy is dependent on our expectation that key industry performance indicators, especially RevPAR, will improve in 2010 and industry performance will accelerate for several years thereafter. There can be no assurance as to whether, when or to what extent, lodging industry fundamentals will improve. In the event conditions in the industry do not improve when and as we expect, or deteriorate, our ability to execute our business plan may be adversely affected.

Because our officers have broad discretion to invest our available cash and the borrowing capacity available from time to time under our revolving credit facility, they may make investments where the returns are substantially below expectations or which result in net operating losses.

Our officers have broad discretion, within the general investment policies established by our board of trustees, to invest our available cash and borrowing capacity and to determine the timing of such investments. In addition, our investment policies may be amended or revised from time-to-time at the discretion of our board of trustees, without a vote of our shareholders. Such discretion could result in investments that may not yield returns consistent with investors’ expectations or with which you may not agree. These factors may increase the uncertainty, and thus the risk, of investing in our common shares. Our failure to invest our available funds effectively or find suitable properties to acquire in a timely manner or on acceptable terms could result in returns that are substantially below expectations or result in losses, which could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our shareholders.

In addition, a portion of our executive officers’ bonus compensation for 2010 is linked to the amount of capital we deploy during the year. This compensation system may provide them with incentives to invest our available funds during 2010, even if suitable opportunities are not available on acceptable terms. As a result, properties acquired may not yield favorable returns.

We cannot assure you that we will be able to identify assets that meet our investment objectives, that we will be successful in consummating any investment opportunities we identify or that one or more investments we may make will generate revenue, income or cash flow. Our inability to do any of the foregoing could materially and adversely affect our results of operations and cash flows and our ability to make distributions to our shareholders.

Our success depends on key personnel whose continued service is not guaranteed.

We depend on the efforts and expertise of our president and chief executive officer and our executive vice president, chief financial officer, and treasurer to manage our day-to-day operations and strategic business direction. The loss of their services, and our inability to find suitable replacements, could have an adverse effect on our operations.

We may not succeed in managing our growth, in which case our financial results could be adversely affected.

As of the date of this report, we have only six employees. Our ability to grow our business depends upon our senior executive officers’ business contacts and their ability to successfully hire, train, supervise and manage additional personnel. We may not be able to hire and train sufficient personnel or develop management, information and operating systems suitable for our expected growth. If we are unable to manage any future growth effectively, our operations and financial results could be adversely affected.

Our returns could be negatively impacted if our third-party hotel managers do not manage our properties in our best interests.

Since U.S. federal income tax laws restrict REITs and their subsidiaries from operating or managing a hotel, we do not operate or manage our hotels. Instead, we lease all of our hotels to subsidiaries of our “taxable REIT subsidiary” and these subsidiaries of our TRS retain third-party managers to operate our hotels pursuant to management agreements. Our cash flow from the hotels may be adversely affected if our managers fail to provide quality services and amenities or if they or their affiliates fail to maintain a quality brand name. In addition, our hotel managers or their affiliates may manage, and in some cases may own, may have invested in or may have provided credit support or operating guarantees to hotels that compete with our hotels, any of which could result in conflicts of interest. As a result, our hotel managers may make decisions regarding competing lodging facilities that are not in our best interests.

We do not have the authority to require any hotel to be operated in a particular manner or to govern any particular aspect of the daily operations of any hotel (for instance, setting room rates). Thus, even if we believe our hotels are being operated inefficiently or in a manner that does not result in satisfactory occupancy rates, RevPAR and ADR, we are not able to force the management company to change its method of operation of our hotels. If necessary, we generally will attempt to resolve issues with our managers through discussions and negotiations. However, if we are unable to reach satisfactory results through discussions and negotiations, we may choose to litigate the dispute or submit the matter to third-party dispute resolution. We can only seek redress if a management company violates the terms of the applicable management agreement with the TRS, and then only to the extent of the remedies provided for under the terms of the management agreement. In the event that we need to replace any of our management companies, we may be required by the terms of the management agreement to pay substantial termination fees and may experience significant disruptions at the affected hotels.

Funds spent to maintain franchisor operating standards or the loss of a franchise license may reduce cash available for shareholder distributions.

Certain of our hotel properties operate under franchise agreements and we anticipate that some of the hotels we acquire in the future also will operate under franchise agreements. We are therefore subject to the risks inherent in concentrating our hotel properties in several franchise brands. These risks include reductions in business following negative publicity related to one of our brands.

The maintenance of the franchise licenses for our hotels is subject to our franchisors’ operating standards and other terms and conditions. Franchisors periodically inspect our hotel properties to ensure that we and our lessees and management companies follow their standards. Failure by us, our TRS or one of our management companies to maintain these standards or other terms and conditions could result in a franchise license being canceled. If a franchise license terminates due to our failure to make required improvements or to otherwise comply with its terms, we may also be liable to the franchisor for a termination payment, which will vary by franchisor and by hotel. As a condition of our continued holding of a franchise license, a franchisor could also possibly require us to make capital expenditures, even if we do not believe the capital improvements are necessary or desirable or will result in an acceptable return on our investment. Nonetheless, we may risk losing a franchise license if we do not make franchisor-required capital expenditures.

If a franchisor terminates the franchise license, we may try either to obtain a suitable replacement franchise or to operate the hotel without a franchise license. The loss of a franchise license could materially and adversely affect the operations or the underlying value of the hotel because of the loss of associated name recognition, marketing support and centralized reservation systems provided by the franchisor. A loss of a franchise license for one or more hotels could materially and adversely affect our revenues. This loss of revenues could, therefore, also adversely affect our financial condition, results of operations and cash available for distributions to our shareholders.

Our ability to maintain quarterly distributions to our shareholders is subject to fluctuations in our financial performance, operating results and capital improvement requirements.

As a REIT, we are required to distribute at least 90% of our taxable income (excluding net capital gains) each year to our shareholders. In the event of future downturns in our operating results and financial performance or unanticipated capital improvements to our hotels, including capital improvements which may be required by our franchisors, we may be unable to declare or pay distributions to our shareholders. The timing and amount of distributions are in the sole discretion of our board of trustees which considers, among other factors, our financial performance, debt service obligations and debt covenants, and capital expenditure requirements. We intend to pay regular quarterly dividends but cannot assure you that we will continue to generate sufficient cash in order to fund distributions in the same aggregate amounts as we paid in connection with our initial quarterly dividend or at all.

Among the factors which could adversely affect our results of operations and our distributions to shareholders are the failure of our TRS to make required rent payments because of reduced net operating profits or operating losses, increased debt service requirements and capital expenditures at our hotels, including capital expenditures required by the franchisors of our hotels. Among the factors which could reduce the net operating profits of our TRS are decreases in hotel revenues and increases in hotel operating expenses. Hotel revenue can decrease for a number of reasons, including increased competition from a new supply of hotel rooms and decreased demand for hotel rooms. These factors can reduce both occupancy and room rates at our hotels.

We lease all of our hotels to our TRS, and our TRS is subject to hotel operating risks, including risks of sustaining operating losses after payment of hotel operating expenses, including management fees. These risks can adversely affect the net operating profits of our TRS, our operating expenses and the amount of cash available for distribution to our shareholders.

Compliance with covenants in our revolving credit facility and other debt instruments may limit our freedom to operate our business and impair our ability to make distributions to our shareholders.

The terms of our revolving credit facility require us to comply with customary financial and other covenants, including covenants that:

•	require us to maintain minimum levels of debt to adjusted earnings before interest, taxes, depreciation and amortization, or EBITDA;

•	require us to maintain maximum levels of total debt to total assets;

•	require us to maintain minimum levels of tangible net worth;

•	limit our ability to make certain investments;

•	prevent us from employing leverage in excess of a percentage of our total asset value;

•

prohibit us from making annual distributions to our shareholders in excess of 90% of our funds from operations, or FFO, over time, except for such distributions as may be required to enable us to maintain our qualification as a REIT for U.S. federal income tax purposes and prohibit us from making any distributions to shareholders while there is a continuing event of default;

•	impose concentration limitations on the value and other characteristics of assets comprising the collateral pool securing the revolving credit facility; and

•	limit our ability to engage in a change in control transaction without causing the amounts outstanding under the revolving credit facility to become immediately due and payable.

These restrictions may interfere with our ability to obtain financing or to engage in other business activities, which may inhibit our ability to grow our business and increase revenues. If we fail to comply with any of these requirements, then the related indebtedness, and any other debt containing cross-default or cross-acceleration rights for our lenders, could become immediately due and payable. We cannot assure you that we could pay all of our debt if it became due, or that we could continue in that instance to make distributions to our shareholders and maintain our REIT qualification.

If we are unable to repay or refinance our revolving credit facility and other debt, we may be unable to sustain or increase distributions to our shareholders and our share price may be adversely affected.

Borrowings under our revolving credit facility and future debt subject us to many risks, including the risks that:

•	our cash flow from operations will be insufficient to make required payments of principal and interest;

•	our debt may increase our vulnerability to adverse economic and industry conditions;

•

we may be required to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing cash available for distribution to our shareholders, funds available for operations and capital expenditures, future business opportunities or other purposes;

•	the terms of any refinancing may not be as favorable as the terms of the debt being refinanced; and

•	the terms of our debt may limit our ability to make distributions to our shareholders and therefore adversely affect the market price of our common shares.

If we do not have sufficient funds to repay our debt at maturity, it may be necessary to refinance this debt through additional debt financing, private or public offerings of debt securities, or additional equity financings. If we are unable to refinance our debt on acceptable terms, we may be forced to dispose of hotel properties on disadvantageous terms, potentially resulting in losses adversely affecting cash flow from operating activities. We have placed, and may continue to place, mortgages on our hotel properties to secure our debt. To the extent we cannot meet our debt service obligations, we risk losing some or all of those properties to foreclosure.

Interest expense on our debt may limit our cash available to fund our growth strategies and shareholder distributions.

Higher interest rates could increase debt service requirements on floating rate debt and could reduce funds available for operations, distributions to our shareholders, future business opportunities or other purposes.

Failure to hedge effectively against interest rate changes may adversely affect our results of operations and our ability to make shareholder distributions.

We may obtain in the future one or more forms of interest rate protection—in the form of swap agreements, interest rate cap contracts or similar agreements—to hedge against the possible negative effects of interest rate fluctuations. However, we cannot assure you that any hedging will adequately relieve the adverse effects of interest rate increases or that counterparties under these agreements will honor their obligations thereunder. In addition, we may be subject to risks of default by hedging counterparties. Adverse economic conditions could also cause the terms on which we borrow to be unfavorable. We could be required to liquidate one or more of our hotel investments at times which may not permit us to receive an attractive return on our investments in order to meet our debt service obligations.

Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on a co-venturer’s financial condition and disputes between us and our co-venturers.

We may co-invest in the future with third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a property, partnership, joint venture or other entity. In such event, we would not be in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity. Investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or trustees from focusing their time and effort on our business. Consequently, actions by, or disputes with, partners or co-venturers might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers.

Our sourcing agreement with Hyatt does not require Hyatt to provide us with any potential acquisition opportunities and, as a result, we may not be able to grow our business as rapidly as we prefer.

We consider Hyatt Corporation’s, or Hyatt’s, willingness to refer potential acquisition opportunities to us, in Hyatt’s sole discretion, to be an important component of our sourcing relationship with Hyatt. Under the terms of our sourcing agreement, however, Hyatt is not obligated to refer any of these opportunities to us. Moreover, although we are obligated to offer Hyatt the right to manage or franchise any unbranded properties we may acquire, nothing in our agreement requires Hyatt to accept any offer we make. As a result, we may not realize the benefits of this agreement in full. Realizing fewer acquisition opportunities from Hyatt than we expect may slow the pace of our growth, which could adversely affect our financial performance.

Risks related to the hotel industry

Economic conditions may adversely affect the lodging industry.

The performance of the lodging industry has historically been closely linked to the performance of the general economy and, specifically, growth in U.S. GDP. It is also sensitive to business and personal discretionary spending levels. Declines in corporate budgets and consumer demand due to adverse general economic conditions, risks affecting or reducing travel patterns, lower consumer confidence or adverse political conditions can lower the revenues and profitability of our future hotel properties and therefore the net operating profits of our TRS. The recent global economic downturn led to a significant decline in demand for products and services provided by the lodging industry, lower occupancy levels and significantly reduced room rates.

Recovery of demand for products and services provided by the lodging industry generally trails improvement in economic conditions. Though we have seen improvement in economic and industry fundamentals, we cannot assure you that these conditions will continue to improve or that the recovery is sustainable. A double-dip recession or other worsening of the U.S. economy, if experienced, would likely have an adverse impact on our revenues and negatively affect our profitability.

Our ability to sustain the amount of distributions we make to our shareholders may be affected by various operating risks common to the lodging industry.

Our hotel properties are subject to various operating risks common to the lodging industry, many of which are beyond our control, including the following:

•	competition from other hotel properties in our markets;

•	over-building of hotels in our markets, which will adversely affect occupancy and revenues at the hotels we acquire;

•	dependence on business and commercial travelers and tourism;

•	increases in energy costs and other expenses affecting travel, which may affect travel patterns and reduce the number of business and commercial travelers and tourists;

•	increases in operating costs due to inflation and other factors that may not be offset by increased room rates;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

•	adverse effects of international, national, regional and local economic and market conditions;

•

unforeseen events beyond our control, such as terrorist attacks, travel related health concerns, including pandemics and epidemics, such as H1N1 influenza (swine flu), avian bird flu and SARS, political instability, regional hostilities, imposition of taxes or surcharges by regulatory authorities, travel related accidents and unusual weather patterns, including natural disasters, such as hurricanes, tsunamis or earthquakes;

•	adverse effects of a downturn in the lodging industry; and

•	risks generally associated with the ownership of hotel properties and real estate, as we discuss in detail below.

These factors could reduce the net operating profits of our TRS, which in turn could adversely affect the amount or frequency of distributions we make to our shareholders.

Our investment opportunities and growth prospects may be affected by competition for acquisitions.

We compete for investment opportunities with other entities, some of which have substantially greater financial resources than we do. This competition may generally limit the number of suitable investment opportunities offered to us, which may limit our ability to grow. This competition may also increase the bargaining power of property owners seeking to sell to us, making it more difficult for us to acquire new properties on attractive terms or at all.

Our revenues and cash available for shareholder distributions may be affected by the seasonality of the hotel industry.

The hotel industry is seasonal in nature. This seasonality can be expected to cause quarterly fluctuations in our revenues. Our quarterly earnings may be adversely affected by factors outside our control, including weather conditions and poor economic factors. As a result, we may have to enter into short-term borrowings in certain quarters in order to offset these fluctuations in revenues and to sustain the amount or quarterly rate of distributions we make to our shareholders.

The cyclical nature of the lodging industry may cause fluctuations in our operating performance.

The lodging industry is highly cyclical in nature. Fluctuations in lodging demand and, therefore, operating performance, are caused largely by general economic and local market conditions, which subsequently affects levels of business and leisure travel. In addition to general economic conditions, new hotel room supply is an important factor that can affect the lodging industry’s performance and overbuilding has the potential to further exacerbate the negative impact of an economic recession. Room rates and occupancy, and thus RevPAR, tend to increase when demand growth exceeds supply growth. Although we believe that supply growth peaked in late 2008 to early 2009, and that lodging demand has begun to rebound and will grow through 2015, no assurances can be made. An unsustainable rebound in lodging demand beyond late 2010 to early 2011, or a continued growth in lodging supply, could result in returns that are substantially below expectations or result in losses, which could have a material adverse effect on our business, financial condition, results of operations and the amount of cash available for distributions to our shareholders.

Our concentration in particular segments of a single industry limits our ability to offset the risks of an industry downturn, which could adversely affect our operating performance and cash available for shareholder distributions.

Our entire business is hotel-related. Therefore, a downturn in the lodging industry, in general, and the upper-upscale segment that is the primary focus of our operations, in particular, will have a material adverse effect on our lease revenues and the net operating profits of our TRS and amounts available for distribution to our shareholders.

The ongoing need for capital expenditures at our hotel properties may limit the amounts available for shareholder distributions.

Our hotel properties will require periodic renovations and other capital improvements, including replacements, from time-to-time, of furniture, fixtures and equipment. The franchisors of our hotels will also require periodic capital improvements as a condition of keeping the franchise licenses. In addition, if we incur additional indebtedness, our lenders will likely require that we set aside annual amounts for capital improvements to our hotel properties. These capital improvements may give rise to the following risks:

•	possible environmental problems;

•	construction cost overruns and delays;

•	a possible shortage of available cash to fund capital improvements and the related possibility that financing for these capital improvements may not be available to us on affordable terms; and

•	uncertainties as to market demand or a loss of market demand after capital improvements have begun.

The costs of all these capital improvements could adversely affect our financial condition and amounts available for distribution to our shareholders.

Hotel development is subject to timing, budgeting and other risks. To the extent we acquire hotel properties that are under development, these risks may adversely affect our operating results and may limit the amounts available for shareholder distributions.

We may acquire hotel properties that are under development if suitable opportunities arise, taking into consideration general economic conditions. Hotel properties involve a number of development risks, including risks associated with:

•	construction delays or cost overruns that may increase project costs;

•	receipt of zoning, occupancy and other required governmental permits and authorizations;

•	development costs incurred for projects that are not pursued to completion;

•	acts of God, such as earthquakes, hurricanes, floods or fires that could adversely impact a project;

•	ability to raise capital; and

•	governmental restrictions on the nature or size of a project.

To the extent we invest in hotel properties under development, we cannot assure you that any development project will be completed on time, within budget, or at all. The developer’s inability to complete a project on time or within budget may adversely affect the hotel’s projected operating results and limit amounts available for distributions to our shareholders.

The hotel business is capital-intensive, and our inability to obtain financing could limit our growth.

Our hotel properties will require periodic capital expenditures and renovation to remain competitive. Acquisitions or development of additional hotel properties will require significant capital expenditures. We may not be able to fund capital improvements or acquisitions solely from cash provided from our operating activities because we must distribute at least 90% of our taxable income (net of capital gains) each year to maintain our qualification as a REIT for U.S. federal income tax purposes. As a result, our ability to fund capital expenditures, acquisitions or hotel development through retained earnings is very limited. Consequently, we rely upon the availability of debt or equity capital to fund hotel acquisitions and improvements. Our ability to grow through acquisitions or development of hotels will be limited if we cannot obtain satisfactory debt or equity financing which will depend on market conditions. Neither our declaration of trust nor our bylaws limits the amount of debt that we can incur. However, we cannot assure you that we will be able to obtain additional equity or debt financing or that we will be able to obtain such financing on favorable terms.

The increasing use of Internet travel intermediaries by consumers may adversely affect our profitability.

Some of our hotel rooms will be booked through Internet travel intermediaries, including, but not limited to, Travelocity.com, Expedia.com and Priceline.com. As these Internet bookings increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from us and our management companies. Moreover, some of these Internet travel intermediaries are attempting to offer hotel rooms as a commodity, by increasing the importance of price and general indicators of quality (such as “three-star downtown hotel”) at the expense of brand identification. These agencies hope that consumers will eventually develop brand loyalties to their reservations system rather than to the brands under which our properties will be franchised. Although most of the business for our hotels is expected to be derived from traditional channels, if the amount of sales made through Internet intermediaries increases significantly, room revenues may flatten or decrease and our profitability could be adversely affected.

Future terrorist attacks or changes in terror alert levels could adversely affect our growth strategies, our ability to obtain financing, our ability to insure our properties and our overall financial condition.

Previous terrorist attacks in the United States and subsequent terrorist alerts have adversely affected the travel and hospitality industries over the past several years. The impact that terrorist attacks in the United States or elsewhere could have on domestic and international markets and our business in particular is indeterminable. It is possible that such attacks or the threat of such attacks could have a material adverse effect on our business, our ability to finance our business, our ability to insure our properties and/or our results of operations and financial condition as a whole.

Uninsured and underinsured losses could adversely affect our operating results and the amount of cash available for distributions to our shareholders.

We maintain comprehensive insurance on each of the hotel properties that we own, including liability, fire and extended coverage, of the type and amount we believe are customarily obtained for or by hotel owners. Various types of catastrophic losses, like earthquakes and floods, losses from foreign terrorist activities, such as those on September 11, 2001, or losses from domestic terrorist activities, such as the Oklahoma City bombing on April 19, 1995, may not be fully insurable.

In the event of a substantial loss, our insurance coverage may not be sufficient to cover the full current market value or replacement cost of our lost investment. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a hotel or resort, as well as the anticipated future revenue from the hotel or resort. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or renovate a hotel after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position on the damaged or destroyed property.

Noncompliance with governmental regulations could adversely affect our operating results.

Environmental matters

Our hotel properties are subject to various federal, state and local environmental laws. Under these laws, courts and government agencies have the authority to require us, as the owner of a contaminated property, to clean up the property, even if we did not know of or were not responsible for the contamination. These laws also apply to persons who owned a property at the time it became contaminated. In addition to the costs of cleanup, environmental contamination can affect the value of a property and, therefore, an owner’s ability to borrow funds using the property as collateral or to sell the property. Under the environmental laws, courts and government agencies also have the authority to require that a person who sent waste to a waste disposal facility, such as a landfill or an incinerator, pay for the cleanup of that facility if it becomes contaminated and threatens human health or the environment. A person that arranges for the disposal or transports for disposal or treatment of a hazardous substance at a property owned by another may be liable for the costs of removal or remediation of hazardous substances released into the environment at that property.

Furthermore, various court decisions have established that third parties may recover damages for injury caused by property contamination. For instance, a person exposed to asbestos while staying in a hotel may seek to recover damages if he or she suffers injury from the asbestos. Lastly, some of these environmental laws restrict the use of a property or place conditions on various activities. An example would be laws that require a business using chemicals (such as swimming pool chemicals at a hotel property) to manage them carefully and to notify local officials that the chemicals are being used.

The costs to clean up a contaminated property, to defend against a claim or to comply with environmental laws could be material and could adversely affect the funds available for distribution to our shareholders. We can make no assurances that (1) future laws or regulations will not impose material environmental liabilities or (2) the current environmental condition of our hotel properties will not be affected by the condition of the properties in the vicinity of these properties (such as the presence of leaking underground storage tanks) or by third parties unrelated to us.

Americans with Disabilities Act and other changes in governmental rules and regulations

Under the Americans with Disabilities Act of 1990, or the ADA, all public accommodations must meet various federal requirements related to access and use by disabled persons. Compliance with the ADA’s requirements could require removal of access barriers, and non-compliance could result in the U.S. government imposing fines or in private litigants winning damages. Although we believe that the properties in our portfolio substantially comply with present requirements of the ADA, we have not conducted a comprehensive audit or investigation of all of our properties to determine our compliance, and one or more properties may not be fully compliant with the ADA. Noncompliance with the ADA could result in the incurrence of additional costs to attain compliance. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and to make alterations as appropriate in this respect. If we are required to make substantial modifications to our hotels, whether to comply with the ADA or other changes in governmental rules and regulations, our financial condition, results of operations and amount of cash available for distributions to our shareholders could be adversely affected.

We are subject to risks associated with the employment of hotel personnel, particularly with hotels that employ unionized labor, which could increase our operating costs, reduce the flexibility of our hotel managers to adjust the size of the workforce at our hotel properties and impair our ability to make distributions to our shareholders.

We have entered into management agreements with third-party managers to operate our hotel properties. Our third-party managers are responsible for hiring and maintaining the labor force at each of our hotels. Although we do not directly employ or manage employees at our consolidated hotels, we are subject to many of the costs and risks generally associated with the hotel labor force, particularly those hotels with unionized labor. From time to time, hotel operations may be disrupted as a result of strikes, lockouts, public demonstrations or other negative actions and publicity. We also may incur increased legal costs and indirect labor costs as a result of contract disputes or other events. Additionally, hotels where our managers have collective bargaining agreements with employees are more highly affected by labor force activities than others. The resolution of labor disputes or re-negotiated labor contracts could lead to increased labor costs, either by increases in wages or benefits or by changes in work rules that raise hotel operating costs. Furthermore, labor agreements may limit the ability of our managers to reduce the size of hotel workforces during an economic downturn because collective bargaining agreements are negotiated between the managers of our hotels and labor unions. We do not have the ability to control the outcome of these negotiations.

General risks related to the real estate industry

Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties and harm our financial condition.

Because real estate investments are relatively illiquid, our ability to promptly sell one or more hotel properties in our portfolio in response to changing economic, financial and investment conditions may be limited. The real estate market is affected by many factors that are beyond our control, including:

•	adverse changes in international, national, regional and local economic and market conditions;

•	changes in interest rates and in the availability, cost and terms of debt financing;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

•	the ongoing need for capital improvements, particularly in older structures;

•	changes in operating expenses; and

•

civil unrest, acts of God, including earthquakes, floods and other natural disasters, which may result in uninsured losses, and acts of war or terrorism, including the consequences of the terrorist acts, such as those that occurred on September 11, 2001.

We may decide in the future to sell one or more of our hotels. We cannot predict whether we will be able to sell any hotel property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a hotel property.

We may be required to expend funds to correct defects or to make improvements before a hotel property can be sold. We cannot assure you that we will have funds available to correct those defects or to make those improvements. In acquiring a hotel property, we may agree to lock-out provisions that materially restrict us from selling that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These factors and any others that would impede our ability to respond to adverse changes in the performance of our properties could have a material adverse effect on our operating results and financial condition, as well as the amount of cash available for distributions to shareholders.

Increases in our property taxes would adversely affect the amount of cash available for distributions to our shareholders.

Each of our hotels is subject to real and personal property taxes. These taxes on our hotel properties may increase as tax rates change and as the properties are assessed or reassessed by taxing authorities. If property taxes increase, the amount of cash available for distributions to our shareholders may decrease.

Risks related to our organization and structure

Our rights and the rights of our shareholders to take action against our trustees and officers are limited, which could limit your recourse in the event of actions not in your best interests.

Under Maryland law generally, a trustee is required to perform his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Under Maryland law, trustees are presumed to have acted with this standard of care. In addition, our declaration of trust limits the liability of our trustees and officers to us and our shareholders for money damages, except for liability resulting from:

•	actual receipt of an improper benefit or profit in money, property or services; or

•	active and deliberate dishonesty by the trustee or officer that was established by a final judgment as being material to the cause of action adjudicated.

Our declaration of trust obligates us to indemnify our trustees and officers for actions taken by them in those capacities to the maximum extent permitted by Maryland law. Our bylaws require us to indemnify each trustee or officer, to the maximum extent permitted by Maryland law, in the defense of any proceeding to which he or she is made, or threatened to be made, a party by reason of his or her service to us. In addition, we are obligated under our declaration of trust and bylaws to pay and advance the defense costs that may be incurred by our trustees and officers. As a result, we and our shareholders may have more limited rights against our trustees and officers than might otherwise exist absent the current provisions in our declaration of trust and bylaws or that might exist with other companies.

Failure to make required distributions would subject us to tax.

In order for U.S. federal corporate income tax not to apply to earnings that we distribute, each year we must pay out to our shareholders in distributions at least 90% of our REIT taxable income, subject to certain adjustments and excluding any net capital gain. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our taxable income, we will be subject to U.S. federal corporate income tax on our undistributed REIT taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our shareholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. Our only source of funds to make these distributions comes from distributions that we receive from our operating partnership. Accordingly, we may be required to borrow money or sell assets to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the distribution requirement and to avoid U.S. federal corporate income tax and the 4% nondeductible excise tax in a particular year. To the extent that the terms of our credit facility or other debt obligations limit our ability to distribute sufficient taxable income to comply with these distribution requirements, we could be subject to some federal corporate income tax or even fail to qualify as a REIT.

Failure to qualify as a REIT, or failure to remain qualified as a REIT, would subject us to U.S. federal income tax and potentially to state and local taxes.

We have been organized and we intend to continue to operate in a manner that will enable us to qualify as a REIT for U.S. federal income tax purposes commencing with our taxable year ending December 31, 2010.

The REIT qualification requirements are extremely complex and interpretations of the U.S. federal income tax laws governing qualification as a REIT are limited. Accordingly, we cannot be certain that we will be successful in operating so we can qualify, or remain qualified, as a REIT. At any time, new legislation, administrative guidance, or court decisions, in each case possibly with retroactive effect, may make it more difficult or impossible for us to qualify as a REIT.

Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, there can be no assurance that the IRS will not contend that our hotel leases, interests in subsidiaries or interests in securities of other issuers will not cause a violation of the REIT requirements.

If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates, and dividends paid to our shareholders would not be deductible by us in computing our taxable income. In addition, we could, in certain circumstances, be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more relief provisions under the Internal Revenue Code to maintain our qualification as a REIT. We might need to borrow money or sell hotels in order to pay any such tax. Unless we are entitled to relief under certain Internal Revenue Code provisions, we could not re-elect REIT status until the fifth calendar year after the year in which we failed to qualify as a REIT.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends, which could adversely affect the value of our common shares if they are perceived as less attractive investments.

The maximum tax rate applicable to income from “qualified dividends” payable to U.S. shareholders that are individuals, trusts and estates has been reduced by legislation to 15% (through 2010). Dividends payable by REITs, however, generally are not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common shares.

If our leases are not respected as true leases for U.S. federal income tax purposes, we would fail to qualify as a REIT.

To qualify as a REIT, we are required to satisfy two gross income tests, pursuant to which specified percentages of our gross income must be passive income, such as rent. For the rent paid pursuant to the hotel leases with our TRS, which constitutes substantially all of our gross income, to qualify for purposes of the gross income tests, the leases must be respected as true leases for U.S. federal income tax purposes and must not be treated as service contracts, joint ventures or some other type of arrangement. We structure our leases so that the leases will be respected as true leases for U.S. federal income tax purposes, but there can be no assurance that the IRS will agree with this characterization. If the leases are not respected as true leases for U.S. federal income tax purposes, we will not be able to satisfy either of the two gross income tests applicable to REITs and likely would lose our REIT status.

If our hotel managers do not qualify as “eligible independent contractors,” we would fail to qualify as a REIT.

Rent paid by a lessee that is a “related party tenant” of ours will not be qualifying income for purposes of the two gross income tests applicable to REITs. We lease all of our hotels to our TRS. So long as any TRS lessee qualifies as a TRS, it will not be treated as a “related party tenant” with respect to our properties that are managed by a qualifying independent hotel management company. We believe that our TRS will qualify to be treated as a TRS for U.S. federal income tax purposes, but there can be no assurance that the IRS will not challenge the status of our TRS for U.S. federal income tax purposes or that a court would not sustain such a challenge. If the IRS were successful in disqualifying our TRS from treatment as a TRS, it is possible that we would fail to meet the asset tests applicable to REITs and substantially all of our income would fail to qualify for the gross income tests. If we failed to meet either the asset or gross income tests, we would likely lose our REIT qualification for U.S. federal income tax purposes.

If our hotel managers do not qualify as “eligible independent contractors,” we will fail to qualify as a REIT. Each of the hotel management companies that enters into a management contract with our TRS, including Hyatt, must qualify as an “eligible independent contractor” under the REIT rules in order for the rent paid to us by our TRS to be qualifying income for our REIT income test requirements. Among other requirements, in order to qualify as an eligible independent contractor a manager must not own more than 35% of our outstanding shares (by value) and no person or group of persons can own more than 35% of our outstanding shares and the ownership interests of the manager, taking into account only owners of more than 5% of our shares and, with respect to ownership interests in such managers that are publicly traded, only holders of more than 5% of such ownership interests. Complex ownership attribution rules apply for purposes of these 35% thresholds. Although we monitor ownership of our shares by our property managers and their owners, and certain provisions of our declaration of trust are designed to prevent ownership of our shares in violation of these rules, there can be no assurance that these ownership levels will not be exceeded.

Provisions of our declaration of trust may limit the ability of a third party to acquire control of our company, even if our shareholders believe the change of control is in their best interest.

Common share and preferred share ownership limits

Our declaration of trust provides that, unless an exemption were to be granted by our board of trustees, no person may directly or indirectly own more than 9.8% in value or in number of shares, whichever is more restrictive, of the aggregate outstanding common shares or more than 9.8% in value or in number of shares, whichever is more restrictive, of the aggregate preferred shares of each class or series outstanding from time-to-time. These ownership limitations, as well as certain other limits intended to protect our REIT qualification, may prevent an acquisition of control of our company by a third party without our board of trustees’ approval, even if our shareholders believe the change of control is in their interest.

Authority to issue shares of beneficial interest

Our declaration of trust authorizes our board of trustees to issue up to 400,000,000 common shares and up to 100,000,000 preferred shares without approval of our shareholders. Issuances of additional shares may have the effect of delaying or preventing a change in control of our company, including transactions at a premium over the market price of our shares, even if shareholders believe that a change of control is in their interest.

Certain provisions of Maryland law could inhibit changes in control

Certain provisions of Maryland law may have the effect of deterring a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide the holders of our common shares with the opportunity to realize a premium over the then-prevailing market price of our common shares. The “business combination” provisions of Maryland law generally prohibit certain business combinations (including a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities) between us and an “interested shareholder” (defined generally as any person who beneficially owns 10% or more of our then outstanding voting shares or an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of our then outstanding voting shares) or an affiliate thereof for five years after the most recent date on which the shareholder becomes an interested shareholder. After the five-year prohibition, any business combination between us and an interested shareholder generally must be recommended by our board of trustees and approved by the affirmative vote of at least (1) 80% of the votes entitled to be cast by holders of our outstanding voting shares; and (2) two-thirds of the votes entitled to be cast by holders of the outstanding voting shares of our company other than shares held by the interested shareholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested shareholder. These super-majority vote requirements do not apply if our common shareholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested shareholder for its shares. These provisions of Maryland law do not apply, however, to business combinations that are approved or exempted by a board of trustees prior to the time that the interested shareholder becomes an interested shareholder. Pursuant to the statute, our board of trustees has by resolution exempted business combinations between us and any other person, provided that such business combination is first approved by our board of trustees (including a majority of our trustees who are not affiliates or associates of such person).

Further, under our declaration of trust, a trustee may be removed at any time, but only with cause, at a meeting of the shareholders by the affirmative vote of the holders of not less than two-thirds of the shares then outstanding and entitled to vote generally in the election of trustees.

The “control share” provisions of Maryland law provide that “control shares” of a Maryland corporation (defined as shares which, when aggregated with other shares controlled by the shareholder (except solely by virtue of a revocable proxy), entitle the shareholder to exercise one of three increasing ranges of voting power in electing trustees) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights except to the extent approved by our shareholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding votes entitled to be cast by the acquirer of control shares, our officers and our personnel who are also our trustees. Our bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of our common shares. There can be no assurance that this provision will not be amended or eliminated at any time in the future.

The “unsolicited takeover” provisions of Maryland law permit our board of trustees, without shareholder approval and regardless of what is currently provided in our declaration of trust or bylaws, to implement takeover defenses, some of which (for example, a classified board) we do not yet have. These provisions may have the effect of inhibiting a third party from making an acquisition proposal for us or of delaying, deferring or preventing a change in control of us under the circumstances that otherwise could provide the holders of our common shares with the opportunity to realize a premium over the then current market price.

Our ownership limitations may restrict or prevent you from engaging in certain transfers of our common shares.

In order to maintain our REIT qualification, no more than 50% in value of our outstanding shares may be owned, directly or indirectly, by five or fewer individuals (as defined in the U.S. federal income tax laws to include certain entities) at any time during the last half of each taxable year following our first year. To preserve our REIT qualification, our declaration of trust contains a common share ownership limit and a preferred share ownership limit and other related limitations on transfer. Generally, any common shares owned by affiliated owners will be added together for purposes of the common share ownership limit, and any shares of a given class or series of preferred shares owned by affiliated owners will be added together for purposes of the preferred share ownership limit.

If anyone transfers shares in a way that would violate the common share ownership limit or the preferred share ownership limit, or prevent us from continuing to qualify as a REIT under the U.S. federal income tax laws, those shares instead will be transferred to a trust for the benefit of a charitable beneficiary and will be either redeemed by us or sold to a person whose ownership of the shares will not violate the common share ownership limit or the preferred share ownership limit. If this transfer to a trust fails to prevent such a violation or our continued qualification as a REIT, then the initial intended transfer shall be null and void from the outset. The intended transferee of those shares will be deemed never to have owned the shares. Anyone who acquires shares in violation of the common share ownership limit or the preferred share ownership limit or the other restrictions on transfer in our declaration of trust bears the risk of suffering a financial loss when the shares are redeemed or sold if the market price of our shares falls between the date of purchase and the date of redemption or sale.

Our ownership of our TRS will be limited and our transactions with our TRS will cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on arm’s-length terms.

A REIT may own up to 100% of the equity interest of an entity that is a corporation for U.S. federal income tax purposes if the entity is a TRS. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross operating income from hotel operations pursuant to hotel management agreements. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.

Our TRS will pay U.S. federal income tax and applicable foreign, state and local income tax on its taxable income, and its after-tax net income will be available for distribution to us but is not required to be distributed by such TRS to us. We anticipate that the aggregate value of the stock and securities of our TRS will be less than 25% of the value of our total assets (including our TRS stock and securities). Furthermore, we monitor the value of our investments in our TRS for the purpose of ensuring compliance with TRS ownership limitations. In addition, we scrutinize all of our transactions with our TRS to ensure that they are entered into on arm’s-length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the 25% limitation discussed above or to avoid application of the 100% excise tax discussed above.

We may in the future choose to pay dividends in our common shares instead of cash, in which case shareholders may be required to pay income taxes in excess of the cash dividends they receive.

Although we have no current intention to do so, we may, in the future, distribute taxable dividends that are payable in cash and common shares at the election of each shareholder. Under Revenue Procedure 2010-12, up to 90% of any such taxable dividend paid with respect to our taxable years 2010 and 2011 could be payable in our shares. Taxable shareholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits, or E&P, for U.S. federal income tax purposes. As a result, shareholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. shareholder sells the common shares that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our shares at the time of the sale. Furthermore, with respect to certain non-U.S. shareholders, we may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common shares. In addition, if a significant number of our shareholders determine to sell common shares in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common shares.

Further, while Revenue Procedure 2010-12 applies only to taxable dividends payable by us in cash or shares with respect to our taxable years 2010 and 2011, it is unclear whether and to what extent we will be able to pay taxable dividends in cash and common shares in later years. Moreover, various aspects of such a taxable cash/share dividend are uncertain and have not yet been addressed by the IRS. No assurance can be given that the IRS will not impose additional requirements in the future with respect to taxable cash/share dividends, including on a retroactive basis, or assert that the requirements for such taxable cash/share dividends have not been met.

Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.

The REIT provisions of the Internal Revenue Code substantially limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets does not constitute “gross income” for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRS will generally not provide any tax benefit, except for being carried forward against future taxable income in the TRS.

The ability of our board of trustees to revoke our REIT qualification without shareholder approval may cause adverse consequences to our shareholders.

Our declaration of trust provides that our board of trustees may revoke or otherwise terminate our REIT election, without the approval of our shareholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. If we cease to be a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our shareholders, which may have adverse consequences on our total return to our shareholders.

The ability of our board of trustees to change our major corporate policies may not be in your interest.

Our board of trustees determines our major corporate policies, including our acquisition, financing, growth, operations and distribution policies. Our board may amend or revise these and other policies from time-to-time without the vote or consent of our shareholders.

If we fail to implement and maintain an effective system of internal controls, we may not be able to accurately determine our financial results or prevent fraud. As a result, our shareholders could lose confidence in our financial results, which could harm our business and the market value of our common shares.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We may in the future discover areas of our internal controls that need improvement. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting and have our independent auditors annually attest to our evaluation, as well as issue their own opinion on our internal control over financial reporting. While we intend to undertake substantial work to prepare for compliance with Section 404, we cannot be certain that we will be successful in implementing or maintaining adequate control over our financial reporting and financial processes. Furthermore, as we grow our business, our internal controls will become more complex, and we will require significantly more resources to ensure our internal controls remain effective. If we or our independent auditors discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market value of our common shares. Additionally, the existence of any material weakness or significant deficiency would require management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner.

Risks related to share ownership

We have not established a minimum distribution payment level, and we may be unable to generate sufficient cash flows from our operations to make distributions to our shareholders at any time in the future.

We are generally required to distribute to our shareholders at least 90% of our taxable income each year for us to qualify as a REIT under the Internal Revenue Code, which requirement we currently intend to satisfy. To the extent we satisfy the 90% distribution requirement but distribute less than 100% of our taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. On October 15, 2010, we paid our initial quarterly dividend in the amount of $0.20 per common share to each shareholder of record on September 30, 2010. No assurances can be made that we will continue to generate sufficient income to distribute similar aggregate amounts in the future.

Subject to maintaining our REIT qualification, we intend to continue to make regular quarterly distributions to our shareholders. Our board of trustees has the sole discretion to determine the timing, form and amount of any distributions to our shareholders. Our board of trustees will make determinations regarding distributions based upon, among other factors, our historical and projected results of operations, financial condition, cash flows and liquidity, maintenance of our REIT qualification and other tax considerations, capital expenditure and other expense obligations, debt covenants, contractual prohibitions or other limitations and applicable law and such other matters as our board of trustees may deem relevant from time-to-time. The per share amount of future distributions also will be affected by the number of common and preferred shares that are outstanding from time-to-time.

Among the factors that could impair our ability to make distributions to our shareholders are:

•	our inability to invest our available cash;

•	our inability to realize attractive risk-adjusted returns on our investments;

•	unanticipated expenses that reduce our cash flow or non-cash earnings;

•	defaults in our investment portfolio or decreases in the value of the underlying assets; and

•	the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates.

As a result, no assurance can be given that the level of any distributions we make to our shareholders in the future will achieve a market yield or increase or even be maintained over time, any of which could materially and adversely affect the market price of our common shares.

In addition, distributions that we make to our shareholders will generally be taxable to our shareholders as ordinary income. However, a portion of our distributions may be designated by us as long-term capital gains to the extent that they are attributable to capital gain income recognized by us or may constitute a return of capital to the extent that they exceed our E&P as determined for tax purposes. A return of capital is not taxable, but has the effect of reducing the basis of a shareholder’s investment in our common shares.

Our common shares have a limited trading history and are thinly traded, which may limit your ability to liquidate your investment.

Our common shares have traded on the NYSE since our IPO was completed in January 2010. During this period, the shares have traded in relatively small average daily volumes. If our common shares continue to be thinly traded, it may enhance volatility in the share price and make it difficult for investors to buy or sell shares in the public market without materially affecting the sales price. Further, investors seeking to buy or sell a large quantity of our shares in the public market may be unable to do so within one or more trading days. We cannot assure you that a more robust trading market will develop or be sustained. If limited trading in our common shares continues, it may be difficult for you to sell your shares in the public market at any given time at prevailing prices.

The market price of our equity securities may vary substantially, which may cause the value of your investment to fluctuate.

The trading prices of equity securities issued by REITs have historically been affected by changes in market interest rates. One of the factors that may influence the price of our shares in public trading markets is the annual yield from distributions on our common or preferred shares as compared to yields on other financial instruments. An increase in market interest rates, or a decrease in our distributions to shareholders, may lead prospective purchasers of our shares to demand a higher annual yield, which could reduce the market price of our equity securities.

Other factors that could affect the market price of our equity securities include the following:

•	actual or anticipated variations in our quarterly results of operations;

•	changes in market valuations of companies in the hotel or real estate industries;

•	changes in expectations of future financial performance or changes in estimates of securities analysts;

•	fluctuations in stock market prices and volumes;

•	issuances of common shares or other securities in the future;

•	the addition or departure of key personnel;

•	announcements by us or our competitors of acquisitions, investments or strategic alliances; and

•

unforeseen events beyond our control, such as terrorist attacks, travel related health concerns including pandemics and epidemics, such as H1N1 influenza (swine flu), avian bird flu and SARS, political instability, regional hostilities, increases in fuel prices, imposition of taxes or surcharges by regulatory authorities, travel related accidents and unusual weather patterns, including natural disasters, such as hurricanes, tsunamis or earthquakes.

The number of shares available for future sale could adversely affect the market price of our common shares.

We cannot predict whether future issuances of our common shares or the availability of shares for resale in the open market will decrease the market price of our common shares. Sales of substantial numbers of our common shares in the public market, or the perception that such sales might occur, could adversely affect the market price of our common shares. As of the date of this report, we have 18,435,271 common shares issued and outstanding. Of those shares, 16,927,978 are freely transferable.

The market price of our common shares also may decline significantly when the restrictions on resale by certain of our shareholders lapse and the shares become eligible for sale under Rule 144 after one year has elapsed since their acquisition. We have entered into registration rights agreements with each of Hyatt and BAMCO, Inc. pursuant to which we have agreed to register the resale of their respective common shares owned by them and their respective permitted transferees, upon their request. In addition, subject to the exceptions and limitations set forth in the registration rights agreements, these holders have unlimited piggyback registration rights pursuant to which they may request the inclusion of their shares in any registration statement we file for the purpose of registering sales of common shares for our account or the account of future shareholders. Our non-executive chairman, our president and chief executive officer and our executive vice president, chief financial officer and treasurer, who own an aggregate of 150,000 common shares purchased in a private placement concurrently with our IPO, also may sell their shares after the shares become eligible for sale under Rule 144 after one year has elapsed since their acquisition.

Future offerings of debt or equity securities ranking senior to our common shares may adversely affect the market price of our common shares.

If we decide to issue debt or equity securities in the future ranking senior to our common shares, it is possible that these securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common shares and may result in dilution to owners of our common shares. We and, indirectly, our shareholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus holders of our common shares will bear the risk of our future offerings reducing the market price of our common shares, lowering the per share amount of distributions we may pay and diluting the value of their share holdings in us.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this Form 10-Q:

Exhibit Number	Description of Exhibit
10.1	Credit Agreement, dated July 30, 2010, by and among Chesapeake Lodging, L.P., as borrower, the financial institutions party thereto and their assignees under section 13.6, as lenders and Wells Fargo Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 3, 2010)

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President, Chief Financial Officer and Treasurer

32.1	Section 1350 Certification of President and Chief Executive Officer

32.2	Section 1350 Certification of Executive Vice President, Chief Financial Officer and Treasurer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHESAPEAKE LODGING TRUST

Date: November 4, 2010	By:	/s/ DOUGLAS W. VICARI
Douglas W. Vicari
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ GRAHAM J. WOOTTEN
Graham J. Wootten
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)