Form 10-K
period 2010-12-31
Chesapeake Lodging Trust
filed 2011-02-16
CIK 1473078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(410) 972-4140

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange On Which Registered
Common Shares of Beneficial Interest, $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

As of June 30, 2010, the aggregate market value of the registrant’s common shares held by non-affiliates of the registrant was approximately $111,187,469 based on the closing price reported on the New York Stock Exchange. As of February 15, 2011, there were 18,608,829 shares of the registrant’s common shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

CHESAPEAKE LODGING TRUST

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and as such may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identified by our use of words, such as “intend,” “plan,” “may,” “should,” “will,” “project,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity,” and similar expressions, whether in the negative or affirmative. All statements regarding our expected financial position, business and financing plans are forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include those discussed in “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-K. These risks and uncertainties should be considered in evaluating any forward-looking statement contained in this report or incorporated by reference herein.

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

PART I

Item 1.	Business

Overview

Chesapeake Lodging Trust is a self-advised real estate investment trust (REIT) that was organized in the state of Maryland on June 12, 2009. We are focused on investments in primarily upper-upscale hotel properties in major business and convention markets and, on a selective basis, premium select-service and extended-stay hotel properties in urban settings or unique locations in the United States of America (“U.S.”). We believe current industry dynamics have and will continue to create attractive opportunities to acquire high-quality hotel properties, at prices well below replacement costs, with attractive yields on investment and significant upside potential. We completed our initial public offering in January 2010 and have since acquired or committed to acquire the following six hotel properties:

Hotel Property	Location	Rooms	Acquisition Date
Hyatt Regency Boston	Boston, MA	498	March 18, 2010
Hilton Checkers Los Angeles	Los Angeles, CA	188	June 1, 2010
Courtyard Anaheim at Disneyland Resort	Anaheim, CA	153	July 30, 2010
Boston Marriott Newton	Newton, MA	430	July 30, 2010
Le Meridien San Francisco	San Francisco, CA	360	December 15, 2010
Homewood Suites Seattle Convention Center	Seattle, WA	195	Under contract

Substantially all of our assets are held by, and all of our operations are conducted through, Chesapeake Lodging, L.P., our operating partnership (the “Operating Partnership”). In order for us to qualify as a REIT, neither our company nor the Operating Partnership can operate hotels directly. Therefore, the Operating Partnership leases its hotels to CHSP TRS LLC (“CHSP TRS” or “our TRS”), which is a wholly owned subsidiary of the Operating Partnership. CHSP TRS then engages hotel management companies to operate the hotels pursuant to management agreements. CHSP TRS is a taxable REIT subsidiary (“TRS”) for federal income tax purposes.

Our corporate office is located at 1997 Annapolis Exchange Parkway, Suite 410, Annapolis, Maryland 21401. Our telephone number is (410) 972-4140.

Industry

Historically, the lodging industry in the U.S. has been cyclical in nature. Generally, lodging industry performance correlates with macroeconomic conditions in the U.S. Fluctuations in lodging demand and, therefore, operating performance, are caused largely by general economic and local market conditions, which affect levels of business and leisure travel. Recovery in lodging demand has generally lagged improvement in the overall economy. In addition to general economic and local market conditions, new hotel room supply has the potential to further exacerbate the negative impact of an economic recession. Lodging supply growth is typically driven by overall lodging demand, as extended periods of strong demand growth tend to encourage new hotel development. However, the rate of supply growth is also influenced by a number of additional factors, including availability and cost of capital, construction costs and local market considerations.

Beginning in 2008, the U.S. lodging industry experienced a significant downturn due to a decline in consumer and business spending as a result of the weakness in the global economy, particularly the turmoil in the credit markets, erosion of consumer confidence and increasing unemployment. As a result, lodging demand from both leisure and business travelers decreased significantly in 2008 and 2009, with 2009 marking the greatest decline over the 22-year period that Smith Travel Research has tracked the lodging industry. This decreased demand for hotel rooms, together with modest increases in hotel room supply in 2008 and 2009 due to the completion of hotel properties under development before the global recession, resulted in declines in occupancy and reductions in room rates as hotels competed more aggressively for guests. These events have had a substantial negative impact on revenue per available room (“RevPAR”). According to Smith Travel Research, Inc., a leading source of lodging industry information, RevPAR declined 16.7% in 2009, the largest decline recorded since they began tracking the U.S. lodging industry 22 years ago, and a significantly larger decline than the two most recent lodging industry downturns in 1991 and 2001-2002, which are considered two of the worst periods in modern U.S. lodging industry history.

Throughout 2010, we saw progressive trends of improved fundamentals in the U.S. lodging industry. In the first quarter of 2010, fundamentals in the U.S. lodging industry began showing trends of improvement with demand for rooms increasing in almost all of the major markets, as general economic indicators began to experience improvement. With lodging demand increasing, pricing power began to return in the second quarter of 2010 in a few of the major leading markets such as New York, NY, Boston, MA, and Washington, D.C., with gains in average daily rate (“ADR”) for the first time since the economic recession started. These positive trends continued, strengthened and expanded to other markets during the third and fourth quarters of 2010. RevPAR increased 5.5% in 2010 as compared to 2009, as reported by Smith Travel Research, which was stronger than had been anticipated in the industry. For 2011, we expect an even greater increase in RevPAR, which we believe will be led primarily by gains in ADR resulting from shifts in business mix and rate negotiations as occupancy levels have stabilized. Furthermore, with supply of available rooms expected to rise at a significantly slower pace over the next several years than during 2006-2008, we expect these meaningful growth trends to be supported for several years to come.

Market Opportunity

We believe the next several years will present opportunities to acquire hotels at prices below replacement costs, with attractive yields and significant upside potential. From 2003 to 2008, pricing of hotel properties in the U.S. appreciated well in excess of the properties’ underlying performance, primarily driven by record levels of debt financing. From 2008 through early 2010, a significant correction in the price of hotel properties occurred, primarily as a result of the impact of the economic downturn on the lodging industry. In addition during this period, due to the widely publicized credit crisis, the market for commercial mortgage backed securities (“CMBS”) was virtually closed, and many traditional real estate lenders, such as national and regional banks and insurance companies, saw their balance sheets impaired, which resulted in a severe contraction in available debt financing for hotel properties.

We believe the combined effects of the severe decline in hotel operating performance, the limited availability of debt financing from traditional real estate lenders, and the decline in hotel property valuations from 2007 levels (in some cases below current debt balances), will yield increased levels of foreclosures, restructurings and distressed hotel asset sales from a range of sellers, including national and regional banks, insurance companies, private equity funds, real estate mezzanine debt investors, hotel owners and CMBS special servicers. We believe this will continue to create opportunities for well-capitalized and qualified buyers to acquire high-quality hotel properties at discounts to replacement cost, with substantial appreciation potential if and to the extent the U.S. economy recovers.

Business Strategy

We believe the following investment criteria and strategy promote the growth of our company and our ability to deliver strong total returns to our shareholders:

External growth. We focus our investments primarily in upper-upscale hotel properties in major business and convention markets and, on a selective basis, in premium select-service and extended-stay hotel properties in urban settings or unique locations in the U.S. We believe these types of hotel properties currently offer the opportunity for stronger returns than hotel properties in other segments of the industry due to increasing lodging demand, particularly among business travelers, given the resumption in growth of the U.S. economy in 2010.

We pursue investment opportunities primarily in upper-upscale hotel properties operating under national franchise brands, with which our executive officers have existing relationships, such as Hyatt®, Hyatt Regency®, Hilton®, Marriott®, Renaissance®, Sheraton® and Westin®. In some instances, we may also invest in premium select-service and extended-stay brands, such as Hyatt Place®, Courtyard by Marriott®, Hilton Garden Inn®, Homewood Suites by Hilton®, and Residence Inn by Marriott® or boutique hotels (unbranded) located in urban settings or unique locations. We focus on acquisitions that will strengthen the overall quality of our portfolio and further diversify the portfolio by market, customer type and brand.

We seek to acquire primarily hotel properties that meet the following investment criteria:

•	Strong location: hotel properties located in high barrier to entry markets in the top 25 U.S. Metropolitan Statistical Areas, in close proximity to major market demand generators;

•	Market leaders: hotel properties that are proven leaders in market share, setting the rates in the market and providing superior meeting space, services or amenities; and

•	Good condition: hotel properties that are well-maintained, as determined based on our review of third party property condition reports and other data obtained during our due diligence process.

Additionally, we pursue opportunities for:

•

Re-branding: we evaluate opportunities to re-brand certain hotels by determining which brands are available in the market, seeking to quantify the potential improvement in revenue generation and profitability and undertaking a cost/benefit analysis of investing capital to bring the property into compliance with the standards of the selected brand. We analyze these opportunities by reviewing the revenue data of the local competitive set of hotels that are branded most similar to the proposed new brand for the property, which data we obtain from a third party, Smith Travel Research. Based on this data, we project the expected revenue for the property with the new brand and use hotel industry standards for profit margins to calculate potential profits. These additional profits are then compared to the expected capital costs for the brand conversion to calculate a return on investment, which we use to determine whether it is in our shareholders’ interests to undertake the re-branding project.

•

Renovation: we consider properties that are in prime locations and are structurally sound, but have been neglected and can be purchased at attractive prices and renovated and reintroduced into the market at a cost significantly lower than what would have been spent to acquire a stabilized property or to develop a new hotel of similar quality. To assess whether to renovate a hotel property, we compare the quality and conditions of the physical property and facilities of a target property to a local competitive set of hotels and then estimate renovation costs to upgrade the property to a competitive quality standard based on its local market. If the purchase price and projected renovation costs are lower than the projected cost to acquire a comparable property of similar quality or the costs to develop a new property, it could be an attractive acquisition and renovation opportunity.

•

New hotel property management: we investigate hotel management at underperforming properties to assess whether we can realize strong returns on our investment by acquiring the properties at an attractive price and replace the property’s manager with more highly qualified hotel managers. As part of our diligence efforts, we assess this potential through a review of the operating performance of the property and comparison with its local competitive set and industry standards. It could be indicative of poor management if based on this review the property underperforms or it is our belief that it could perform better.

Internal growth. We aggressively asset manage our hotel properties by employing value-added strategies (such as re-branding, renovation or changing hotel management) designed to improve the operating performance and value of our hotels. We do not operate our hotel properties, but engage reputable independent or brand management companies to operate our hotels. We structure our hotel management agreements to allow us to closely monitor the performance of our hotels and to ensure, among other things, that our third-party managers: (1) implement an approved business and marketing plan; (2) implement a disciplined capital expenditure program; and (3) establish and prudently spend appropriate furniture, fixtures and equipment reserves.

Relationship with Hyatt

We have entered into a sourcing relationship with Hyatt Corporation, or Hyatt. Hyatt is a global hospitality company with widely recognized, industry leading brands. Hyatt manages, franchises, owns and develops Hyatt-branded hotels, resorts and residential and vacation ownership properties around the world. Hyatt operates full-service hotels under five world-recognized brands, Park Hyatt®, Andaz®, Grand Hyatt®, Hyatt Regency® and Hyatt®. Additionally, Hyatt operates two select-service brands, Hyatt Place® and Hyatt Summerfield Suites® (an extended-stay brand).

Our strong relationship with Hyatt enabled us to work efficiently in acquiring the Hyatt Regency Boston from Hyatt in March 2010, and we believe that our sourcing relationship with Hyatt enhances our ability to execute our business strategy by potentially providing us with an additional source of attractive acquisition opportunities. Pursuant to our sourcing agreement, we are required, until the third anniversary of our IPO, to provide Hyatt with an exclusive right of first offer to manage or franchise each hotel we acquire, to the extent those properties are not operated under other brands and we determine that a brand relationship is desirable. Additionally, Hyatt may, in its sole discretion, identify and refer acquisition opportunities to us. We believe that our relationship with Hyatt benefits our shareholders as a result of Hyatt’s strong brands and excellent hotel management services. We are continuing to explore with Hyatt how to further our sourcing relationship in order to maximize the value of the relationship to both parties.

Hotel Operating Agreements

The following are general descriptions of our management agreements, franchise agreements and lease agreements:

Management agreements

We have entered into management agreements with third parties to manage our hotels. Our hotel managers generally have sole responsibility and authority for the hotel’s day-to-day operations and provide all managerial and other hotel employees, oversee operations and maintenance, prepare reports, budgets and projections and provide other administrative and accounting support services.

Our current management agreements generally provide for base management fees ranging from 1.0% to 4.0% of gross hotel revenues and incentive compensation if hotel operating income, as defined in the management agreements, exceeds certain performance thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after we have received a priority return on our investment in the hotel. The terms of our management agreements generally range from five to 20 years initially, with certain extension and renewal periods. In addition, we may, in certain circumstances, terminate each of the management agreements before the expiration of the initial term if the particular hotel fails to meet specified performance objectives, generally targeted levels of RevPAR and gross operating profit, for specified periods. In addition, certain management agreements impose conditions with respect to (1) mortgage loan financing and (2) conveyances of the hotel or any interest therein to third parties.

Franchise agreements

Of our five current hotel properties, four operate pursuant to franchise agreements from international hotel companies. For our Hyatt Regency Boston, we do not have a franchise agreement as our management agreement with Hyatt Corporation allows the hotel to operate under the Hyatt Regency brand.

Under the franchise agreements, we generally pay royalty fees ranging from 3% to 6% of room revenues and 1% to 3% of food and beverage revenues, plus additional fees for marketing, central reservation systems, and other franchisor costs that amount to between 1% and 5% of room revenues. The franchise agreements specify certain management, operational, recordkeeping, accounting, reporting and marketing standards and procedures with which we must comply. The agreements also obligate us to comply with the franchisor’s standards and requirements with respect to training of operational personnel, safety, maintaining specified insurance, the types of services and products ancillary to guest room services that may be provided by us, display of signs, and the type, quality and age of furniture, fixtures and equipment included in guest rooms, lobbies and other common areas. In addition, certain franchise agreements impose conditions with respect to (1) mortgage loan financing and (2) conveyances of the hotel or any direct or indirect interest therein to third parties.

Lease agreements

Our lease agreements are inter-company agreements between our property-owning subsidiaries and our TRS lessees. These agreements generally contain customary terms for third-party lease agreements, including customary terms regarding lease payments and other expenses.

Tax Status

We intend to elect and qualify to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) beginning with our taxable year ended December 31, 2010. We will make this election when we file our tax return for such taxable year. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we currently distribute at least 90% of our REIT taxable income (determined before the deduction for dividends paid and excluding any net capital gains) to our shareholders. We believe that we have operated and it is our current intention to continue to operate in satisfaction of these requirements and to meet the qualifications for taxation as a REIT. As a REIT, we generally will not be subject to federal corporate income tax on that portion of our taxable income that is currently distributed to shareholders. If we fail to qualify for taxation as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and to federal income and excise taxes on our undistributed taxable income. In addition, taxable income from activities conducted by CHSP TRS is subject to federal, state and local income taxes.

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

Competition

We believe that competition for the acquisition of hotels is highly fragmented. We face competition from institutional pension funds, private equity investors, other REITs and numerous local, regional and national owners, including franchisors. Some of these entities may have substantially greater financial resources than we do and may be able and willing to accept more risk than we can prudently manage. Competition generally may increase the bargaining power of property owners seeking to sell and reduce the number of suitable investment opportunities offered to us.

The hotel industry is highly competitive. Our hotels compete with other hotels for guests in each market in which we operate. Competitive advantage is based on a number of factors, including location, convenience, brand affiliation, room rates, range of services and guest amenities or accommodations offered, and quality of customer service. Competition is often specific to the individual markets in which our hotels are located and includes competition from existing and new hotels operated under brands in the relevant segments. Increased competition could harm our occupancy, ADR and RevPAR, or may require us to provide additional amenities or make capital improvements that we otherwise would not have to make, which may reduce our profitability.

Regulation

Our properties are subject to various covenants, laws, ordinances and regulations, including regulations relating to common areas and fire and safety requirements. We believe each of our hotels has the necessary permits and approvals to operate its business, and each is adequately covered by insurance.

Americans with Disabilities Act

Our properties must comply with Title III of the Americans with Disabilities Act of 1990 (“ADA”) to the extent that such properties are “public accommodations” as defined by the ADA. Under the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. Although we believe that the properties in our portfolio substantially comply with present requirements of the ADA, we have not conducted a comprehensive audit or investigation of all of our properties to determine our compliance, and one or more properties may not be fully compliant with the ADA. Noncompliance with the ADA could result in the incurrence of additional costs to attain compliance. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and to make alterations as appropriate in this respect.

Environmental matters

Our hotels are subject to various U.S. federal, state and local environmental laws that impose liability for contamination. Under these laws, governmental entities have the authority to require us, as the current owner of the property, to perform or pay for the clean up of contamination (including hazardous substances, waste or petroleum products) at, on, under or emanating from the property and to pay for natural resource damages arising from such contamination. Such laws often impose liability without regard to whether the owner or operator or other responsible party knew of, or caused such contamination, and the liability may be joint and several. Because these laws also impose liability on persons who owned the property at the time it became contaminated, it is possible we could incur cleanup costs or other environmental liabilities even after we sell properties. Contamination at, on, under or emanating from our properties also may expose us to liability to private parties for costs of remediation and/or personal injury or property damage. In addition, environmental laws may create liens on contaminated sites in favor of the government for damages and costs it incurs to address such contamination. If contamination is discovered on our properties, environmental laws also may impose restrictions on the manner in which the property may be used or businesses may be operated, and these restrictions may require substantial expenditures. Moreover, environmental contamination can affect the value of a property and, therefore, an owner’s ability to borrow funds using the property as collateral or to sell the property on favorable terms or at all. Furthermore, persons who sent waste to a waste disposal facility, such as a landfill or an incinerator, may be liable for costs associated with cleanup of that facility.

Some of our properties may have contained historic uses which involved the use and/or storage of hazardous chemicals and petroleum products (e.g., storage tanks, gas stations, dry cleaning operations) which, if released, could have impacted our properties. In addition, some of our properties may be near or adjacent to other properties that have contained or currently contain storage tanks containing petroleum products or conducted or currently conduct operations which utilize other hazardous or toxic substances. Releases from these adjacent or surrounding properties could impact our properties.

Independent environmental consultants have conducted Phase I environmental site assessments on all of the properties in our portfolio and we intend to conduct Phase I environmental site assessments on properties we acquire in the future. Phase I site assessments are intended to discover and evaluate information regarding the environmental condition of the surveyed property and surrounding properties. These assessments do not generally include soil samplings, subsurface investigations or an asbestos survey. None of the existing Phase I site assessments revealed any past or present environmental condition that we believe would have a material adverse effect on our business, assets or results of operations. However, the assessments may have failed to reveal all environmental conditions, liabilities or compliance concerns. Material environmental conditions, liabilities or compliance concerns may have arisen after the review was completed or may arise in the future; and future laws, ordinances or regulations may impose material additional environmental liability.

In addition, our hotels are subject to various federal, state, and local environmental, health and safety regulatory requirements that address a wide variety of issues, including, but not limited to, storage tanks, air emissions from emergency generators, storm water and wastewater discharges, lead-based paint, mold and mildew, and waste management. Some of our hotels routinely handle and use hazardous or regulated substances and wastes as part of their operations, which are subject to regulation (e.g., swimming pool chemicals or biological waste). Our hotels incur costs to comply with these environmental, health and safety laws and regulations and could be subject to fines and penalties for non-compliance with applicable laws. However, we are aware of no past or present environmental liability for non-compliance with environmental laws that we believe would have a material adverse effect on our business, assets or results of operations.

Certain hotels we currently own or those we acquire in the future contain, may contain, or may have contained, asbestos-containing material (“ACM”). Environmental, health and safety laws require that ACM be properly managed and maintained, and include requirements to undertake special precautions, such as removal or abatement, if ACM would be disturbed during maintenance, renovation, or demolition of a building. Such laws regarding ACM may impose fines and penalties on building owners, employers and operators for failure to comply with these requirements or expose us to third-party liability. However, we manage such ACM under asbestos operations and maintenance plans, which we have developed and implemented at each of our hotel properties where there is known ACM or for which suspected ACM is present.

When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Indoor air quality issues can also stem from inadequate ventilation, chemical contamination from indoor or outdoor sources, and other biological contaminants, such as pollen, viruses and bacteria. Indoor exposure to airborne toxins or irritants above certain levels can be alleged to cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold or other airborne contaminants at any of our properties could require us to undertake a costly remediation program to contain or remove the mold or other airborne contaminants from the affected property or increase indoor ventilation. In addition, the presence of significant mold or other airborne contaminants could expose us to liability from third parties if property damage or personal injury occurs. We are not presently aware of any indoor air quality issues at our properties that could result in a material adverse effect on our business, assets or results of operations.

Employees

As of February 15, 2011, we had seven employees. All persons employed in the day-to-day operations of our hotels are employees of the management companies engaged by our TRS lessees to operate such hotels.

Available Information

We maintain an Internet site, www.chesapeakelodgingtrust.com, which contains additional information concerning Chesapeake Lodging Trust. We make available free of charge through our Internet site our filings with the Securities and Exchange Commission the (“SEC”) as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC. We also post on our Interest site our Code of

Business Conduct and Ethics, Principles of Corporate Governance, and the charters of our Audit, Compensation, and Nominating and Corporate Governance Committees of our board of trustees. We intend to disclose on our website any changes to, or waivers from, our Code of Business Conduct and Ethics. Information on our Internet site is neither part of nor incorporated into this Form 10-K.

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

Risks related to our business and properties

We have a limited operating history, own only five hotel properties currently and may not be able to successfully operate our business or generate sufficient operating cash flows to sustain or increase distributions to our shareholders.

We were organized in June 2009 and commenced operations upon completion of our IPO in January 2010. Our ability to sustain or increase distributions to our shareholders depends on many factors, including the financial performance of our properties, the availability of additional attractive acquisition opportunities that satisfy our investment strategies and our success in identifying and consummating them on favorable terms, the level and volatility of interest rates, readily accessible short-term and long-term financing on favorable terms and conditions in the financial markets, the real estate market and the economy, as to which no assurance can be given. We face competition in acquiring attractive properties. We cannot assure you that we will be able to acquire properties with attractive returns or will not seek properties with greater risk to obtain the same level of returns or that the value of our properties in the future will not decline substantially. Furthermore, there can be no assurance that our five current hotel properties will continue to generate sufficient operating cash flows to pay our operating expenses and enable us to sustain or increase the amount or rate of distributions we make to our shareholders.

The geographic concentration of our properties in three metropolitan areas could leave us disproportionately vulnerable to an economic downturn, regulatory changes or acts of nature in those areas, which could adversely affect our operating performance and cash available for shareholder distributions.

As of the date of this report, our hotel investments have been concentrated in and around the metropolitan areas of Boston, Massachusetts, Los Angeles, California and San Francisco, California. As a result, the economic conditions in these states generally, and these metropolitan areas specifically, as well as changes in laws and regulations, unforeseen acts of nature, demographics and similar factors that may result in decreased travel or lodging demand in these areas could adversely affect revenues, costs and operating performance at our properties, which could have a material adverse effect on our results of operations and the amount of cash available for distributions to our shareholders.

Failure of the lodging industry to exhibit sustained improvement or to improve as expected may adversely affect our ability to execute our business plan.

A substantial part of our business plan is based on our belief that the lodging markets in which we invest will experience improving economic fundamentals in the future. In particular, our business strategy is dependent on our expectation that key industry performance indicators, especially RevPAR, will continue to improve in 2011 and industry performance will accelerate for several years thereafter. There can be no assurance as to whether or to what extent, lodging industry fundamentals will continue to improve. In the event conditions in the industry do not sustain improvement or improve as we expect, or deteriorate, our ability to execute our business plan may be adversely affected.

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

In addition, a portion of our executive officers’ bonus compensation for 2011 is linked to the amount of capital we deploy during the year. This compensation system may provide them with incentives to invest our available funds during 2011, even if suitable opportunities are not available on acceptable terms. As a result, properties acquired may not yield favorable returns.

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

As of the date of this report, we have only seven employees. Our ability to grow our business depends upon our senior executive officers’ business contacts and their ability to successfully hire, train, supervise and manage additional personnel. We may not be able to hire and train sufficient personnel or develop management, information and operating systems suitable for our expected growth. If we are unable to manage any future growth effectively, our operations and financial results could be adversely affected.

Our returns could be negatively impacted if our third-party hotel managers do not manage our properties in our best interests.

Since U.S. federal income tax laws restrict REITs and their subsidiaries from operating or managing a hotel, we do not operate or manage our hotels. Instead, we lease all of our hotels to our TRS and our TRS retains third-party managers to operate our hotels pursuant to management agreements. Our cash flow from the hotels may be adversely affected if our managers fail to provide quality services and amenities or if they, our franchisors, or their respective affiliates fail to maintain a quality brand name. In addition, our hotel managers or their affiliates may manage, and in some cases may own, may have invested in or may have provided credit support or operating guarantees to hotels that compete with our hotels, any of which could result in conflicts of interest. As a result, our hotel managers may make decisions regarding competing lodging facilities that are not in our best interests.

We do not have the authority to require any hotel to be operated in a particular manner or to govern any particular aspect of the daily operations of any hotel (for instance, setting room rates). Thus, even if we believe our hotels are being operated inefficiently or in a manner that does not result in satisfactory occupancy rates, RevPAR and ADR, we are not able to force the management company to change its method of operation of our hotels. If necessary, we generally will attempt to resolve issues with our hotel managers through discussions and negotiations. However, if we are unable to reach satisfactory results through discussions and negotiations, we may choose to litigate the dispute or submit the matter to third-party dispute resolution. We can only seek redress if a management company violates the terms of the applicable management agreement with our TRS, and then only to the extent of the remedies provided for under the terms of the management agreement. In the event that we need to replace any of our management companies, we may be required by the terms of the management agreement to pay substantial termination fees and may experience significant disruptions at the affected hotels.

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

The maintenance of the franchise licenses for our hotels is subject to our franchisors’ operating standards and other terms and conditions. Franchisors periodically inspect our hotel properties to ensure that we and our lessees and hotel managers follow their standards. Failure by us, our TRS or one of our hotel managers to maintain these standards or other terms and conditions could result in a franchise license being terminated. If a franchise license terminates due to our failure to make required improvements or to otherwise comply with its terms, we may also be liable to the franchisor for a termination payment, which will vary by franchisor and by hotel. As a condition of our continued holding of a franchise license, a franchisor could also possibly require us to make capital expenditures, even if we do not believe the capital improvements are necessary or desirable or will result in an acceptable return on our investment. Nonetheless, we may risk losing a franchise license if we do not make franchisor-required capital expenditures.

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

As a REIT, we are required to distribute at least 90% of our taxable income (excluding net capital gains) each year to our shareholders. In the event of future downturns in our operating results and financial performance or unanticipated capital improvements to our hotels, including capital improvements which may be required by our franchisors, we may be unable to declare or pay distributions to our shareholders. The timing and amount of distributions are in the sole discretion of our board of trustees which considers, among other factors, our financial performance, debt service obligations and debt covenants, and capital expenditure requirements. We intend to pay regular quarterly dividends but cannot assure you that we will continue to generate sufficient cash in order to fund distributions in the same aggregate amounts as we have paid in the past or at all.

Among the factors which could adversely affect our results of operations and our distributions to shareholders is the failure of our TRS to make required rent payments because of reduced net operating profits or operating losses, or increased debt service requirements and capital expenditures at our hotels, including capital expenditures required by the franchisors of our hotels. Among the factors which could reduce the net operating profits of our TRS are decreases in hotel revenues and increases in hotel operating expenses. Hotel revenue can decrease for a number of reasons, including increased competition from a new supply of hotel rooms and decreased demand for hotel rooms. These factors can reduce both occupancy and room rates at our hotels.

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

The terms of our revolving credit facility and other debt instruments require us to comply with customary financial and other covenants, including covenants that:

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

Borrowings under our revolving credit facility and our other existing and future debt subject us to many risks, including the risks that:

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

We consider Hyatt’s willingness to refer potential acquisition opportunities to us, in Hyatt’s sole discretion, to be an important component of our sourcing relationship with Hyatt. Under the terms of our sourcing agreement, however, Hyatt is not obligated to refer any of these opportunities to us. Moreover, although we are obligated to offer Hyatt the right to manage or franchise any unbranded properties we may acquire, nothing in our agreement requires Hyatt to accept any offer we make. As a result, we may not realize the benefits of this agreement in full, which could adversely affect our financial performance.

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

Our hotel properties are subject to various operating risks common to the lodging industry, many of which are beyond our control, including the following:

•	competition from other hotel properties in our markets;

•	over-building of hotels in our markets, which will adversely affect occupancy and revenues at the hotels we currently own or may acquire;

•	dependence on business and commercial travelers and tourism;

•	increases in energy costs and other expenses affecting travel, which may affect travel patterns and reduce the number of business and commercial travelers and tourists;

•	increases in operating costs due to inflation and other factors that may not be offset by increased room rates;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

•	adverse effects of international, national, regional and local economic and market conditions;

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

The lodging industry is highly cyclical in nature. Fluctuations in lodging demand and, therefore, operating performance, are caused largely by general economic and local market conditions, which subsequently affect levels of business and leisure travel. In addition to general economic conditions, new hotel room supply is an important factor that can affect the lodging industry’s performance and overbuilding has the potential to further exacerbate the negative impact of an economic recession. Room rates and occupancy, and thus RevPAR, tend to increase when demand growth exceeds supply growth. Although we believe that supply growth peaked in late 2008 to early 2009, and that lodging demand has begun to rebound and will grow for the next several years, no assurances can be made. An unsustainable rebound in lodging demand or a increased growth in lodging supply, could result in returns that are substantially below expectations or result in losses, which could have a material adverse effect on our business, financial condition, results of operations and the amount of cash available for distributions to our shareholders.

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

Our hotel properties will require periodic renovations and other capital improvements, including replacements, from time-to-time, of furniture, fixtures and equipment. The franchisors of our hotels also require periodic capital improvements as a condition of keeping the franchise licenses. In addition, our hotel managers and lenders require that we set aside annual amounts for capital improvements to our hotel properties. These capital improvements may give rise to the following risks:

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

Our hotel properties will require periodic capital expenditures and renovation to remain competitive. Acquisitions or development of additional hotel properties will require significant capital expenditures. We may not be able to fund capital improvements or acquisitions solely from cash provided from our operating activities because we must distribute at least 90% of our taxable income (net of capital gains) each year to maintain our qualification as a REIT for U.S. federal income tax purposes. As a result, our ability to fund capital expenditures, acquisitions or hotel development through any retained earnings would be limited. Consequently, we rely upon the availability of debt or equity capital to fund hotel acquisitions and improvements. Our ability to grow through acquisitions or development of hotels will be limited if we cannot obtain satisfactory debt or equity financing which will depend on market conditions. Neither our declaration of trust nor our bylaws limits the amount of debt that we can incur. However, we cannot assure you that we will be able to obtain additional equity or debt financing or that we will be able to obtain such financing on favorable terms.

The increasing use of Internet travel intermediaries by consumers may adversely affect our profitability.

Some of our hotel rooms are be booked through Internet travel intermediaries, including, but not limited to, Travelocity.com, Expedia.com and Priceline.com. As these Internet bookings increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from us and our hotel managers. Moreover, some of these Internet travel intermediaries are attempting to offer hotel rooms as a commodity, by increasing the importance of price and general indicators of quality (such as “three-star downtown hotel”) at the expense of brand identification. These agencies hope that consumers will eventually develop brand loyalties to their reservations system rather than to the brands under which our properties are franchised. Although most of the business for our hotels is expected to be derived from traditional channels, if the amount of sales made through Internet intermediaries increases significantly, room revenues may flatten or decrease and our profitability could be adversely affected.

Future terrorist attacks or changes in terror alert levels could adversely affect our growth strategies, our ability to obtain financing, our ability to insure our properties and our overall financial condition.

Previous terrorist attacks in the U.S. and subsequent terrorist alerts have adversely affected the travel and hospitality industries over the past decade. The impact that terrorist attacks in the U.S. or elsewhere could have on domestic and international markets and our business in particular is indeterminable. It is possible that such attacks or the threat of such attacks could have a material adverse effect on our business, our ability to finance our business, our ability to insure our properties and/or our results of operations and financial condition as a whole.

Uninsured and underinsured losses could adversely affect our operating results and the amount of cash available for distributions to our shareholders.

We maintain comprehensive insurance on each of the hotel properties we own, including liability, fire and extended coverage, of the type and amount we believe are customarily obtained for or by hotel owners. Various types of catastrophic losses, like earthquakes and floods, losses from foreign terrorist activities, such as those on September 11, 2001, or losses from domestic terrorist activities, such as the Oklahoma City bombing on April 19, 1995, may not be fully insurable.

In the event of a substantial loss, our insurance coverage may not be sufficient to cover the full current market value or replacement cost of our lost investment. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a hotel, as well as the anticipated future revenue from the hotel. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or renovate a hotel after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position on the damaged or destroyed property.

Noncompliance with governmental regulations could adversely affect our operating results.

Environmental matters

Our hotel properties are subject to various federal, state and local environmental laws. Under these laws, courts and government agencies have the authority to require us, as the owner of a contaminated property, to clean up the property, even if we did not know of or were not responsible for the contamination. These laws also apply to persons who owned a property at the time it became contaminated. In addition to the costs of cleanup, environmental contamination can affect the value of a property and, therefore, an owner’s ability to borrow funds using the property as collateral or to sell the property. Under the environmental laws, courts and government agencies also have the authority to require that a person who sent waste to a waste disposal facility, such as a landfill or an incinerator, pay for the cleanup of that facility if it becomes contaminated and threatens human health or the environment. A person that arranges for the disposal, transports for disposal, or treatment of a hazardous substance at a property owned by another may be liable for the costs of removal or remediation of hazardous substances released into the environment at that property.

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

The costs to clean up a contaminated property, to defend against a claim or to comply with environmental laws could be material and could adversely affect the funds available for distribution to our shareholders. We can make no assurances that (1) future laws or regulations will not impose material environmental liabilities or

(2) the current environmental condition of our hotel properties will not be affected by the condition of properties in the vicinity of our properties (such as the presence of leaking underground storage tanks) or by third parties unrelated to us.

Americans with Disabilities Act and other changes in governmental rules and regulations

Under the ADA, all public accommodations must meet various federal requirements related to access and use by disabled persons. Compliance with the ADA’s requirements could require removal of access barriers, and non-compliance could result in the U.S. government imposing fines or in private litigants winning damages. Although we believe that our properties substantially comply with present requirements of the ADA, we have not conducted a comprehensive audit or investigation of all of our properties to determine our compliance, and one or more properties may not be fully compliant with the ADA. Noncompliance with the ADA could result in the incurrence of additional costs to attain compliance. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and to make alterations as appropriate in this respect. If we are required to make substantial modifications to our hotels, whether to comply with the ADA or other changes in governmental rules and regulations, our financial condition, results of operations and amount of cash available for distributions to our shareholders could be adversely affected.

We are subject to risks associated with the employment of hotel personnel, particularly with hotels that employ unionized labor, which could increase our operating costs, reduce the flexibility of our hotel managers to adjust the size of the workforce at our hotel properties and impair our ability to make distributions to our shareholders.

We have entered into management agreements with third-party hotel managers to operate our hotel properties. Our hotel managers are responsible for hiring and maintaining the labor force at each of our hotels. Although we do not directly employ or manage employees at our hotels, we are subject to many of the costs and risks generally associated with the hotel labor force, particularly those hotels with unionized labor. From time to time, hotel operations may be disrupted as a result of strikes, lockouts, public demonstrations or other negative actions and publicity. We also may incur increased legal costs and indirect labor costs as a result of contract disputes or other events. Additionally, hotels where our managers have collective bargaining agreements with employees are more highly affected by labor force activities than others. The resolution of labor disputes or re-negotiated labor contracts could lead to increased labor costs, either by increases in wages or benefits or by changes in work rules that raise hotel operating costs. Furthermore, labor agreements may limit the ability of our hotel managers to reduce the size of hotel workforces during an economic downturn because collective bargaining agreements are negotiated between the hotel managers and labor unions. We do not have the ability to control the outcome of these negotiations.

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

In order for U.S. federal corporate income tax not to apply to earnings that we distribute, each year we must pay out to our shareholders in distributions at least 90% of our REIT taxable income, subject to certain adjustments and excluding any net capital gain. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our taxable income, we will be subject to U.S. federal corporate income tax on our undistributed REIT taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our shareholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. Our only source of funds to make these distributions comes from distributions that we receive from our operating partnership. Accordingly, we may be required to borrow money or sell assets to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the distribution requirement and to avoid U.S. federal corporate income tax and the 4% nondeductible excise tax in a particular year. To the extent that the terms of our revolving credit facility or other debt obligations limit our ability to distribute sufficient taxable income to comply with these distribution requirements, we could be subject to some federal corporate income tax or even fail to qualify as a REIT.

Failure to qualify as a REIT, or failure to remain qualified as a REIT, would subject us to U.S. federal income tax and potentially to state and local taxes.

We have been organized and we intend to continue to operate in a manner that will enable us to qualify as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2010.

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

The maximum tax rate applicable to income from “qualified dividends” payable to U.S. shareholders that are individuals, trusts and estates has been reduced by legislation to 15% (through 2012). Dividends payable by REITs, however, generally are not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common shares.

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

If our TRS fails to qualify as a “taxable REIT subsidiary” under the Internal Revenue Code, we would fail to qualify as a REIT.

Rent paid by a lessee that is a “related party tenant” of ours is not qualifying income for purposes of the two gross income tests applicable to REITs. We lease all of our hotels to our TRS. So long as any TRS lessee qualifies as a TRS, it will not be treated as a “related party tenant” with respect to our properties that are managed by a qualifying independent hotel management company. We believe that our TRS will qualify to be treated as a TRS for U.S. federal income tax purposes, but there can be no assurance that the IRS will not challenge the status of our TRS for U.S. federal income tax purposes or that a court would not sustain such a challenge. If the IRS were successful in disqualifying our TRS from treatment as a TRS, it is possible that we would fail to meet the asset tests applicable to REITs and substantially all of our income would fail to qualify for the gross income tests. If we failed to meet either the asset or gross income tests, we would likely lose our REIT qualification for U.S. federal income tax purposes.

If our hotel managers do not qualify as “eligible independent contractors,” or if our hotels are not “qualified lodging facilities,” we will fail to qualify as a REIT.

Each property with respect to which our TRS lessee pays rent must be a “qualified lodging facility.” A “qualified lodging facility” is a hotel, motel, or other establishment more than one-half of the dwelling units in which are used on a transient basis, including customary amenities and facilities, provided that no wagering activities are conducted at or in connection with such facility by any person who is engaged in the business of accepting wagers and who is legally authorized to engage in such business at or in connection with such facility. As of the date hereof, we believe that all of the hotels leased to our TRS are qualified lodging facilities. Although we intend to monitor future acquisitions and improvements of hotels, the REIT provisions of the Internal Revenue Code provide only limited guidance for making determinations under the requirements for qualified lodging facilities, and there can be no assurance that these requirements will be satisfied in all cases.

If our hotel managers do not qualify as “eligible independent contractors,” we will fail to qualify as a REIT. Each of the hotel management companies that enters into a management contract with our TRS must qualify as an “eligible independent contractor” under the REIT rules in order for the rent paid to us by our TRS to be qualifying income for our REIT income test requirements. Among other requirements, in order to qualify as an eligible independent contractor a hotel manager must not own more than 35% of our outstanding shares (by value) and no person or group of persons can own more than 35% of our outstanding shares and the ownership interests of the hotel manager, taking into account only owners of more than 5% of our shares and, with respect to ownership interests in such hotel managers that are publicly traded, only holders of more than 5% of such ownership interests. Complex ownership attribution rules apply for purposes of these 35% thresholds. Although we monitor ownership of our shares by our hotel managers and their owners, and certain provisions of our declaration of trust are designed to prevent ownership of our shares in violation of these rules, there can be no assurance that these ownership levels will not be exceeded.

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

Our TRS will pay U.S. federal income tax and applicable foreign, state and local income tax on its taxable income, and its after-tax net income will be available for distribution to us but is not required to be distributed by such TRS to us. We believe that the aggregate value of the stock and securities of our TRS has been and will be less than 25% of the value of our total assets (including our TRS stock and securities). Furthermore, we monitor the value of our investments in our TRS for the purpose of ensuring compliance with TRS ownership limitations. There can be no assurance, however, that we will be able to comply with the 25% limitation discussed above.

Rents paid to us by our TRS may not be based on net income or profits to qualify as “rents from real property.” We receive “percentage rents” calculated based on gross revenues of the hotels subject to leases to our TRS – not on net income or profits. We believe our rents reflect normal business practices in this regard but there can be no assurance the IRS will agree.

If the IRS determines that the rents charged under our leases with our TRS are excessive, their deductibility may be challenged at the TRS level, and we could be subject to a 100% excise tax on “re-determined rent” or “re-determined deductions” to the extent rents exceed an arm’s length amount. We believe our rents reflect normal business practices in this regard but there can be no assurance the IRS will agree.

There have been recent reports that the IRS is conducting at least one transfer pricing audit focusing on the rental payments made by a TRS to a REIT on an intercompany lease of a hotel and that the IRS has proposed adjustments of some sort in that audit. The proposed adjustments are reportedly on appeal within the IRS administrative process.

We may in the future choose to pay dividends in our common shares instead of cash, in which case shareholders may be required to pay income taxes in excess of the cash dividends they receive.

Although we have no current intention to do so, we may, in the future, distribute taxable dividends that are payable in cash and common shares at the election of each shareholder. Under Revenue Procedure 2010-12, up to 90% of any such taxable dividend paid with respect to our 2011 taxable year could be payable in our shares. Taxable shareholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits, or E&P, for U.S. federal income tax purposes. As a result, shareholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. shareholder sells the common shares that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our shares at the time of the sale. Furthermore, with respect to certain non-U.S. shareholders, we may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common shares. In addition, if a significant number of our shareholders determine to sell common shares in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common shares.

Further, while Revenue Procedure 2010-12 applies only to taxable dividends payable by us in cash or shares with respect to our 2011 taxable year, it is unclear whether and to what extent we will be able to pay taxable dividends in cash and common shares in later years. Moreover, various aspects of such a taxable cash/share dividend are uncertain and have not yet been addressed by the IRS. No assurance can be given that the IRS will not impose additional requirements in the future with respect to taxable cash/share dividends, including on a retroactive basis, or assert that the requirements for such taxable cash/share dividends have not been met.

U.S. federal income tax provisions applicable to REITs may restrict our business decisions regarding the potential sale of a hotel.

The U.S. federal income tax provisions applicable to REITs provide that any gain realized by a REIT on the sale of property held as inventory or other property held primarily for sale to customers in the ordinary course of business is treated as income from a “prohibited transaction” that is subject to a 100% excise tax. Under existing law, whether property, including hotels, is held as inventory or primarily for sale to customers in the ordinary course of business is a question of fact that depends upon all of the facts and circumstances with respect to the particular transaction. We intend to hold our hotels for investment with a view to long-term appreciation, to engage in the business of acquiring and owning hotels and to make occasional sales of hotels consistent with our investment objectives. There can be no assurance, however, that the IRS might not contend that one or more of these sales are subject to the 100% excise tax. Moreover, the potential application of this penalty tax could deter us from selling one or more hotels even though it otherwise would be in the best interests of us and shareholders for us to do so. There is a statutory safe harbor available for a limited number of sales in a single taxable year of properties that have been owned by a REIT for at least two years, but that safe harbor likely would not apply to all sales transactions that we might otherwise consider. As a result, we may not be able to vary our portfolio promptly in response to economic or other conditions or on favorable terms, which may adversely affect us.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We may in the future discover areas of our internal controls that need improvement. Section 404 of the Sarbanes-Oxley Act of 2002 requires us, after the expiration of the transition period established by rules of the SEC for newly public companies, to evaluate and report on our internal controls over financial reporting and have our independent auditors annually attest to our evaluation, as well as issue their own opinion on our internal control over financial reporting. While we intend to undertake substantial work to prepare for compliance with Section 404, we cannot be certain that we will be successful in implementing or maintaining adequate control over our financial reporting and financial processes. Furthermore, as we grow our business, our internal controls will become more complex, and we will require significantly more resources to ensure our internal controls remain effective. If we or our independent auditors discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market value of our common shares. Additionally, the existence of any material weakness or significant deficiency would require management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner.

Risks related to share ownership

We have not established a minimum distribution payment level, and we may be unable to generate sufficient cash flows from our operations to make distributions to our shareholders at any time in the future.

We are generally required to distribute to our shareholders at least 90% of our taxable income (excluding net capital gains) each year for us to qualify as a REIT under the Internal Revenue Code, which requirement we currently intend to satisfy. To the extent we satisfy the 90% distribution requirement but distribute less than 100% of our taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. In 2010, we declared two quarterly dividends each in the amount of $0.20 per common share, of which the first was paid on October 15, 2010 to each shareholder of record on September 30, 2010 and the second was paid on January 14, 2011 to each shareholder of record on December 31, 2010. No assurances can be made that we will continue to generate sufficient income to distribute similar aggregate amounts in the future.

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

Future issuances of debt or equity securities ranking senior to our common shares may adversely affect the market price of our common shares.

If we decide to issue debt or equity securities in the future ranking senior to our common shares, it is possible that these securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common shares and may result in dilution to owners of our common shares. We and, indirectly, our shareholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future issuances. Thus holders of our common shares will bear the risk of future issuances reducing the market price of our common shares, lowering the per share amount of distributions we may pay and diluting the value of their share holdings in us.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of February 15, 2011, we currently own the following five hotel properties:

Property	Number of Rooms	Location
Hyatt Regency Boston	498	Boston, MA
Hilton Checkers Los Angeles	188	Los Angeles, CA
Courtyard Anaheim at Disneyland Resort	153	Anaheim, CA
Boston Marriott Newton	430	Newton, MA
Le Meridien San Francisco	360	San Francisco, CA

Total number of rooms	1,629

Item 3.	Legal Proceedings

We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares began trading on the NYSE under the symbol “CHSP” on January 22, 2010. The closing price of our common shares on the NYSE on December 31, 2010 was $18.81 per share. The following table sets forth, for the periods indicated, the high and low sales prices as reported on the NYSE and dividends declared per common share:

	Price Range		Dividends Declared
	High	Low
2010
First quarter(1)	$20.09	$18.70	—
Second quarter	$19.74	$15.64	—
Third quarter	$18.35	$15.06	$.20
Fourth quarter	$20.22	$16.05	$.20

(1)	Information is provided only for the period from January 22, 2010 to March 31, 2010, as our common shares did not begin trading publicly until January 22, 2010.

Shareholder Information

As of February 15, 2011, there were 15 registered holders of record of our common shares. This figure does not include beneficial owners who hold shares in nominee form.

We intend to elect and qualify to be taxed as a REIT for U.S. federal income tax purposes, beginning with our taxable year ended December 31, 2010. To assist us in qualifying as a REIT, our declaration of trust includes several restrictions on ownership of our shares, including that shareholders are generally restricted from owning more than 9.8% by value or number of shares, whichever is more restrictive, of our outstanding common or preferred shares of beneficial interest.

Distribution Information

In order to qualify as a REIT, we must annually distribute to our shareholders at least 90% of our REIT taxable income (determined before the deduction for dividends paid and excluding any net capital gains). For federal income tax purposes, distributions that we make may consist of ordinary income, capital gains, nontaxable return of capital or a combination of those items. Distributions that exceed our current and accumulated earnings and profits (calculated for tax purposes) constitute a return of capital rather than a dividend, which reduces a shareholder’s basis in its shares and will not be taxable to the extent that the distribution equals or is less than the shareholder’s basis in the shares. To the extent that a distribution exceeds both current and accumulated earnings and profits and the shareholder’s basis in its shares, that distribution will be treated as a gain from the sale or exchange of that shareholder’s shares. Every year, we notify shareholders of the taxable composition of distributions paid during the preceding year. The following characterizes distributions paid per common share for the year ended December 31, 2010 (including the distribution paid on January 14, 2011, which is treated as paid on December 31, 2010 for U.S. federal income tax purposes):

	2010
	$	%
Common shares:
Ordinary income	$0.4000	100.00%
Return of capital	—	—
Capital gain distribution	—	—

	$0.4000	100.00%

We intend to continue to declare quarterly distributions to our shareholders. The amount, timing and frequency of future distributions will be determined by our board of trustees based upon a number of factors, including:

•	actual results of operations;

•	the timing of the investment of proceeds from future share offerings;

•	debt service requirements;

•	capital expenditure requirements for our properties;

•	our taxable income;

•	the annual distribution requirement under the REIT provisions of the Internal Revenue Code;

•	our operating expenses; and

•	other factors that our board of trustees may deem relevant.

The amount of cash available for distributions to our shareholders depends upon our receipt of distributions from our operating partnership, which may depend upon receipt of lease payments from our TRS, and, in turn, upon the management of our properties by the various managers our TRS has engaged to operate our hotels. In addition to the factors outlined above, the per share amounts of future distributions will depend on the number of our common and preferred shares outstanding from time-to-time.

The terms of our revolving credit facility also limit our ability to make distributions to our shareholders. Under the terms of the revolving credit facility, provided no event of default thereunder has occurred, we may only make distributions to our shareholders so long as the payments, together with any previous such cash payments in the same fiscal year, are not in excess of the greater of (i) 90% of our funds from operations during such fiscal year and (ii) the amount required (on an annualized basis) for us to maintain our status as a REIT.

Issuer Purchases of Equity Securities

We do not currently have a repurchase plan or program in place. However, we do provide employees, who have been issued restricted common shares, the option of selling shares to us to satisfy the minimum statutory tax withholding requirements on the date their shares vest. There were no common shares purchased in the fourth quarter 2010 related to such repurchases.

Item 6.	Selected Financial Data

We were organized in the state of Maryland on June 12, 2009 and completed our initial public offering on January 27, 2010. We have since acquired five hotel properties with aggregate purchase prices of approximately $456.3 million. Our results of operations for the year ended December 31, 2010 include the operating activity of the Hyatt Regency Boston for 306 days (the effective date of the acquisition was March 1, 2010), the operating activity of the Hilton Checkers Los Angeles for 214 days (acquired on June 1, 2010), the operating activity of the Courtyard Anaheim at Disneyland Resort and Boston Marriott Newton each for 155 days (both acquired on July 30, 2010), and the operating activity of the Le Meridien San Francisco for 17 days (acquired on December 15, 2010). The following table includes selected historical financial information including results for the initial period of our operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto, both included elsewhere in this Form 10-K.

(in thousands, except share and per share data)		Year Ended December 31, 2010

Statement of Operations Data:
Revenues		$54,194
Hotel operating expenses, excluding depreciation and amortization		37,341
Corporate general and administrative:
Share-based compensation		1,689
Hotel property acquisition costs		3,597
Other		5,396
Net loss		(674)
Net loss available per common share—basic and diluted		(0.07)
Weighted-average common shares outstanding—basic and diluted		11,236,120

Other Financial Data:
Net cash provided by (used in):
Operating activities		12,199
Investing activities		(411,199)
Financing activities		409,528

	As of December 31,
	2010	2009

Balance Sheet Data:
Cash and cash equivalents	$10,551	$23
Investments in hotel properties, net	400,634	—
Total assets	425,308	435
Total shareholders’ equity	305,256	1

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company was organized as a self-advised REIT in the state of Maryland in June 2009, with a focus on investments in primarily upper-upscale hotel properties in major business and convention markets and, on a selective basis, premium select-service and extended-stay hotel properties in urban settings or unique locations in the U.S. We believe current industry dynamics have and will continue to create attractive opportunities to acquire high-quality hotel properties, at prices well below replacement costs, with attractive yields on investment and significant upside potential. We completed our initial public offering in January 2010 and have since acquired or committed to acquire the following six hotel properties:

Hotel Property	Location	Rooms	Acquisition Date
Hyatt Regency Boston	Boston, MA	498	March 18, 2010
Hilton Checkers Los Angeles	Los Angeles, CA	188	June 1, 2010
Courtyard Anaheim at Disneyland Resort	Anaheim, CA	153	July 30, 2010
Boston Marriott Newton	Newton, MA	430	July 30, 2010
Le Meridien San Francisco	San Francisco, CA	360	December 15, 2010
Homewood Suites Seattle Convention Center	Seattle, WA	195	Under contract

In mid-2008, U.S. lodging demand started to decline as a result of the economic recession which led industry RevPAR to decline for the year, as reported by Smith Travel Research. Throughout 2009, the decrease in lodging demand accelerated with RevPAR down 16.7% for the year, the largest decline recorded by Smith Travel Research since they began tracking the U.S. lodging industry. In the first quarter of 2010, fundamentals in the U.S. lodging industry began showing trends of improvement with demand for rooms increasing in almost all of the major markets, as general economic indicators began to experience improvement. With lodging demand increasing, pricing power began to return in the second quarter of 2010 in a few of the major leading markets such as New York, NY, Boston, MA, and Washington, D.C., with gains in ADR for the first time since the economic recession started. These positive trends continued, strengthened and expanded to other markets during the third and fourth quarters of 2010. RevPAR increased 5.5% in 2010 as compared to 2009, as reported by Smith Travel Research, which was stronger than had been anticipated in the industry. For 2011, we expect an even greater increase in RevPAR, which we believe will be led primarily by gains in ADR resulting from shifts in business mix and rate negotiations as occupancy levels have stabilized. Furthermore, with supply of available rooms expected to rise at a significantly slower pace over the next several years than during 2006-2008, we expect these meaningful growth trends to be supported for several years to come.

The acquisition environment and deal activity has increased throughout the year, and has gained considerable momentum in the last half of the year. While there are numerous sources, much of the deal activity is coming from private sellers experiencing challenges with their current hotel holdings and underlying capital structure. Many owners have some equity remaining in their hotels, but cannot refinance their existing debt, which in many cases is coming due. As well, these owners may not have the needed capital to reinvest in the hotel and for others, they may have fund life issues with the need to begin returning capital to their investors. In addition, there are public sellers that are selling for strategic reasons, whether it’s a brand company or another REIT. All of these forces are driving much of the current deal activity. We have seen the bid/ask spread closing in many situations as sellers become more realistic in their expectations given debt coming due or fund life issues and buyers are able and willing to pay more as industry fundamentals continue to improve. The environment remains competitive; however, we feel strongly that we can continue to acquire hotels and prudently deploy capital. We believe the opportunities today are compelling and will be viewed as significantly discounted entry points as the lodging cycle continues to grow through a multi-year recovery period.

Results of Operations

Year ended December 31, 2010

Results of operations for the year ended December 31, 2010 include the operating activity of the Hyatt Regency Boston for 306 days (the effective date of the acquisition was March 1, 2010), the operating activity of the Hilton Checkers Los Angeles for 214 days (acquired on June 1, 2010), the operating activity of the Courtyard Anaheim at Disneyland Resort and Boston Marriott Newton each for 155 days (both acquired on July 30, 2010), and the operating activity of the Le Meridien San Francisco for 17 days (acquired on December 15, 2010).

Revenues – Total revenue was $54.2 million, which includes rooms revenue of $38.5 million, food and beverage revenue of $13.8 million, and other revenue of $1.9 million.

Hotel operating expenses – Hotel operating expenses, excluding depreciation and amortization, were $37.3 million. Direct hotel operating expenses included rooms expense of $9.1 million, food and beverage expense of $9.4 million, and other direct expenses of $1.1 million. Indirect hotel operating expenses, which includes management and franchise fees, real estate taxes, insurance, utilities, repairs and maintenance, advertising and sales, and general and administrative expenses, were $17.8 million.

Depreciation and amortization – Depreciation and amortization expense was $4.8 million.

Intangible asset amortization – Intangible asset amortization expense relating to an air rights contract associated with the Hyatt Regency Boston was $0.4 million.

Corporate general and administrative – Total corporate general and administrative expenses were $10.7 million, which included non-cash share-based compensation expense of $1.7 million and hotel property acquisition costs of $3.6 million.

Interest income – Interest income on cash and cash equivalents was $0.1 million.

Interest expense – Interest expense was $2.3 million, which included interest on borrowings under our revolving credit facility and term loans, unused fees on our revolving credit facility, and amortization of deferred financing costs.

Income tax benefit – Income tax benefit was $0.6 million, which resulted from a taxable loss incurred by our TRS during the year.

Sources and Uses of Cash

For the year ended December 31, 2010, net cash flows from operating activities were $12.2 million; net cash flows used in investing activities were $411.2 million, of which $404.2 million was used to acquire five hotel properties, $2.4 million was used for improvements and additions to those properties and $2.0 million was used for a deposit on a sixth hotel property under contract that has not yet closed; and net cash flows provided by financing activities were $409.5 million, of which $310.0 million were proceeds generated from our IPO and concurrent private placements, a secondary offering and the exercises of the respective underwriters’ over-allotment options, net of underwriting fees and offering costs, and $105.0 million were net proceeds from borrowings under our revolving credit facility and a term loan secured by our Le Meridien San Francisco.

In 2010, we declared two quarterly dividends each in the amount of $0.20 per common share, of which the first was paid on October 15, 2010 to each shareholder of record on September 30, 2010 and the second was paid on January 14, 2011 to each shareholder of record on December 31, 2010. We expect to continue declaring distributions to shareholders, as required to maintain our REIT status, although no assurances can be made that we will continue to generate sufficient income to distribute similar aggregate amounts in the future. The per share amounts of future distributions will depend on the number of our common and preferred shares outstanding from time-to-time and will be determined by our board of trustees following its periodic review of our financial performance and capital requirements, and the terms of our revolving credit facility.

As of December 31, 2010, we had cash and cash equivalents of approximately $10.6 million. We currently expect that our operating cash flows will be sufficient to fund our continuing operations.

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

We expect to meet long-term liquidity requirements, such as new hotel property acquisitions and scheduled debt maturities, through additional secured and unsecured borrowings and issuances of equity securities. Our ability to raise funds through the issuance of equity securities depends on, among other things, general market conditions for hotel companies and REITs and market perceptions about us. We will continue to analyze alternate sources of capital in an effort to minimize our capital costs and maximize our financial flexibility.

On July 30, 2010, we entered into a credit agreement to obtain a $115 million, two-year secured revolving credit facility with a syndicate of banks. On January 21, 2011, we amended the credit agreement to increase the maximum amount we may borrow to $150 million, and to provide for the possibility of further future increases, up to a maximum of $200 million, in accordance with the terms of the amended credit agreement. Subject to certain conditions, the revolving credit facility allows for a one-year extension. The credit agreement contains standard financial covenants, including certain leverage ratios, coverage ratios, and a minimum tangible net worth requirement. The amount we can borrow under our revolving credit facility is based on the value of our hotel properties included in the borrowing base, as defined in the credit agreement. As of December 31, 2010, the maximum borrowing availability under the revolving credit facility was $110.4 million, of which $45.0 million had been drawn. See Note 5, “Long-Term Debt,” to our consolidated financial statements for additional information relating to our revolving credit facility and other long-term debt.

We currently have the 195-room Homewood Suites Seattle Convention Center under contract for a purchase price of $53.0 million, plus customary pro-rated amounts and closing costs. We expect to fund the purchase price by assuming approximately $27.6 million of existing mortgage debt and with available cash and borrowings under our revolving credit facility. We have already deposited $2.0 million under the purchase and sale agreement, which is non-refundable except in the event of (1) a default under the purchase and sale agreement by the seller or (2) expressly otherwise provided by the purchase and sale agreement. There can be no assurances that we will complete this acquisition.

Capital Expenditures

We maintain each hotel property in good repair and condition and in conformity with applicable laws and regulations and in accordance with the franchisor’s standards and the agreed-upon requirements in our management and loan agreements. The cost of all such routine improvements and alterations will be paid out of property improvement reserves, which will be funded by a portion of each hotel’s gross revenues. Routine capital expenditures will be administered by the management companies. However, we will have approval rights over the capital expenditures as part of the annual budget process.

From time-to-time, certain of our hotel properties may be undergoing renovations as a result of our decision to upgrade portions of the hotels, such as guestrooms, meeting space, and/or restaurants, in order to better compete with other hotels in our markets. In addition, often after we acquire a hotel property, we are required to complete a property improvement plan (“PIP”) in order to bring the hotel property up to the respective franchisor’s standards. If permitted by the terms of the management agreement, funding for a renovation will first come from the property improvement reserve. To the extent that the property improvement reserve is not adequate to cover the cost of the renovation, we will fund the remaining portion of the renovation with cash and cash equivalents on hand.

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2010, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands). There were no other material off-balance sheet arrangements at December 31, 2010.

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Corporate office lease	$1,481	$201	$421	$447	$412
Revolving credit facility, including interest(1)	49,147	2,623	46,524	—	—
Term loan, including interest(1)	63,345	63,345	—	—	—

	$113,973	$66,169	$46,945	$447	$412

(1)	Assumes no additional borrowings under the revolving credit facility and term loan and interest payments are based on the interest rate in effect as of December 31, 2010. Also assumes that no extension options are exercised. See Note 5, “Long-Term Debt,” to our consolidated financial statements for additional information relating to our revolving credit facility and term loan.

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

Critical Accounting Policies

We believe that the following critical accounting policies affect the most significant judgments and estimates used in the preparation of our consolidated financial statements:

Investments in Hotel Properties – We allocate the purchase prices of hotel properties acquired based on the fair value of the acquired property, furniture, fixtures and equipment, and identifiable intangible assets and the fair value of the liabilities assumed. In making estimates of fair value for purposes of allocating the purchase price, we utilize a number of sources of information that are obtained in connection with the acquisition of a hotel property, including cost segregation studies and valuations performed by independent third parties. We also consider information obtained about each hotel property as a result of our pre-acquisition due diligence in estimating the fair value of the tangible and intangible assets acquired. Hotel property acquisition costs, such as transfer taxes, title insurance, environmental and property condition reviews, and legal and accounting fees, are expensed in the period incurred.

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

Share-Based Compensation – From time-to-time, we grant restricted share awards to employees. To-date, we have granted two types of restricted share awards: (1) time-based awards and (2) performance-based awards.

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

Revenue Recognition – Hotel revenues, including room, food and beverage, and other hotel revenues, are recognized as the related services are provided.

New Accounting Pronouncements

In December 2010, the FASB issued updated accounting guidance to clarify that pro forma disclosures should be presented as if a business combination occurred at the beginning of the prior annual period for purposes of preparing both the current reporting period and the prior reporting period pro forma financial information. These disclosures should be accompanied by a narrative description about the nature and amount of material, nonrecurring pro forma adjustments. The new accounting guidance is effective for business combinations consummated in periods beginning after December 15, 2010, and should be applied prospectively as of the date of adoption. Early adoption is permitted. We will adopt the new disclosures on January 1, 2011. We do not believe that the adoption of this guidance will have a material impact to our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We earn interest income from cash and cash equivalent balances. Considering our current cash and cash equivalents, if interest rates increase or decrease by 0.1%, our interest income will increase or decrease by less than $0.1 million, respectively.

As of December 31, 2010, we had $105.0 million of debt outstanding from borrowings under our revolving credit facility and term loan. Amounts borrowed under each our revolving credit facility and term loan bear interest at variable rates based on LIBOR plus 3.75%, subject to a LIBOR floor of 2.00%. Because the prevailing LIBOR is below the interest rate floor, if prevailing LIBOR on our debt under our revolving credit facility and term loan were to decrease, we would not experience any benefits in terms of reduced interest expense. Conversely, if applicable LIBOR were to increase to reach 3.00%, or a 1.00% increase over the interest rate floor in effect, the increase in interest expense on our debt would decrease future earnings and cash flows by approximately $1.1 million annually, assuming that the amount outstanding under each our revolving credit facility and term loan were to remain at $45.0 million and $60.0 million, respectively, the balances at December 31, 2010.

Item 8.	Financial Statements and Supplementary Data

See Index to Financial Statements on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

There have been no changes in the Company’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9B.	Other Information

None.

PART III

Item 10.	Trustees, executive officers and corporate governance

Our board of trustees consists of seven trustees. Our board of trustees is elected annually by our shareholders in accordance with our bylaws. Our bylaws provide that a majority of the entire board of trustees may establish, increase or decrease the number of trustees, provided that the number of trustees shall never be less than one nor more than eleven. All of our executive officers serve at the discretion of our board of trustees. The following table sets forth certain information about our trustees and executive officers, as of the date of filing:

Name	Age	Position
James L. Francis	48	President, Chief Executive Officer and Trustee
Douglas W. Vicari	51	Executive Vice President, Chief Financial Officer, Treasurer and Trustee
D. Rick Adams	47	Senior Vice President and Chief Investment Officer
Graham J. Wootten	37	Senior Vice President, Chief Accounting Officer and Secretary
Thomas A. Natelli	50	Non-executive chairman of the Board of Trustees
Thomas D. Eckert	63	Trustee
John W. Hill	56	Trustee
George F. McKenzie	55	Trustee
Jeffrey D. Nuechterlein	53	Trustee

James L. Francis is our President and Chief Executive Officer and a Trustee, positions he has held since our formation. Prior to joining our Company, Mr. Francis served as the President and Chief Executive Officer and a director of Highland Hospitality Corporation (“Highland”), positions that he held from Highland’s IPO in December 2003 to its sale in July 2007. Following the sale of Highland, Mr. Francis served as a consultant to the affiliate of JER Partners that acquired Highland until September 2008. Since September 2008, until our formation, Mr. Francis was a private investor. From June 2002 until joining Highland in December 2003, Mr. Francis served as the Chief Operating Officer, Chief Financial Officer and Treasurer of Barceló Crestline Corporation, and served as Executive Vice President and Chief Financial Officer of Crestline Capital Corporation, prior to its acquisition by Barceló, from December 1998 to June 2002. Prior to the spin-off of Crestline Capital from Host Hotels & Resorts, Inc. (formerly Host Marriott Corporation), Mr. Francis held various finance and strategic planning positions with Host Marriott and Marriott International, Inc. From June 1997 to December 1998, Mr. Francis held the position of Assistant Treasurer and Vice President Corporate Finance for Host Marriott, where he was responsible for Host Marriott’s corporate finance function, business strategy and investor relations. Over a period of ten years, Mr. Francis served in various capacities with Marriott International’s lodging business, including Vice President of Finance for Marriott Lodging from 1995 to 1997; Brand Executive, Courtyard by Marriott from 1994 to 1995; Controller for Courtyard by Marriott and Fairfield Inn from 1993 to 1994; Director of Finance and Strategic Planning for Courtyard by Marriott and Fairfield Inn from 1991 to 1993; and Director of Hotel Development Finance from 1987 to 1991. Mr. Francis received his B.A. in Economics and Business from Western Maryland College and earned an M.B.A. in Finance and Accounting from Vanderbilt University. We believe Mr. Francis should serve on our board as a result of his principal role in our founding and his extensive experience in the lodging industry.

Douglas W. Vicari is our Executive Vice President, Chief Financial Officer, Treasurer and a Trustee, positions he has held since our formation. Prior to joining our Company, Mr. Vicari served as a principal with Paramount Hotel Group, a hotel owner, developer and operator, from January 2009 to June 2009. Previously, Mr. Vicari served as Executive Vice President and Chief Financial Officer of Highland from September 2003 until its sale in July 2007. Prior to joining Highland, Mr. Vicari served as Senior Vice President and Chief Financial Officer of Prime Hospitality Corp., a former NYSE-listed company acquired by an affiliate of The Blackstone Group in 2004, from August 1998 to July 2003, and also served on the board of directors of Prime Hospitality Corp. from May 1999 to July 2003. Prior to his appointment as Chief Financial Officer, he served as Vice President and Treasurer of Prime Hospitality Corp. from January 1991 to July 1998, and was an instrumental member of the management team that led the company out of bankruptcy in July 1992. From 1986 to 1991, Mr. Vicari was

Director of Budgeting and Financial Planning for Prime Hospitality Corp, and was responsible for all budgeting, planning and forecasting. Prior to his tenure at Prime Hospitality Corp., Mr. Vicari held numerous management positions at Combustion Engineering (now ABB Brown Boveri) from 1981 to 1986. Mr. Vicari earned a B.S. in Accounting from the College of New Jersey and received his M.B.A. in Finance from Fairleigh Dickinson University. Mr. Vicari also currently serves on the board of directors and as the audit committee chairman for Thunderbird Resorts Inc. (Euronext: TBIRD), a publicly traded gaming and lodging company. We believe Mr. Vicari should serve on our board due to his principal role in our founding and his experience as a CFO for other lodging REITs.

D. Rick Adams is our Senior Vice President and Chief Investment Officer, positions he has held since November 2009. Prior to joining our Company, Mr. Adams served as Senior Vice President of Asset Management for Highland from September 2004 until its sale in July 2007. Following the sale of Highland and until October 2009, Mr. Adams continued to serve as Senior Vice President and Head of Asset Management for the affiliate of JER Partners that acquired Highland. From October 1992 to September 2004, Mr. Adams served as Vice President of Regional Operations and Development Officer for the B.F. Saul Company, a privately owned real estate company located in Washington, DC that specializes in commercial real estate and hotel management and development. Prior to his tenure at B.F. Saul, from 1986 until September 1992, Mr. Adams held numerous operational and franchise development management positions at Holiday Inns Worldwide, known today as InterContinental Hotels Group PLC. Mr. Adams received a B.S. in Management from Indiana University.

Graham J. Wootten is our Senior Vice President, Chief Accounting Officer and Secretary, positions he has held since February 2010. Previously, Mr. Wootten served in several accounting roles, including Vice President and Controller, at Highland from December 2003 until its sale in July 2007 to an affiliate of JER Partners. Following the sale of Highland and until February 2010, Mr. Wootten served in finance and accounting roles for the affiliate of JER Partners that acquired Highland, serving most recently as its Chief Financial Officer. Prior to joining Highland, Mr. Wootten held various audit positions, including Audit Senior Manager, for PricewaterhouseCoopers LLP from 1995 until 2003. Mr. Wootten holds a BSBA in accounting from John Carroll University and is a Certified Public Accountant.

Thomas A. Natelli is the non-executive chairman of the board of trustees. Since 1987, Mr. Natelli has served as President and Chief Executive Officer of Natelli Communities, a privately held real estate investment and development company. Under Mr. Natelli’s leadership, the company has earned numerous awards, including the prestigious Urban Land Institute National Award of Excellence for Large Scale Communities, Washington Metro Area Environmental Developer of the Year and Suburban Maryland Builder of the Year. Mr. Natelli currently serves on the board of the School of Engineering at Duke University. Previously, Mr. Natelli served on the board of directors and was a member of the audit and nominating and corporate governance committees of Highland from its IPO until its sale in July 2007. In 2007, Mr. Natelli formed MargRock Entertainment, a music publishing and artist development and management services company, for which he currently serves as Principal. In 1999, Mr. Natelli co-founded eStara, Inc., a privately held technology company, for which he served as Chairman and Chief Executive Officer from its inception through its sale to Art Technology Group, Inc. in October 2006. From 1993 through 2003, Mr. Natelli served on the board of trustees of Suburban Hospital Healthcare System, after which he served as Chairman of the board of trustees and headed its executive committee until 2006. He also served on the board of directors of FBR National Bank and Trust, a wholly-owned affiliate of Friedman, Billings, Ramsey Group, Inc. Mr. Natelli is a past President of the Board of the Montgomery County Chamber of Commerce, and played a central role in creating the Montgomery Housing Partnership in 1989, a non-profit organization created to preserve and expand the supply of affordable housing in Montgomery County, Maryland. Mr. Natelli received a B.S. in Mechanical Engineering from Duke University in 1982. We believe Mr. Natelli should serve on our board due to his extensive experience in the real estate industry, his entrepreneurial background and financial acumen.

Thomas D. Eckert is a trustee. Since 1997, Mr. Eckert has served as President and Chief Executive Officer of Capital Automotive Real Estate Services, Inc., or Capital Automotive, a privately owned real estate company that owns and manages net-leased real estate for automotive retailers. Mr. Eckert was one of Capital Automotive’s Founders and led its IPO in February 1998. Mr. Eckert also served as a trustee of Capital Automotive from its founding until December 2005, when it was taken private. From 1983 to 1997, Mr. Eckert was employed by Pulte Home Corporation, a U.S. homebuilder, serving most recently as President of Pulte’s Mid-Atlantic Region. Prior to working at Pulte, Mr. Eckert spent over seven years with the public accounting firm of Arthur Andersen LLP. Mr. Eckert is currently Chairman of the Board of The Munder Funds, a $7 billion mutual fund group, and a director and member of the audit, compensation and nominating and corporate governance committees of DuPont Fabros Technology, Inc., a publicly-traded owner, developer and manager of wholesale data centers. He is also a member of the board of The Potomac School, a K-12 private school, and the Wolf Trap Foundation. In addition, Mr. Eckert is a former director of the National Association of Real Estate Investment Trusts and Fieldstone Investment Corporation. Mr. Eckert received his undergraduate degree from the University of Michigan in 1970. We believe Mr. Eckert should serve on our board due to his extensive experience in the real estate industry, including as a CEO of a publicly traded REIT.

John W. Hill is a trustee. Mr. Hill has been Chief Executive Officer of The Federal City Council, a not-for-profit, non-partisan organization dedicated to the improvement of Washington, DC, since 2004. Previously, Mr. Hill served on the board of directors and was a member of the audit and compensation committees of Highland from January 2006 until Highland’s sale in July 2007. From 2002 until 2004, Mr. Hill served as the Chief Executive Officer of In2Books, Inc. From 1999 until 2002, he was a partner with Andersen, LLP, where he was in charge of state and local consulting for North America. Previously, Mr. Hill also was a director of Marriott Corporation’s Internal Audit Division in charge of all financial and operational audits of the hotel division and has been an audit manager for Coopers & Lybrand and Price Waterhouse. Mr. Hill has served on the board and audit committee of Prestwick Pharmaceuticals Inc., a non-public company. Mr. Hill currently serves on the boards of several not-for-profit organizations, including the DC Public Library Board of Trustees, the DC Shakespeare Theatre Board, and the National Minority Aids Council. He formerly served on the boards of the DC Children and Youth Investment Trust and the Mayor’s Blue Ribbon Commission to Revitalize the DC Public Library. Mr. Hill earned a B.S. in Accounting from the University of Maryland, College Park in 1976 and passed the Maryland State CPA exam in 1977. We believe Mr. Hill should serve on our board due to his long-standing leadership role with the Federal City Council and his extensive background in accounting and financial matters.

George F. McKenzie is a trustee. Since June 2007, Mr. McKenzie has served as President and Chief Executive Officer and a trustee of Washington Real Estate Investment Trust, or WRIT, a self-administered, self-managed, equity real estate investment trust investing in income-producing properties in the greater Washington, DC metro region. Since joining WRIT in September 1996, Mr. McKenzie also served in other executive roles, including Executive Vice President, Real Estate and Chief Operating Officer. From 1985 to 1996, Mr. McKenzie served with the Prudential Realty Group, a subsidiary of Prudential Insurance Company of America, most recently as Vice President, Investment & Sales. From 1977 to 1985, Mr. McKenzie served as an officer in the U.S. Navy. He received a B.S. in Operations Analysis from the United States Naval Academy and an MBA in Finance from the University of Rhode Island. Mr. McKenzie is a member of the Economic Club of Washington, Urban Land Institute (ULI), and the National Association of Industrial & Office Properties (NAIOP). We believe Mr. McKenzie should serve on our board due to his extensive experience in the real estate industry, including as a CEO of a publicly traded REIT.

Jeffrey D. Nuechterlein is a trustee. In 2000, Mr. Nuechterlein founded Isis Capital LLC, a venture capital and hedge fund based in Alexandria, Virginia, where he has served as Managing Partner since its formation. From 1997 until 2000, Mr. Nuechterlein served as Managing Director and Chief Investment Officer for pension fund investments at National Gypsum Company. From 1995 until 1996, Mr. Nuechterlein was Senior Counsel to the U.S. Trade Representative, and prior to that he served as outside legal counsel to several U.S. semiconductor and steel companies from 1992 until 1995. Mr. Nuechterlein also served as Special Assistant for Policy to the Governor of Virginia from 1990 until 1991, and was Counsel to the U.S. Senate’s Judiciary Subcommittee on

Technology from 1989 until 1990. Among his non-profit activities, Mr. Nuechterlein is a Past President and a Trustee of The College Foundation at the University of Virginia, a Trustee of The Potomac School, a Trustee of the Classical American Homes Preservation Trust in New York and a member of the Council on Foreign Relations. Mr. Nuechterlein received his undergraduate and law degrees from the University of Virginia in 1979 and 1986, respectively, and his master’s and D. Phil. degrees from Oxford University. We believe Mr. Nuechterlein should serve on our board due to his extensive investment experience and non-profit activities and his legal background.

Section 16(a) beneficial ownership reporting compliance

We believe that all of our trustees, executive officers and beneficial owners of more than 10% of our common shares reported on a timely basis all transactions required to be reported by Section 16(a) of the Exchange Act during fiscal 2010, except that, as a result of an administrative oversight, a Form 4 was filed late by Mr. John W. Hill to report an issuance of 474 common shares to him on June 30, 2010 in connection with a quarterly payment of his annual trustee retainer fee.

Trustee independence and corporate governance

Our board of trustees has three committees, the principal functions of which are briefly described below. Matters put to a vote by any one of our three committees must be approved by a majority of the trustees on the committee who are present at a meeting, in person or as otherwise permitted by our bylaws, at which there is a quorum or by the unanimous written consent of the trustees on that committee. Each of these committees is comprised entirely of independent trustees, as defined by the NYSE listing standards. Moreover, the compensation committee is composed exclusively of individuals intended to be, to the extent provided by Rule 16b-3 of the Exchange Act, non-employee trustees, and individuals who will, at such times as we are subject to Section 162(m) of the Internal Revenue Code, qualify as outside trustees for purposes of Section 162(m) of the Internal Revenue Code.

Audit committee. Our audit committee is composed of Messrs. Eckert, Natelli and Hill. In addition, our audit committee is required to have a designated “audit committee financial expert” within the meaning of the SEC rules. Mr. Eckert chairs the committee and has been determined by our board of trustees to be an audit committee financial expert.

The audit committee’s primary duties and assigned roles are to:

•

serve as an independent and objective body to monitor and assess our compliance with legal and regulatory requirements, our financial reporting processes and related internal control systems and the performance, generally, of our internal audit function;

•

oversee the audit and other services of our independent registered public accounting firm and be directly responsible for the appointment, independence, qualifications, compensation and oversight of the independent registered public accounting firm, who reports directly to the audit committee;

•	provide an open avenue of communication among the independent registered public accounting firm, accountants, financial and senior management, the internal auditing department and our board;

•	resolve any disagreements between management and the independent registered public accounting firm regarding financial reporting; and

•

consider and approve certain transactions between us and our trustees, executive officers, trustee nominees or 5% or greater beneficial owners, any of their immediate family members or entities affiliated with them.

Compensation committee. Our compensation committee is composed of Messrs. Hill, Natelli and Eckert. Mr. Hill chairs the committee. The principal functions of the compensation committee are to:

•	evaluate the performance of and compensation paid by us to our president and chief executive officer and other executive officers and trustees;

•	administer the Chesapeake Lodging Trust Equity Plan, or Equity Plan; and

•

produce a report on executive compensation required to be included in our proxy statement for our annual meetings or our annual report on Form 10-K, including the Compensation Discussion and Analysis section.

Nominating and corporate governance committee. Our nominating and corporate governance committee is composed of Messrs. McKenzie, Hill and Nuechterlein. Mr. McKenzie chairs the committee. The principal functions of the nominating and corporate governance committee are to:

•	identify individuals qualified to become board members and recommend to our board candidates for election or re-election to the board;

•	consider and make recommendations to our board concerning the size and composition of our board, committee structure and makeup, retirement policies and procedures affecting board members; and

•	take a leadership role with respect to the development, implementation and review of our corporate governance principles and practices.

The nominating and corporate governance committee charter sets forth certain criteria for the committee to consider in evaluating potential trustee nominees. The charter requires that the committee select nominees who have the highest personal and professional integrity, who shall have demonstrated exceptional ability and judgment and who shall be most effective, in conjunction with the other nominees to the board, in collectively serving our long-term interests and those of our shareholders. The committee also is required to assess whether the candidate possesses the skills, knowledge, perspective, broad business judgment and leadership, relevant specific industry or regulatory affairs knowledge, business creativity and vision, experience, age and diversity, all in the context of an assessment of the perceived needs of the board at that time. For those trustee candidates that appear upon first consideration to meet the committee’s criteria, the committee will engage in further research to evaluate their candidacy.

In making recommendations for trustee nominees for the annual meeting of shareholders, the nominating and corporate governance committee will consider any written suggestions of shareholders received by our secretary not less than 90 nor more than 120 days prior to the anniversary of the prior year’s annual meeting of shareholders. Suggestions must be mailed to our secretary at our corporate headquarters. The manner in which trustee nominee candidates suggested in accordance with this policy are evaluated will not differ from the manner in which candidates recommended by other sources are evaluated.

Communicating with the board

Consistent with the NYSE’s corporate governance listing standards, our board has adopted Principles of Corporate Governance that, among other things, call for the non-officer trustees to meet in regularly scheduled executive sessions without management. Mr. Natelli, our non-executive chairman, has been selected to serve as the presiding independent trustee at any such executive sessions.

Interested parties, including shareholders, may communicate their concerns directly to the full board, the presiding independent trustee or the non-officer trustees as a group by writing to the board of trustees, the presiding independent trustee or the non-officer trustees, at our corporate headquarters.

Code of business conduct and ethics

Our board has adopted a Code of Business Conduct and Ethics that applies to each of our trustees, officers and employees. This code sets forth our policies and expectations on a number of topics, including:

•	compliance with laws, including insider trading;

•	preservation of confidential information relating to our business;

•	conflicts of interest;

•	reporting of illegal or unethical behavior or concerns regarding accounting or auditing practices;

•	corporate payments;

•	corporate opportunities; and

•	the protection and proper use of our assets.

The audit committee will review this code on an annual basis, and the board will review and act upon any proposed additions or amendments to the code as appropriate. The code is posted on our website, www.chesapeakelodgingtrust.com. You may also obtain a copy of the code without charge by writing to our secretary at our corporate headquarters. Any waivers of the code for executive officers or trustees will be posted on our website and similarly provided without charge upon written request to this address.

We have established and implemented formal “whistleblower” procedures for receiving and handling complaints of employees, and have made an e-mail address and a telephone hotline available for reporting illegal or unethical behavior as well as questionable accounting or auditing matters and other accounting, internal accounting controls or auditing matters on a confidential, anonymous basis. Any concerns regarding accounting or auditing matters reported via e-mail or to this hotline will be communicated directly to the audit committee.

Principles of corporate governance

Our Principles of Corporate Governance address a number of other topics, including:

•	trustee independence and qualification standards;

•	trustee responsibilities, orientation and continuing education;

•	trustee compensation;

•	trustee attendance and retirement;

•	management succession;

•	annual board self-evaluations; and

•	trustee communication, committees and access to management.

Our nominating and corporate governance committee is required to review the Principles of Corporate Governance on an annual basis, and the board will review and act upon any proposed additions or amendments to the Principles of Corporate Governance as appropriate. The Principles of Corporate Governance are posted on our website, www.chesapeakelodgingtrust.com. You may also obtain a copy of our Principles of Corporate Governance without charge by writing to our secretary at our corporate headquarters.

Item 11.	Executive compensation

Compensation discussion and analysis

Our compensation program for our named executive officers, Messrs. Francis, Vicari, Adams and Wootten, consists of four key elements:

•	Cash compensation, in the form of base salaries and annual cash bonus awards;

•

Long-term incentives, in the form of restricted share awards that vest over time and, for Messrs. Francis and Vicari, additional awards that vest only upon achievement of specified performance objectives;

•	Health and welfare benefits and perquisites; and

•	Severance arrangements under the executives’ employment agreements.

During 2010, we paid base salaries and made grants of awards under our Equity Plan to our named executive officers in accordance with their employment agreements. The awards under our Equity Plan were granted to provide a retention element to such individuals’ compensation and, in certain cases, to recognize such individuals’ efforts on our behalf in connection with our formation and our IPO. We also have awarded cash bonuses to our named executive officers in respect of our financial accomplishments and their performance during the year.

Elements of named executive officer compensation

The following is a summary of the elements of and amounts paid under our employment agreements and compensation plans for 2010, as well as the elements of our compensation plans for 2011.

Annual base salary. Base salary is designed to compensate our named executive officers at a fixed level of compensation that serves as a retention tool throughout the executive’s career. The initial base salaries of Messrs. Francis, Vicari and Adams were determined prior to completion of our IPO by Messrs. Francis and Vicari in negotiations with the underwriters of our IPO, who sought to create a compensation system that was competitive with other lodging REITs, although no formal benchmark was used. The base salary of Mr. Wootten was determined by our compensation committee upon the recommendation of Messrs. Francis and Vicari in connection with Mr. Wootten’s appointment in February 2010.

Under their employment agreements, Messrs. Francis, Vicari, Adams and Wootten are entitled to receive annual base salaries at minimum annual rates of $700,000, $475,000, $275,000 and $230,000, respectively, payable in approximately equal semi-monthly installments. Base salary amounts paid to Mr. Adams for 2010 were pro-rated from the date of completion of our IPO in January 2010 and, for Mr. Wootten, were pro-rated from the date of his hire in February 2010. Messrs. Francis and Vicari did not commence receiving their salaries until March 2010 pursuant to the terms of salary deferral arrangements that we entered into with them in connection with the IPO, and accordingly all base salaries paid to them in 2010 were pro-rated from March 2010.

Pursuant to the terms of the employment agreements, the compensation committee is permitted to annually review the base salary of each named executive officer to determine whether an increase in each named executive officer’s salary is necessary or appropriate. In determining whether to increase base salaries, the compensation committee may consider a variety of factors, including each executive’s role and responsibility, unique skills, future potential with our Company, salary levels for similar positions in our target market, internal pay equity and such other factors as the compensation committee may determine to be relevant. Based upon its review of these factors, the compensation committee determined in January 2011 that the base salaries of our named executive officers remained fair. Accordingly, the 2011 base salaries for our named executive officers will be paid at the annual rates set in 2010.

Annual cash bonus. Annual cash bonuses are designed to provide incentives to our named executive officers at a variable level of compensation based on such individual’s performance, as well as the overall performance of the Company. In connection with our annual cash bonus program, our compensation committee determines annual performance criteria that are flexible and that change with the needs of our business. Each year, our annual cash bonus plan will be designed to reward the achievement of specific, pre-established financial and operational objectives.

For 2010, our cash bonus plan was created and proposed by Messrs. Francis and Vicari based on their assessment of our most important business objectives. The final terms of the 2010 cash bonus plan were approved by our compensation committee on June 1, 2010. As more fully described below, annual cash bonuses were based 37.5% on our success in achieving a company-wide objective of capital deployment (as described below), 37.5% on our success in achieving targeted levels of overall Hotel EBITDA (as described below) and 25% on each executive’s success in achieving individually designed performance objectives. The following table depicts the aggregate amount of cash bonus that each named executive officer was eligible to receive in 2010 based upon the executive’s and the Company’s maximum performance under each component of the bonus criteria, as well as the actual amount of cash bonus that each named executive officer received in 2010.

Maximum v. Actual 2010 Cash Bonuses (in dollars)

Executive Officer	Maximum Attainable Cash Bonus	Actual Cash Bonus Paid

James L. Francis	$1,050,000	$999,963

Douglas W. Vicari	$593,750	$559,796

D. Rick Adams	$206,250	$196,421

Graham J. Wootten	$172,500	$164,280

Capital deployment (Weight: 37.5%): The capital deployment element of our 2010 cash bonus plan was designed to reward our named executive officers for their efforts in growing our portfolio of hotel properties as quickly as prudently possible. For these purposes, capital deployment was defined as the sum of (1) the aggregate purchase price for each hotel property acquired, or committed to be acquired through the entry into a definitive purchase agreement, in 2010, inclusive of all legal, audit and transfer fees and other acquisition-related costs and expenses, and (2) the projected Company-funded capital expenditures for the first year of ownership for each hotel acquired, or committed to be acquired through the entry into a definitive purchase agreement, in 2010. The compensation committee set the threshold level of capital deployment at $200 million, the target level of capital deployment at $275 million and the maximum level of capital deployment at $350 million.

In fiscal 2010, we deployed a total of $465.5 million of capital, which exceeded the maximum level established by our compensation committee by approximately $115.5 million. Consequently, each of our named executive officers was paid the maximum bonus amount payable under the capital deployment metric of the 2010 cash bonus plan. No additional bonus was paid for performance above the maximum level.

Hotel EBITDA (Weight: 37.5%) In addition to growth, the compensation committee believed that a significant indicator of our success in 2010 would be the aggregate earnings before interest, income taxes, and depreciation and amortization, or EBITDA, generated by our hotel properties. Accordingly, the compensation committee determined that 37.5% of the overall 2010 bonus for each executive officer was to be based upon actual 2010 Hotel EBITDA, compared to 2010 Hotel EBITDA determined for each hotel acquisition and included in our hotel underwriting delivered to the board of trustees in connection with its determination to acquire the hotel. For these purposes, Hotel EBITDA generally equates to total revenue less total hotel operating expenses, as such items are reported on our consolidated statement of operations. By focusing on the actual Hotel EBITDA generated for 2010 as compared to the underwritten levels of Hotel EBITDA for our properties, the compensation committee sought to align the interests of our named executive officers with those of our shareholders by providing each officer with incentives to ensure that the properties acquired were operated by their respective managers in a way that maximized their operating results.

Under this metric, the actual amount paid to each named executive officer was based upon achievement of threshold, target and maximum amounts set at 90%, 100% and 110% of our underwritten Hotel EBITDA. In fiscal 2010, our actual Hotel EBITDA was 106.2% of our underwritten amount. Consequently, amounts paid to our named executive officers under the Hotel EBITDA metric were interpolated between the target and maximum payout levels.

Individual performance goals (Weight: 25%): In addition to Company-wide performance goals, the compensation committee believed that individual performance goals relative to pre-determined objectives should play a role in the bonus payable to each executive officer. Accordingly, the compensation committee determined that 25% of the overall bonus for each executive officer in 2010 was to be based upon such individual performance goals. No executive officer was guaranteed an award under the individual performance criteria of the 2010 cash bonus plan, and the size of the bonus payable as a result of achievement of the individual performance criteria was to be determined in the full discretion of the compensation committee, subject only to certain maximum payment limitations.

The compensation committee considered the following accomplishments by the Company and the named executive officers in 2010 in reaching its decision on the amounts to be paid pursuant to the individual bonus criteria of the 2010 cash bonus plan:

•	the executive officers’ respective roles in facilitating the Company’s successful IPO in a difficult market and challenging economic climate;

•

the executive officers’ respective roles in facilitating the Company’s successful follow-on public offering in October 2010, which resulted in net proceeds of approximately $140.4 million to the Company;

•

the development and implementation of all systems required for the operation of a public company, including a technology platform, finance and treasury systems, accounting and reporting systems and internal control systems;

•	the development of a high-caliber management team and staff, particularly in the areas of finance and accounting, acquisitions and asset management;

•	the executive officers’ respective roles in facilitating the Company’s negotiation and closing on a $115 million revolving credit facility and $60 million term loan; and

•	the Company’s reputation in the acquisitions market and the development of a strong pipeline of potential hotel acquisitions.

Based on the foregoing, the compensation committee awarded each of the named executive officers the maximum payable amount under the individual performance criteria of the 2010 cash bonus plan. The compensation committee did not rely on any one particular objective or formula in determining appropriate short-term incentives, but rather on what the compensation committee considered to be value-added quantitative and qualitative goals in furtherance of our compensation principles.

The following table depicts the actual amount paid to each named executive officer under each criteria of the 2010 cash bonus plan and the percentage of the maximum payable amount under each element to which such payment relates:

	Capital Deployment (% of maximum level attainable)	Hotel EBITDA (% of maximum level attainable)	Individual Performance (% of maximum level attainable)
James L. Francis	$393,750 (100%)	$343,713 (87.3%)	$262,500 (100%)
Douglas W. Vicari	$222,656 (100%)	$188,702 (84.8%)	$148,438 (100%)
D. Rick Adams	$77,344 (100%)	$67,515 (87.3%)	$51,562 (100%)
Graham J. Wootten	$64,688 (100%)	$56,468 (87.3%)	$43,124 (100%)

2011 cash bonus plan. On January 31, 2011, the compensation committee considered and approved the 2011 cash bonus plan substantially as proposed by Messrs. Francis and Vicari. The compensation committee determined that the Company’s business objectives for 2011 are substantially similar to those of 2010. As such, the structure of the 2011 cash bonus plan is identical to that of the 2010 cash bonus plan, and again weighted 37.5% on the Company’s success in achieving a company-wide objective of capital deployment, 37.5% on the

Company’s success in achieving targeted levels of overall Hotel EBITDA and 25% on each executive’s success in achieving individually designed performance objectives. No changes were made to the definitions or method of evaluating performance under each component.

The compensation committee set the threshold level of capital deployment at $200 million, the target level of capital deployment at $350 million and the maximum level of capital deployment at $500 million. Due to their strategic significance, the Company believes that disclosing the actual numerical target ranges for underwritten 2011 Hotel EBITDA would result in competitive harm to the Company. The underwritten levels of Hotel EBITDA reflect levels of operating performance that take into account management’s expectations of the lodging industry at the time of each hotel acquisition and give effect to management’s growth projections for each acquired asset. Achieving these forecasted results will require the Company to work closely with each hotel’s management company to operate the hotels efficiently. Nevertheless, the compensation committee considers these goals to be challenging, but achievable. In addition, the compensation committee has established individual performance goals for each of our named executive officers, which include, where appropriate, operational goals for the Company and the respective functions over which each executive has operational or overall responsibility, monitoring and expanding internal programs in support of the Company’s strategic plan, monitoring the Company’s hotel portfolio to ensure that each hotel is efficiently operated and managed, exploiting renovation, repositioning and rebranding opportunities with respect to each hotel, maintaining and expanding investor and industry relationships, undertaking leadership initiatives and other significant qualitative objectives.

Equity awards. We have provided, and expect to provide in the future, awards pursuant to our Equity Plan. In connection with our IPO, we made grants of time-based restricted shares to each of Messrs. Francis, Vicari and Adams, and also made grants of performance-based restricted shares to Messrs. Francis and Vicari. The number of shares granted, and the type of award made, were determined prior to completion of our IPO by Messrs. Francis and Vicari in negotiations with the underwriters of our IPO, who sought to create a compensation system that was competitive with other lodging REITs, although no formal benchmarking was used. Mr. Wootten received a grant of time-based restricted shares that was approved by our compensation committee at the time of his appointment in February 2010. The time-based awards were designed to foster equity ownership by our named executive officers in our Company, and align their interests with those of our shareholders. The performance-based awards made to Messrs. Francis and Vicari were designed to provide these key executives, who will be primarily responsible for our growth and operations, with incentives to focus on long-term goals and enhancing shareholder value. Because the Company failed to attain the performance-based metrics in fiscal 2010, none of the performance-based awards vested in fiscal 2010. Further information about grants made to our named executive officers in 2010 is set forth below under “– Grants of plan-based awards” and “– Narrative discussion of grants of plan-based awards.”

On January 31, 2011, our compensation committee approved the issuance of additional equity awards to our named executive officers and certain other employees. The 2011 awards are intended to complete the IPO process from an equity incentive perspective and are therefore designed to provide additional motivation and retention elements to our compensation structure in recognition that our equity market capitalization has nearly doubled since our IPO. Messrs. Francis, Vicari, Adams and Wootten were issued 70,000, 47,000, 16,000 and 10,000 time-based restricted common shares, respectively, which will vest one-half per year beginning on the second anniversary of the completion of the IPO, assuming the executive remains employed by the Company on such anniversary date. In addition, Messrs. Francis and Vicari were issued an additional 15,500 and 10,000 performance-based restricted common shares, respectively, of which one-half will be eligible for vesting each year in accordance with the terms set forth below with respect to the performance-based awards issued in 2010. An additional 13,000 time-based restricted common shares were issued to certain other employees of the Company, and such shares will vest one-half per year beginning on the second anniversary of the completion of the IPO, assuming the employee remains employed by the Company on such anniversary date.

In determining future equity awards, our compensation committee will take into account, among other things, the Company’s overall financial performance, the contributions of each of our named executive officers, the long-

term equity incentive compensation of officers in similar positions in our target market, internal pay equity and such other factors as the compensation committee may determine to be relevant.

Retirement savings opportunities. All eligible employees are able to participate in our 401(k) Retirement Savings Plan, or 401(k) Plan. We provide this plan to help our employees save some amount of their cash compensation for retirement in a tax efficient manner. Under the 401(k) Plan, employees are eligible to defer a portion of their salary, and we, at our discretion, may make a matching contribution and/or a profit sharing contribution. We currently do not provide an option for our employees to invest in our common shares through the 401(k) plan.

Health and welfare benefits. We provide a competitive benefits package to all full-time employees, which includes health and welfare benefits, such as medical, dental, disability insurance and life insurance benefits. The plans under which these benefits are offered do not discriminate in scope, terms or operation in favor of officers and trustees and are available to all full-time employees. Messrs. Francis and Vicari also receive certain perquisites, as described more fully under “– Employment agreements.”

Post-termination pay. As described more fully under “– Employment agreements,” we have entered into employment contracts with each of our named executive officers that provide the officers with compensation if they are terminated without cause, they leave the Company with good reason or their employment terminates in some circumstances following a change in control. We believe these common protections promote our ability to attract and retain management and assure us that our executive officers will continue to be dedicated and available to provide objective advice and counsel notwithstanding the possibility, threat or occurrence of a change in their circumstances or in the control of our Company.

Impact of compensation practices on risk management

The capital deployment element of our cash bonus plan is designed to reward our named executive officers for their efforts in growing our portfolio of hotel properties as quickly as prudently possible. In creating this element of the bonus plan, our senior management team, board of trustees and compensation committee recognized that there is a risk that this element may provide our named executive officers and other employees who participate in the plan with incentives to make acquisitions of hotel properties that may not be in our shareholders’ best interests over the long term, if only to ensure that these officers receive the maximum bonus amounts tied to that element of the plan. We believe, however, that this risk was, and will continue to be, mitigated, if not entirely eliminated, by a number of factors, including:

•

Our investment process results in production of significant amounts of financial and other information about each targeted property, and requires our board of trustees to approve all acquisitions before they are made;

•

The value of the equity owned by our named executive officers, including the time-based and performance-based restricted shares granted to them, more than offsets the maximum amount of cash bonuses that may be paid to them under this component of the cash bonus plan; and

•

The equally-weighted component of the cash bonus plan focusing on the actual Hotel EBITDA generated for the fiscal year as compared to the underwritten levels of Hotel EBITDA for our properties further aligns the interests of our management team with those of our shareholders by providing management with incentives to ensure that the properties acquired are operated by their respective managers in a way that maximizes their operating results.

Tax considerations

Section 162(m) of the Internal Revenue Code may limit the deductibility on our tax return of compensation over $1 million to any of our named executive officers unless, in general, the compensation is paid pursuant to a plan which is performance-related, non-discretionary and has been approved by our shareholders, such as our Equity

Plan. The base salaries and any amounts payable to our named executive officers under our 2010 bonus plan will not qualify under these criteria. We may award non-deductible compensation in certain circumstances as we deem appropriate. Further, because of ambiguities and uncertainties as to the application and interpretation of Section 162(m) and the regulations and rulings issued thereunder, no assurance can be given, notwithstanding our efforts, that compensation intended by us to satisfy the requirements for deductibility under Section 162(m) does or will in fact do so. For 2010, some compensation paid to the named executive officers may not be deductible under Section 162(m).

If Section 162(m) were determined to be applicable to the compensation paid to our named executive officers, our net income would be higher and amounts required to be distributed by us to comply with the REIT qualification requirements and eliminate our U.S. federal income tax liability at the REIT level also would be higher. Our compensation committee’s compensation policy and practices are not directly guided by considerations relating to Section 162(m).

Compensation tables

The following table sets forth the annual base salary and other compensation paid to our named executive officers in 2010. None of our named executive officers received any compensation from us in 2009.

Summary Compensation Table

Name and Principal Position	Salary($)(1)	Bonus($)	Share Awards($)	Non-Equity Incentive Plan Compensation($)	All Other Compensation($)(2)	Total($)
James L. Francis	$551,849	$262,500	$2,190,167	$737,463	$22,065	$3,764,044
President and CEO
Douglas W. Vicari	$374,469	$148,438	$1,455,437	$411,358	$4,815	$2,394,517
EVP, CFO and Treasurer
D. Rick Adams	$255,850	$51,562	$481,865	$144,859	$2,815	$936,951
Senior Vice President and Chief Investment Officer
Graham J. Wootten	$206,291	$43,124	$504,608	$121,156	$2,365	$877,544
Senior Vice President, Chief Accounting Officer and Secretary

(1)	Base salary amounts paid to Mr. Adams for 2010 were pro-rated from the date of completion of our IPO in January 2010 and, for Mr. Wootten, were pro-rated from the date of his hire in February 2010. Messrs. Francis and Vicari did not commence receiving their salaries until March 2010 pursuant to the terms of salary deferral arrangements that we entered into with them in connection with the IPO, and accordingly all base salaries paid to them in 2010 were pro-rated from March 2010.

(2)	Amounts for 2010 reported in this column include (i) $15,000 paid to Mr. Francis pursuant to his employment agreement for reimbursement of certain financial planning services; (ii) matching contributions to the 401(k) accounts of Messrs. Francis, Vicari, Adams and Wootten of $7,000, $4,750, $2,750 and $2,300, respectively; and (iii) life insurance premiums paid by the Company since March 2010.

The following table sets forth the grants of restricted common shares made to each of our named executive officers in fiscal 2010 under our Equity Plan.

Grants of Plan-Based Awards

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)(7)			All Other Stock Awards: Number of Shares of Stock or Units (#)(7)		Grant Date Fair Value of Stock and Option Awards
		Threshold (#)	Target (#)	Maximum (#)	Threshold (#)	Target (#)	Maximum (#)
James L. Francis	01/27/10	$131,250	$525,000	$787,500	13,934	—	23,224	96,935	(3)	$2,190,167	(6)
Douglas W. Vicari	01/27/10	$62,344	$267,188	$445,312	9,088	—	15,146	64,623	(3)	$1,455,437	(6)
D. Rick Adams	01/27/10 02/16/10	$25,781	$103,126	$154,688	—	—	—	25,243	(4)	$481,865	(6)
Graham J. Wootten	02/16/10	$21,563	$86,250	$129,376	—	—	—	25,243	(5)	$504,608	(6)

(1)	Represents amounts payable under our 2010 cash bonus plan. For actual amounts paid to each named executive officer under our 2010 cash bonus plan, see “– Compensation discussion and analysis – Elements of named executive officer compensation – Annual cash bonus” and “– Compensation discussion and analysis – Compensation tables – Summary Compensation Table.”

(2)	Represents performance share awards issued upon completion of the IPO. In accordance with the executive’s award agreement, the number of shares initially granted was increased ratably as a result of the partial exercise by the underwriters of the IPO of their overallotment option in February 2010. These awards will vest upon our achievement of specified performance metrics. The company did not achieve any of the performance goals in 2010, and therefore none of the performance-based awards vested in 2010. See “– Narrative discussion of grants of plan-based awards.”

(3)	Represents common shares issued upon completion of the IPO. In accordance with the executive’s award agreement, the number of shares initially granted was increased ratably as a result of the partial exercise by the underwriters of the IPO of their overallotment option in February 2010. These awards vest ratably in annual installments over a three-year period, which commenced on the closing of the IPO. Accordingly, with respect to Mr. Francis, 32,311 of such shares vested during 2011 and 64,624 of such shares remain subject to vesting, and with respect to Mr. Vicari, 21,541 of such shares vested during 2011 and 43,082 of such shares remain subject to vesting. See “– Narrative discussion of grants of plan-based awards.”

(4)	Represents (i) 22,719 common shares issued upon completion of the IPO, which vest ratably over a three-year period that commenced on the closing of the IPO and (ii) 2,524 common shares issued on February 16, 2010, which vest ratably over a three-year period, which commenced on February 16, 2010. Accordingly, 8,414 of such shares vested during 2011 and 16,829 remain subject to vesting. In accordance with Mr. Adams’ award agreements, the number of shares initially granted were increased ratably as a result of the partial exercise by the underwriters of the IPO of their overallotment option in February 2010. See “– Narrative discussion of grants of plan-based awards.”

(5)	Represents common shares issued to Mr. Wootten in connection with his appointment as an executive officer of the Company. In accordance with Mr. Wootten’s award agreement, the number of shares initially granted was increased ratably as a result of the partial exercise by the underwriters of the IPO of their overallotment option in February 2010. These awards vest ratably over a three-year period, which commenced on February 16, 2010. Accordingly, 8,414 of such shares vested during 2011 and 16,829 remain subject to vesting. See “– Narrative discussion of grants of plan-based awards.”

(6)	Represents the estimated grant date fair value of the common shares and performance share awards.

(7)	On January 31, 2011, the compensation committee issued (i) 70,000, 47,000, 16,000 and 10,000 time-based restricted common shares to Messrs. Francis, Vicari, Adams and Wootten, respectively, which will vest one-half per year beginning on the second anniversary of the completion of our IPO, assuming the executive remains employed by the Company on such anniversary date; and (ii) 15,500 and 10,000 performance-based restricted common shares to Messrs. Francis and Vicari, respectively, of which one-half will be eligible for vesting each year in accordance with the terms set forth below in “—Narrative discussion of grants of plan-based awards” with respect to the performance-based awards issued in 2010. The amounts set forth in this column do not include the grants made on January 31, 2011.

Narrative discussion of grants of plan-based awards

In addition to base salary, annual bonus and non-equity incentive compensation, our named executive officers are entitled to receive long term equity incentive compensation designed to provide additional motivation and retention elements to our compensation structure . Upon completion of the IPO, each of Messrs. Francis, Vicari and Adams was granted a number of restricted common shares subject to time-based or performance-based vesting requirements. On February 16, 2010, Mr. Wootten and Mr. Adams were granted 25,000 and 2,500 timed-based restricted common shares, respectively, reflecting Mr. Wootten’s initial award upon assuming his officer role and an additional award to Mr. Adams reflecting internal pay equity considerations. In accordance with each executive’s award agreement, the number of shares initially granted to each executive was increased ratably as a result of the partial exercise by the underwriters of the IPO of their overallotment option in February 2010. The time-based shares vest one-third per year beginning on the first anniversary of the grant date, assuming the executive remains employed by the Company on such anniversary. Of the performance-based shares, one-third of such shares are eligible for vesting each year, which commenced on December 31, 2010.

The actual number of performance shares that vest in a particular year is determined by our success in attaining or exceeding performance goals linked to relative total shareholder return, or RTSR, measured at year-end for each year of the performance period, by comparing our annual total shareholder return to the total return (on a comparable basis) of the SNL US REIT Hotel Index prepared by SNL Financial LC.

For this purpose, we use the following formula to calculate our total shareholder returns, or TSR, for a given year:

(December 31 closing share price * Adjusted share count) - Closing share price on December 31 of prior year
Annual TSR =
Closing share price on December 31 of prior year

For fiscal 2010, the term “closing share price on December 31 of prior year” was deemed to equal $20.00. The term “adjusted share count” means one share plus the number of shares received in connection with the assumed reinvestment of all dividends paid during the period at the closing price of our common shares on the ex-dividend date for each such dividend.

If the total return for the index is positive for any year, the performance shares will vest only if our TSR for that year equals or exceeds 75% of the total return produced by the index, in which case vesting will occur as follows:

•	If our TSR for the year equals 75% of the total return produced by the index, 60% of the performance shares subject to vesting for that year will vest.

•	If our TSR equals or exceeds the total return produced by the index, 100% of the performance shares subject to vesting for that year will vest.

•	If our TSR is between 75% and 100% of the total return produced by the index, the number of performance shares that will vest for that year will be interpolated ratably between 60% and 100%.

If the total return for the index is negative for any year, performance shares will vest for that year if our TSR exceeds the index’s total return, in which case 100% of the performance shares subject to vesting for that year will vest.

Based on TSR performance for 2010, none of the performance-based shares eligible for vesting in fiscal 2010 vested.

Although the performance goal was not met in fiscal 2010, Messrs. Francis and Vicari may still earn a payout of performance shares for such period, or any other period in which performance goals are not met, if we achieve a level of RTSR over the entire performance period from January 27, 2010 through December 31, 2012 that exceeds specified levels described below. Use of this measure is designed to provide Messrs. Francis and Vicari with a continued incentive and an ability to earn a payout if we perform well in TSR compared to the total return of the index over the entire performance period, yet are unable to attain the RTSR metric in a given year. Our cumulative TSR over the entire performance period for this purpose will be computed as follows:

(December 31, 2012 closing share price * Adjusted share count) - $20.00
Cumulative TSR =
$20.00

If the cumulative total return for the index is positive for the period, the previously unvested performance shares for 2010 or any other year in which performance goals are not met, will vest only if our cumulative TSR equals or exceeds 75% of the cumulative total returns produced by the index for the performance period, in which case vesting will occur as follows:

•	If our cumulative TSR equals 75% of the cumulative total return produced by the index, 60% of the previously unvested performance shares will vest.

•	If our cumulative TSR equals or exceeds the cumulative total return produced by the index, 100% of the previously unvested performance shares will vest.

•

If our cumulative TSR is between 75% and 100% of the cumulative total return produced by the index, the number of previously unvested performance shares that will vest will be interpolated ratably between 60% and 100%.

If the cumulative total return produced by the index is negative for the entire performance period, the previously unvested performance shares will vest if our cumulative TSR exceeds the index’s cumulative total return, in which case 100% of the previously unvested performance shares will vest.

Notwithstanding the vesting requirements discussed above, all long-term equity incentive compensation awards will vest upon the death or disability of the executive officer or, for awards other than share options that are not intended to qualify as performance based awards under Section 162(m) of the Internal Revenue Code, if the executive officer’s employment is terminated by us without cause, or if there is a change in control and the executive officer resigns for good reason or is terminated without cause within 12 months of such change in control.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to outstanding equity awards held by our named executive officers as of December 31, 2010.

Outstanding Equity Awards at Fiscal Year End

Name	Number of Common Shares That Have Not Vested(1)		Market Value of Shares That Have Not Vested	Number of Unearned Shares That Have Not Vested(2)	Market or Payout Value of Unearned Shares That Have Not Vested
James L. Francis	96,935	(3)	$1,823,347	23,224	$436,843
Douglas W. Vicari	64,623	(3)	$1,215,559	15,146	$284,896
D. Rick Adams	25,243	(4)	$474,821	—	$—
Graham J. Wootten	25,243	(5)	$474,821	—	$—

(1)	On January 31, 2011, the compensation committee issued 70,000, 47,000, 16,000 and 10,000 time-based restricted common shares to Messrs. Francis, Vicari, Adams and Wootten, respectively, which will vest one-half per year beginning on the second anniversary of the completion of our IPO, assuming the executive remains employed by the Company on such anniversary date. The amounts set forth in this column do not include the grants made on January 31, 2011.

(2)	On January 31, 2011, the compensation committee issued 15,500 and 10,000 performance-based restricted common shares to Messrs. Francis and Vicari, respectively, of which one-half will be eligible for vesting each year in accordance with the terms set forth above in “—Narrative discussion of grants of plan-based awards” with respect to the performance-based awards issued in 2010. The amounts set forth in this column do not include the grants made on January 31, 2011.

(3)	Represents common shares issued upon completion of the IPO. In accordance with the executive’s award agreement, the number of shares initially granted was increased ratably as a result of the partial exercise by the underwriters of the IPO of their overallotment option in February 2010. These awards vest ratably in annual installments over a three-year period, which commenced on the closing of the IPO. Accordingly, with respect to Mr. Francis, 32,311 of such shares vested during 2011 and 64,624 of such shares remain subject to vesting and with respect to Mr. Vicari, 21,541 of such shares vested during 2011 and 43,082 of such shares remain subject to vesting. See “—Narrative discussion of grants of plan-based awards.”

(4)	Represents (i) 22,719 common shares issued upon completion of the IPO, which vest ratably over a three-year period that commenced on the closing of the IPO and (ii) 2,524 common shares issued on February 16, 2010, which vest ratably over a three-year period, which commenced on February 16, 2010. Accordingly, 8,414 of such shares vested during 2011 and 16,829 remain subject to vesting. In accordance with Mr. Adams’ award agreements, the number of shares initially granted were increased ratably as a result of the partial exercise by the underwriters of the IPO of their overallotment option in February 2010. See “—Narrative discussion of grants of plan-based awards.”

(5)	Represents common shares issued to Mr. Wootten in connection with his appointment as an executive officer of the Company. In accordance with Mr. Wootten’s award agreement, the number of shares initially granted was increased ratably as a result of the partial exercise by the underwriters of the IPO of their overallotment option in February 2010. These awards vest ratably over a three-year period, which commenced on February 16, 2010. Accordingly, 8,414 of such shares vested during 2011 and 16,829 remain subject to vesting. See “—Narrative discussion of grants of plan-based awards.”

Option Exercises and Shares Vested

The company did not grant any share option awards in 2010. Share awards were issued to the named executive officers in 2010, however none of such awards vested in 2010.

Employment agreements

We have entered into employment agreements with Messrs. Francis, Vicari, Adams and Wootten that provide for an annual base salary of $700,000 for Mr. Francis, $475,000 for Mr. Vicari, $275,000 for Mr. Adams, and $230,000 for Mr. Wootten, payable in approximately equal semi-monthly installments. Pursuant to the terms of a salary deferral arrangement, Messrs. Francis and Vicari did not commence receiving their base salaries until March 2010. In addition, the employment agreements provide these individuals with severance benefits if their employment ends under certain circumstances. We believe that the agreements benefit us by helping to retain the executives and by allowing them to focus on their duties without the distraction of the concern for their personal situations in the event of a possible change in control of our Company.

The agreements have an initial term of three years for Messrs. Francis and Vicari and an initial term of two years for Messrs. Adams and Wootten, beginning on January 27, 2010, except with respect to Mr. Wootten, whose employment commenced on February 16, 2010. Thereafter, the term of the agreements will be extended for an additional year on each anniversary of the effective date of the commencement of employment, unless either party gives 90 days’ prior notice that the term will not be extended.

Each of these executives is entitled to receive benefits under the agreements if (1) we terminate the executive’s employment without cause, or (2) if there is a change in control during the term of the agreements and the executive resigns for good reason or is terminated without cause within 12 months following such change in control. Under these scenarios, each of the executives is entitled to receive (1) any accrued but unpaid salary and bonuses (including incentive compensation), (2) reimbursement for any outstanding reasonable business expense, (3) vesting as of the executive’s last day of employment of any unvested options or restricted shares previously issued to the executive, (4) continued life and health insurance as described below, and (5) a severance payment calculated as described below.

If we terminate the executive without cause the severance payment is equal to two times in the case of Messrs. Francis and Vicari, or one times in the case of Messrs. Adams and Wootten, current salary plus two times in the case of Messrs. Francis and Vicari, or one times in the case of Messrs. Adams and Wootten, the greater of (1) the average of all bonuses paid to them during the preceding 36 months (or the period of the executive’s employment if shorter) and (2) the most recent bonus paid to the executive. In addition, the executive is eligible to receive payment of life and health insurance coverage for a period of 24 months for Messrs. Francis and Vicari, and 12 months for Messrs. Adams and Wootten, following such executive’s termination of employment.

If there is a change of control during the term of the agreements and within 12 months following a change in control, we terminate the executive without cause or he resigns for good reason, the severance payment is equal to three times in the case of Messrs. Francis and Vicari, or two times in the case of Messrs. Adams and Wootten, current salary plus three times in the case of Messrs. Francis and Vicari, or two times in the case of Messrs. Adams and Wootten, the greater of (1) the average of all bonuses paid to the executive during the preceding 36 months (or the period of the executive’s employment if shorter) and (2) the most recent bonus paid to the executive. In addition, in the event of a termination or resignation following a change in control as described above, the executive will be eligible to receive payment of life and health insurance coverage for a period of 36 months for Messrs. Francis and Vicari, and 24 months for Messrs. Adams and Wootten, following termination of employment, and payments to compensate the executive for additional taxes, if any, imposed under Section 4999 of the Internal Revenue Code for receipt of excess parachute payments.

In addition, the employment agreements for Messrs. Francis and Vicari provide up to $10,000 annually for a comprehensive physical and medical examination and up to $15,000 annually for financial planning services. These benefits will not continue beyond termination of the agreements.

The employment agreements contain customary non-competition and non-solicitation covenants that apply during the term and for one year after the term of each executive’s employment with our Company.

The following table indicates the cash amounts, accelerated vesting and other payments and benefits that the named executive officers would be entitled to receive under various circumstances pursuant to the terms of the Equity Plan, the grant agreements made under the Equity Plan and their respective employment agreements. The table assumes that termination of the named executive officer from the Company under the scenario shown occurred on December 31, 2010.

	Cash Severance Payment	Life/Health Insurance Benefits(4)	Acceleration of Equity Awards(5)	Excise Tax Gross-Up	Total Termination Benefits
James L. Francis(1)(2)
Involuntary termination without cause(3)	$3,399,926	$37,312	$2,260,190	—	$5,697,428
Voluntary termination or involuntary termination with cause	—	—	—	—	—
Involuntary or good reason termination in connection with change in control(3)	$5,099,889	$55,968	$2,260,190	$2,786,430	$10,202,477
Death or disability	—	—	$2,260,190	—	$2,260,190
Douglas W. Vicari(1)(2)(6)
Involuntary termination without cause(3)	$2,069,592	$156	$1,500,455	—	$3,570,203
Voluntary termination or involuntary termination with cause	—	—	—	—	—
Involuntary or good reason termination in connection with change in control(3)	$3,104,388	$234	$1,500,455	$1,813,403	$6,418,480
Death or disability	—	—	$1,500,455	—	$1,500,455
D. Rick Adams(1)(2)
Involuntary termination without cause(3)	$471,421	$18,656	$474,821	—	$964,898
Voluntary termination or involuntary termination with cause	—	—	—	—	—
Involuntary or good reason termination in connection with change in control(3)	$942,842	$37,312	$474,821	$408,891	$1,863,866
Death or disability	—	—	$474,821	—	$474,821
Graham J. Wootten(1)(2)
Involuntary termination without cause(3)	$394,280	$6,643	$474,821	—	$875,744
Voluntary termination or involuntary termination with cause	—	—	—	—	—
Involuntary or good reason termination in connection with change in control(3)	$788,560	$13,286	$474,821	—	$1,276,667
Death or disability	—	—	$474,821	—	$474,421

(1)	The amounts shown in this table do not include accrued salary, earned but unpaid bonuses or reimbursement of reasonable business expenses. Those amounts are payable to the executive officer upon any termination of his employment, including an involuntary termination with cause and a resignation without good reason.

(2)	A termination of this executive officer’s employment due to death or disability entitles this executive officer to benefits under our life insurance and disability insurance plans. In addition, restricted common shares immediately vest upon this executive officer’s termination of employment due to death or disability.

(3)	Amounts in this row are calculated in accordance with provisions of the applicable employment agreement as disclosed above.

(4)	The amounts shown in this column are estimates of the cash payments to be made under the applicable employment agreement based on the annual premiums to be paid by the Company for health care and life insurance benefits expected to be provided to each executive officer.

(5)	For purposes of this table, the market value per restricted common share is assumed to be $18.81, the closing market price per common share at the end of the last completed fiscal year, December 31, 2010.

(6)	Mr. Vicari does not participate in the Company’s health insurance plan.

Non-Officer Trustee compensation

We have approved and implemented a compensation program for our non-officer trustees that consists of annual retainer fees and long-term equity awards.

For fiscal 2010, we paid our non-officer trustees an annual retainer fee of $50,000, payable quarterly. In addition, our audit committee chairman was paid an additional annual retainer of $15,000, our compensation committee chairman was paid an additional annual retainer of $10,000 and our nominating and corporate governance committee chairman was paid an additional annual retainer of $7,500, in each case payable quarterly in cash. Mr. Natelli, who serves as non-executive chairman of our board, was paid an additional annual retainer of $20,000. Although we reimburse our trustees for reasonable out-of-pocket expenses incurred in connection with performance of their duties as trustees, including, without limitation, travel expenses in connection with their attendance at board and committee meetings, we do not pay any trustee a separate fee for meetings attended. Furthermore, trustees do not receive any perquisites. Effective with the board meeting following our 2011 annual shareholders’ meeting until the 2012 annual meeting, the annual retainer fee will be increased to $60,000, payable quarterly. The additional fees payable to our non-executive chairman, as well as those payable to the various chairman of our board committees, will remain the same for the period from the 2011 annual meeting until the 2012 annual meeting.

Our non-officer trustees may elect to receive their annual retainers and chair committee fees in whole or in part in the form of cash or immediately vested common shares based on the closing market price of our common shares on the grant date.

Upon completion of the IPO, we granted each of our non-officer trustees 1,000 common shares, except that Mr. Natelli received a grant of 1,500 common shares in recognition of his expanded responsibilities as our non-executive chairman. These shares were immediately vested. In connection with our 2011 annual meeting of shareholders and each subsequent annual meeting, each of our non-officer trustees will receive an additional grant of 1,000 restricted common shares, except that Mr. Natelli will receive 1,500 restricted common shares. Vesting for these grants will occur on the date of the next annual meeting, with acceleration upon termination due to death, disability or involuntary termination of service as a result of a change in control. Dividends will be paid on the unvested restricted shares when declared and paid on our common shares generally.

The table below reflects the pro rata amount of the share awards and retainer fees paid to our non-officer trustees in 2010 beginning on January 27, 2010, the date of completion of our IPO:

Summary of Non-Executive Trustee 2010 Compensation (in dollars)

Name	Fees Earned or Paid in Cash	Share Awards(1)		Total
Thomas A. Natelli	$65,126	$28,485		$93,611
Thomas D. Eckert	$60,474	$18,990		$79,464
John W. Hill	$27,911	$46,901	(2)	$74,812
George F. McKenzie	$53,496	$18,990		$72,486
Jeffrey D. Nuechterlein	$46,518	$18,990		$65,508

(1)	All share awards were granted pursuant to our Equity Plan. Except with respect to Mr. Hill, who elected to receive half of his annual retainer fee in the form of unrestricted common shares, all share awards were made upon completion of the IPO. The amounts in this column reflect the estimated grant date fair value of the common share awards.

(2)	In addition to receiving 1,000 common shares upon completion of the IPO, Mr. Hill elected to receive half of his annual trustee retainer fees in the form of cash and half in the form of common shares valued at a per share price equal to the closing price of our common shares on the NYSE on the last day of the applicable fiscal quarter.

Compensation committee interlocks and insider participation

As noted above, the compensation committee consists of Messrs. Hill, Natelli and Eckert. None of the members of the compensation committee is or has been one of our employees or officers. None of our executive officers currently serves, or during the past fiscal year has served, as a member of the board of directors or compensation committee of another entity that has one or more executive officers serving on our board of trustees or compensation committee.

Compensation committee report

The compensation committee has met with the Company’s management to review and discuss the preceding Compensation Discussion and Analysis. Based on such review and discussion, the compensation committee approved the Compensation Discussion and Analysis and authorized it to be included in this Annual Report on Form 10-K for the 2010 fiscal year.

Submitted by the Compensation Committee of the Board of Trustees

John W. Hill

Thomas A. Natelli

Thomas D. Eckert

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Principal Shareholders

The following table sets forth certain information, as of the filing, regarding the ownership of each class of our shares by:

•	each of our trustees;

•	each of our named executive officers;

•	each holder of 5% or more of each class of our shares; and

•	all of our trustees and executive officers as a group.

In accordance with SEC rules, each listed person’s beneficial ownership includes:

•	all shares the investor actually owns beneficially or of record;

•	all shares over which the investor has or shares voting or dispositive control (such as in the capacity as a general partner of an investment fund); and

•	all shares the investor has the right to acquire within 60 days (such as restricted common shares that are currently vested or which are scheduled to vest within 60 days).

Unless otherwise indicated, the address of each named person is c/o Chesapeake Lodging Trust, 1997 Annapolis Exchange Parkway, Suite 410, Annapolis, MD 21401. Except as indicated in the footnotes to the table, no shares beneficially owned by any executive officer or trustee have been pledged as security.

Beneficial Owner	Shares Owned(1)	Percentage
James L. Francis	278,348	1.50%
Douglas W. Vicari	176,769	*
D. Rick Adams	40,213	*
Graham J. Wootten	35,243	*
Thomas A. Natelli	66,500	*
Thomas D. Eckert	26,000	*
John W. Hill	2,609	*
George F. McKenzie(2)	3,000	*
Jeffrey D. Nuechterlein	3,000	*
FMR LLC(3)	2,493,632	13.40%
BAMCO, Inc.(4)	1,682,612	9.04%
The Vanguard Group, Inc.(5)	1,577,209	8.48%
Porter Orlin LLC(6)	1,455,839	7.80%
All trustees and executive officers as a group (9 persons)	631,682	3.39%

*	Represents less than 1% of the common shares outstanding as of the date of filing.
(1)	Inclusive of restricted common shares granted to our named executive officers on January 31, 2011.
(2)	2,000 of the shares reported here are held by Mr. McKenzie’s wife in a margin account and may be pledged as security for margin debt.
(3)	On February 14, 2011, FMR LLC filed an amended Schedule 13G to report beneficial ownership of 2,493,632 common shares, constituting approximately 13.40% of our outstanding common shares. The common shares are held in the accounts of various registered and unregistered investment companies and managed accounts over which FMR LLC exercises investment discretion. The address for FMR LLC is 82 Devonshire Street, Boston, MA 02109.
(4)

On February 14, 2011, BAMCO, Inc. and certain of its affiliates filed a Schedule 13G to report beneficial ownership of 1,682,612 common shares, or approximately 9.04% of our outstanding common shares. The common shares held by BAMCO,

Inc. are held on behalf of certain of its investment advisory clients. Ronald Baron is the indirect controlling shareholder of BAMCO, Inc. and may be deemed to share with BAMCO, Inc. voting and dispositive power over such shares. Mr. Baron disclaims beneficial ownership of such shares held by BAMCO, Inc. (or the investment advisory clients thereof) to the extent such shares are held by persons other than Mr. Baron. BAMCO, Inc. disclaims beneficial ownership of shares held by its investment advisory clients to the extent such shares are held by persons other than BAMCO, Inc. and its affiliates. The address for BAMCO, Inc., certain of its investment advisory clients and Mr. Baron is c/o Baron Capital Group, Inc., 767 Fifth Avenue, New York, NY 10153.

(5)	On February 10, 2011, The Vanguard Group, Inc. filed a Schedule 13G to report beneficial ownership of 1,577,209 common shares, constituting 8.48% of our outstanding common shares. The address for The Vanguard Group, Inc. is 100 Vanguard Blvd., Malvern, PA 19355.
(6)

On February 14, 2011, Porter Orlin LLC filed an amended Schedule 13G to report beneficial ownership of 1,455,839 common shares, or approximately 7.80% of our outstanding common shares. The common shares are held in the accounts of unregistered investment companies and managed accounts over which Porter Orlin LLC and its affiliates exercise investment discretion. Our board of trustees has granted Porter Orlin LLC a waiver from the common share ownership limit of our declaration of trust that permits Porter Orlin LLC to beneficially own up to 11.33% of our outstanding common shares. The address for Porter Orlin LLC is 666 Fifth Avenue, 34th Floor, New York, NY 10103.

Equity plan information

We have adopted an Equity Plan, which provides for the issuance of equity-based awards, including share options, share appreciation rights (SARs), restricted shares, share units, unrestricted share awards and other awards based on our common shares that may be made by us to our trustees and officers and to our advisors and consultants who are providing services to us as of the date of the grant.

The following table summarizes information, as of December 31, 2010, relating to the Equity Plan pursuant to which grants of options, restricted shares, restricted units or other rights to acquire shares may be granted from time to time.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(2)
Equity compensation plans approved by security holders(1)	—	—	197,134
Equity compensation plans not approved by security holders	—	—	—

Total	—	—	197,134

(1)	The Equity Plan was approved by Messrs. Francis and Vicari prior to the completion of the Company’s IPO, at such time when Messrs. Francis and Vicari were the sole shareholders and trustees of the Company.

(2)	On January 31, 2011, the compensation committee issued (i) 70,000, 47,000, 16,000 and 10,000 time-based restricted common shares to Messrs. Francis, Vicari, Adams and Wootten, respectively, which will vest one-half per year beginning on the second anniversary of the completion of our IPO, assuming the executive remains employed by the Company on such anniversary date; (ii) 15,500 and 10,000 performance-based restricted common shares to Messrs. Francis and Vicari, respectively, of which one-half will be eligible for vesting each year in accordance with the terms set forth above with respect to the performance-based awards issued in 2010; and (iii) 13,000 time-based restricted common shares to certain other employees of the Company, with such shares to vest one-half per year beginning on the second anniversary of the completion of our IPO, assuming the employee remains employed by the Company on such anniversary date. Accordingly, as of the date of filing, 15,634 common shares are reserved for issuance under the Equity Plan.

The material features of the Equity Plan are summarized below.

General. We have reserved 454,657 common shares for issuance under the Equity Plan. As of December 31, 2010, we have granted (1) 250,414 restricted common shares to our executive officers, which consisted of 212,044 time-based common shares and 38,370 performance-based common shares, and (2) 7,109 unrestricted common shares to our non-employee trustees, which vested immediately. As of December 31, 2010, subject to increases resulting from the forfeiture of currently outstanding awards, 197,134 common shares are reserved and available for future issuances under the Equity Plan. Any shares that may be issued under the Equity Plan to any person pursuant to an award are counted against this limit as one share for every one share granted. The maximum number of shares that may be issued to any person in one calendar year as options or SARs is 350,000, and the maximum number of shares that can be issued to any person in one calendar year, other than in the form of options, SARs, time-vested restricted shares or share units that are not performance-based, is 350,000. The maximum amount that may be earned as an annual incentive award or other cash award in any fiscal year by any one person is $5,000,000 and the maximum amount that may be earned as a performance award or other cash award in respect of a performance period by any one person is $15,000,000.

Purposes. The purposes of the Equity Plan are to enable us to attract and retain highly qualified trustees and officers and to enable us to provide incentives to our personnel and other parties who contribute to our success in a manner linked directly to increases in shareholder value.

Administration. The Equity Plan is administered by the compensation committee. Subject to the terms of the Equity Plan, the compensation committee, or its delegates pursuant to the Equity Plan, may select participants to receive awards, determine the types of awards and terms and conditions of awards and interpret provisions of the Equity Plan.

Source of shares. The common shares issued or to be issued under the Equity Plan consist of authorized but unissued shares. If any shares covered by an award are not purchased or are forfeited, if an award is settled in cash or if an award otherwise terminates without delivery of any shares, then the number of common shares counted against the aggregate number of shares available under the Equity Plan with respect to the award will, to the extent of any such forfeiture or termination, again be available for making awards under the Equity Plan as one share.

Eligibility. Awards may be made under the Equity Plan to our or our affiliates’ trustees, directors and officers providing services to us, or our affiliates, and to any other individual whose participation in the Equity Plan is determined to be in our best interests by our board.

Amendment or termination of the Equity Plan. While the compensation committee may terminate or amend the Equity Plan at any time, no amendment may adversely impair the rights of grantees with respect to outstanding awards. In addition, an amendment will be contingent on approval of our shareholders to the extent required by law or if the amendment would materially increase the benefits accruing to participants under the Equity Plan, materially increase the aggregate number of shares that may be issued under the Equity Plan, or materially modify the requirements as to eligibility for participation in the Equity Plan. Unless terminated earlier, the Equity Plan will terminate in 2020, but will continue to govern unexpired awards.

Options. The Equity Plan permits the granting of options to purchase common shares intended to qualify as “incentive stock options” under the Internal Revenue Code, referred to as incentive share options, and options that do not qualify as incentive share options, referred to as non-qualified share options. Incentive share options will only be granted to our employees and employees of our subsidiaries.

The exercise price of each option may not be less than 100% of the fair market value of our common shares on the date of grant as determined pursuant to the Equity Plan. If we were to grant incentive share options to any 10% shareholder, the exercise price may not be less than 110% of the fair market value of our common shares on the date of grant. We may grant options in substitution for options held by employees of companies that we may acquire. In this case, the exercise price would be adjusted to preserve the economic value of the employee’s share option from his or her former employer. Such options granted in substitution shall not count against the shares available for issuance under the Equity Plan.

The term of each option may not exceed ten years from the date of grant; the term of each option that is intended to qualify as an incentive share option and that is granted to any 10% shareholder may not exceed five years from the date of grant. The compensation committee will determine at what time or times each option may be exercised and the period of time, if any, after retirement, death, disability or termination of employment during which options may be exercised. Options may be made exercisable in installments. The exercisability of options may be accelerated by the compensation committee or our board. The exercise price of an option may not be amended or modified after the grant of the option, and an option may not be surrendered in consideration of or exchanged for a grant of a new option having an exercise price below that of the option which was surrendered or exchanged.

In general, an optionee may pay the exercise price of an option by cash, certified check or by tendering our common shares.

Options granted under the Equity Plan may not be sold, transferred, pledged or assigned other than by will or under applicable laws of descent and distribution. However, we may permit limited transfers of non-qualified options for the benefit of immediate family members of grantees to help with estate planning concerns.

Other awards. The following may also be awarded under the Equity Plan:

•	common shares subject to vesting restrictions, which are common shares issued at no cost or for a purchase price;

•	share units, which are the conditional right to receive a common share or cash in the future, subject to restrictions, including vesting restrictions;

•	unrestricted common shares, which are common shares issued at no cost or for a purchase price which are free from any restrictions under the Equity Plan;

•	dividend equivalent rights entitling the grantee to receive credits for dividends that would be paid if the grantee had held a specified number of common shares;

•

a right to receive a number of shares or an amount in cash or a combination of shares and cash, based on the increase in the fair market value of the shares underlying the right during a specified period; and

•

performance-based and non-performance-based incentive awards, ultimately payable in shares or cash or a combination thereof, which may be multi-year and/or annual incentive awards subject to achievement of specified performance goals tied to business criteria described below.

Business criteria. In establishing performance goals for awards intended to comply with Section 162(m) of the Internal Revenue Code to be granted to covered officers, we will use one or more of the following business criteria as selected by the compensation committee:

•	total shareholder return;

•

total shareholder return as compared to total return (on a comparable basis) of a publicly available index, such as, but not limited to, the Standard & Poor’s 500 Stock Index or the SNL U.S. REIT Hotel Index prepared by SNL Financial LC;

•	net income;

•	pretax earnings;

•	earnings before interest expense and taxes;

•	earnings before interest expense, taxes, depreciation and amortization;

•	pretax operating earnings after interest expense and before bonuses, service fees and extraordinary or special items;

•	operating margin;

•	earnings per share;

•	return on equity;

•	return on assets;

•	return on capital;

•	return on investment;

•	operating earnings;

•	working capital;

•	ratio of debt to shareholders’ equity;

•	revenue;

•	book value;

•	FFO or FFO per share;

•	cash available for distribution, or CAD, per share;

•	cash flow;

•	economic value-added models or equivalent metrics; or

•	reductions in costs.

Adjustments for share dividends and similar events. We will make appropriate adjustments in outstanding awards and the number of shares available for issuance under the Equity Plan, including the individual limitations on awards, to reflect share dividends, share splits, spin-offs and other similar events.

Extraordinary vesting events. If we experience a Corporate Transaction (as defined below), the compensation committee will have full authority to determine the effect, if any, on the vesting, exercisability, settlement, payment or lapse of restrictions applicable to an award. The effect of a Corporate Transaction may be specified in a participant’s award agreement or determined at a subsequent time, including, without limitation, the substitution of new awards, the termination or the adjustment of outstanding awards, the acceleration of awards or the removal of restrictions on outstanding awards. A “Corporate Transaction” under the Equity Plan means (1) our dissolution or liquidation; (2) our merger, consolidation or reorganization with one or more other entities in which we are not the surviving entity; (3) a sale of substantially all of our assets to another person or entity; or (4) any transaction (including without limitation a merger or reorganization in which we are the surviving entity) which results in any person or entity (other than already existing shareholders or affiliates) owning 50% or more of the combined voting power of all classes of our shares of beneficial interest.

Item 13.	Certain Relationships and Related Transactions, and Trustee Independence

Purchases of common shares by certain executive officers and trustees

Concurrently with the IPO, in a separate private placement, we sold an aggregate of 150,000 common shares to our non-executive chairman and certain executive officers at $20.00 per share.

Loans from certain executive officers and trustees

Messrs. Francis and Vicari loaned the Company an aggregate of $249,000 to fund our formation and the costs related to the IPO. The loans were structured as demand notes and accrued interest at the Federal Short Term

Rate as announced by the Internal Revenue Service. Immediately following the closing of the IPO and concurrent private placements, we used approximately $250,000 of the net proceeds to repay these loans to Messrs. Francis and Vicari, and to repurchase the shares acquired by them in connection with our initial capitalization for $1,000.

Conflict of interest policy

We have adopted policies to reduce potential conflicts of interest. A “conflict of interest” occurs when a trustee’s, officer’s or employee’s personal interest interferes with our interest. Generally, our policies provide that any transaction, agreement or relationship in which any of our trustees, officers or employees has an interest must be approved by our audit committee or a majority of our disinterested trustees. However, we cannot assure you that these policies will be successful in eliminating the influence of these conflicts. See “Risk factors—Risks related to our business and properties.”

Applicable Maryland law provides that a contract or other transaction between a Maryland real estate investment trust and any of that entity’s trustees or any other entity in which that trustee is also a trustee or director or has a material financial interest is not void or voidable solely on the grounds of the common board membership or interest, the fact that the trustee was present at the meeting at which the contract or transaction is approved or the fact that the trustee’s vote was counted in favor of the contract or transaction, if:

•

the fact of the common board membership or interest is disclosed to the board or a committee of the board, and the board or that committee authorizes the contract or transaction by the affirmative vote of a majority of the disinterested members, even if the disinterested members constitute less than a quorum;

•

the fact of the common board membership or interest is disclosed to shareholders entitled to vote on the contract or transaction, and the contract or transaction is approved by a majority of the votes cast by the shareholders entitled to vote on the matter, other than votes of shares owned of record or beneficially by the interested director, corporation, firm or other entity; or

•	the contract or transaction is fair and reasonable to the trust.

Our declaration of trust specifically adopts these provisions of Maryland law.

Trustee Independence

Our board of trustees consists of seven trustees, each of which is identified above. Aside from Messrs. Francis and Vicari, each of our trustees is independent, as defined by the NYSE listing standards. Our board of trustees has three committees, the principal functions of which are briefly described above. Each of these committees is comprised entirely of independent trustees.

Item 14.	Principal Accounting Fees and Services

The following table sets forth the aggregate fees paid or accrued for professional services rendered by Ernst & Young LLP for the audit of our annual financial statements and related matters in respect of acquired hotels for fiscal 2010 and 2009 and the aggregate fees paid or accrued for audit-related services and all other services rendered by Ernst & Young LLP for fiscal 2010 and 2009.

	Fiscal Year 2010	Fiscal Year 2009
Audit Fees	$254,039	$30,000
Audit-Related Fees	297,799	—
Tax Fees	2,750	—
All Other Fees	—	—

Total	$554,588	$30,000

Audit Fees

“Audit Fees” consist of fees and expenses billed for professional services rendered for the audit of the financial statements and services that are normally provided by Ernst & Young LLP in connection with statutory and regulatory filings or engagements. Audit Fees include fees for professional services rendered in connection with quarterly and annual financial statements and fees and expenses related to the issuance of consents and comfort letters by Ernst & Young LLP related to our filings with the SEC.

Audit-Related Fees

“Audit-Related Fees” consist of fees and expenses for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements that are not “Audit Fees,” including fees for the audits of the Company’s acquired hotels.

Tax Fees

“Tax Fees” consist of fees and related expenses billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance and tax planning and structuring.

All Other Fees

“All Other Fees” consist of fees and expenses for products and services that are not “Audit Fees,” “Audit-Related Fees” or “Tax Fees.”

Pre-Approval Policy

The audit committee has adopted a policy for the pre-approval of services provided by the independent registered public accounting firm. Under the policy, particular services or categories of services have been pre-approved, subject to a specific budget. At least annually, the audit committee is required to review and approve the list of pre-approved services and the threshold estimates of cost of performance of each. Ernst & Young LLP, the Company’s independent registered public accounting firm, is required to provide detailed information regarding any services to be performed and an estimate of the costs of performance before commencing any work. Under its pre-approval policy, the audit committee has delegated pre-approval authority for audit related or non-audit services not exceeding $100,000 to Mr. Eckert, one of its members. In determining whether a service may be provided pursuant to the pre-approval policy, consideration is given to whether the proposed service would impair the independence of Ernst & Young LLP or any other independent registered public accounting firm providing audit services to the Company from time to time.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.	Financial Statements

Included herein at pages F-1 through F-16.

2.	Financial Statement Schedules

The following financial statement schedule is included herein at page F-17:

Schedule III—Real Estate and Accumulated Depreciation

All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted.

3.	Exhibits

The following exhibits are filed as part of this Form 10-K:

Exhibit Number	Description of Exhibit

3.1+	Articles of Amendment and Restatement of Declaration of Trust of Registrant

3.2+	Amended and Restated Bylaws of Registrant

10.1++	Employment Agreement between Registrant and James L. Francis*

10.2++	Employment Agreement between Registrant and Douglas W. Vicari*

10.3++	Employment Agreement between Registrant and D. Rick Adams*

10.4	Employment Agreement between Registrant and Graham J. Wootten (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 22, 2010)*

10.5+	Form of Restricted Share Award Agreement for Executive Officers*

10.6+	Form of Restricted Share Agreement for Trustees*

10.7+	Form of Indemnification Agreement between Registrant and its Trustees and Executive Officers

10.8	Limited Partnership Agreement of Chesapeake Lodging, L.P. (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-11 filed on October 5, 2010)

10.9	Sourcing Agreement dated September 28, 2009 between Hyatt Corporation and Registrant (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Registrant’s IPO Registration Statement on Form S-11 filed on November 6, 2009)

10.10+	Share Purchase Agreement dated September 28, 2009 between Hyatt Corporation and Registrant

10.11	Registration Rights Agreement between Hyatt Corporation and Registrant (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on January 28, 2010)

10.12+	Share Purchase Agreement dated November 4, 2009 between BAMCO, Inc. and Registrant

10.13	Registration Rights Agreement between BAMCO, Inc. and Registrant (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on January 28, 2010)

10.14	Share Purchase Agreement dated as of December 4, 2009 among James L. Francis, Douglas W. Vicari, Thomas A. Natelli, Natelli Capital, LLC, TN Investments, LLC, Natelli Communications LP and Registrant (incorporated by reference to Exhibit 10.14 to Amendment No. 3 to the Registrant’s IPO Registration Statement on Form S-11 filed on December 7, 2009)

10.15	Chesapeake Lodging Trust Equity Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 filed on January 27, 2010)

10.16	Purchase and Sale Agreement by and between Boston Hotel Company L.L.C. and Chesapeake Lodging, L.P., dated as of March 18, 2010 (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2010)

10.17	Purchase and Sale Agreement by and between Kalpana LLC and Chesapeake Lodging, L.P., dated as of April 14, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2010)

10.17.1	First Amendment to the Purchase and Sale Agreement by and between Kalpana, LLC and Chesapeake Lodging, L.P., dated as of May 4, 2010 (incorporated by reference to Exhibit 10.1.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2010)

10.17.2	Second Amendment to the Purchase and Sale Agreement by and between Kalpana, LLC and Chesapeake Lodging, L.P., dated as of May 17, 2010 (incorporated by reference to Exhibit 10.1.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2010)

10.18	Purchase and Sale Agreement by and between 535 Grand Avenue, LLC and Chesapeake Lodging, L.P., dated as of April 14, 2010 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2010)

10.18.1	First Amendment to Purchase and Sale Agreement by and between 535 Grand Avenue, LLC and Chesapeake Lodging, L.P., dated as of May 4, 2010 (incorporated by reference to Exhibit 10.2.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2010)

10.19	Purchase and Sale Agreement by and between Mantra, LLC and Chesapeake Lodging, L.P, dated as of April 14, 2010 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2010)

10.19.1	First Amendment to Purchase and Sale Agreement by and between Mantra, LLC and Chesapeake Lodging, L.P, dated as of May 4, 2010 (incorporated by reference to Exhibit 10.3.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2010)

10.19.2	Second Amendment to Purchase and Sale Agreement by and between Mantra, LLC and Chesapeake Lodging, L.P., dated as of July 19, 2010 (incorporated by reference to Exhibit 10.3.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2010)

10.20	Purchase and Sale Agreement by and between CR/TP Newton Hotel LLC and Chesapeake Lodging, L.P., dated as of June 30, 2010 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2010)

10.21†	Purchase and Sale Agreement by and between AEW SBCO Seattle, LLC and CHSP Seattle LLC, dated as of November 2, 2010

10.22†	Purchase and Sale Agreement by and between HEI San Francisco LLC and CHSP San Francisco LLC, dated as of December 7, 2010

10.23†	Loan Agreement, dated December 15, 2010, by and among CHSP San Francisco LLC, as borrower, the financial institutions party thereto and their assignees under section 13.6, as lenders and Wells Fargo Bank, N.A., as administrative agent

10.24†	Amended and Restated Credit Agreement, dated January 21, 2011, by and among Chesapeake Lodging, L.P., as borrower, the financial institutions party thereto and their assignees under section 13.6, as lenders and Wells Fargo Bank, N.A., as administrative agent

10.25†	Non-officer Trustee Compensation Policy*

21.1†	List of Subsidiaries of Registrant

23.1†	Consent of Ernst & Young LLP

31.1†	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer

31.2†	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President, Chief Financial Officer and Treasurer

32.1†	Section 1350 Certification of President and Chief Executive Officer

32.2†	Section 1350 Certification of Executive Vice President, Chief Financial Officer and Treasurer

†	Filed herewith

+	Incorporated by reference to the same-numbered exhibit to Amendment No. 2 to the Registrant’s IPO Registration Statement on Form S-11 filed on November 24, 2009

++	Incorporated by reference to the same-numbered exhibit to the Registrant’s Current Report on Form 8-K filed on January 28, 2010

*	Denotes management or trustee compensation plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHESAPEAKE LODGING TRUST

Date: February 16, 2011	By:	/S/ DOUGLAS W. VICARI
Douglas W. Vicari Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/S/ GRAHAM J. WOOTTEN
Graham J. Wootten Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ THOMAS A. NATELLI Thomas A. Natelli	Chairman of the Board of Trustees	February 16, 2011

/S/ JAMES L. FRANCIS James L. Francis	President, Chief Executive Officer and Trustee (Principal Executive Officer)	February 16, 2011

/S/ DOUGLAS W. VICARI Douglas W. Vicari	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 16, 2011

/S/ THOMAS D. ECKERT Thomas D. Eckert	Trustee	February 16, 2011

/S/ GEORGE F. MCKENZIE George F. McKenzie	Trustee	February 16, 2011

/S/ JOHN W. HILL John W. Hill	Trustee	February 16, 2011

/S/ JEFFREY D. NUECHTERLEIN Jeffrey D. Nuechterlein	Trustee	February 16, 2011

CHESAPEAKE LODGING TRUST

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders of Chesapeake Lodging Trust:

We have audited the accompanying consolidated balance sheets of Chesapeake Lodging Trust as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Chesapeake Lodging Trust at December 31, 2010 and 2009, and the results of its operations and its cash flows for the year ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

February 16, 2011

McLean, Virginia

CHESAPEAKE LODGING TRUST

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2010	2009
ASSETS
Property and equipment, net	$364,940	$—
Intangible asset, net of accumulated amortization of $411	35,694	—
Cash and cash equivalents	10,551	23
Restricted cash	2,588	—
Accounts receivable, net of allowance for doubtful accounts of $69	4,186	—
Prepaid expenses and other assets	4,606	412
Deferred financing costs, net of accumulated amortization of $641	2,743	—

Total assets	$425,308	$435

LIABILITIES AND SHAREHOLDERS’ EQUITY
Long-term debt	$105,000	$—
Accounts payable and accrued expenses	11,373	185
Dividends payable	3,679	—
Related-party loan	—	249

Total liabilities	120,052	434

Commitments and contingencies (Note 11)

Preferred shares, $.01 par value; 100,000,000 shares authorized; no shares issued and outstanding, respectively	—	—
Common shares, $.01 par value; 400,000,000 shares authorized; 18,435,670 shares and 100,000 shares issued and outstanding, respectively	184	1
Additional paid-in capital	311,303	—
Cumulative dividends in excess of net income	(6,231)	—

Total shareholders’ equity	305,256	1

Total liabilities and shareholders’ equity	$425,308	$435

The accompanying notes are an integral part of these financial statements.

CHESAPEAKE LODGING TRUST

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data)

Year Ended December 31, 2010
REVENUE
Rooms	$38,530
Food and beverage	13,758
Other	1,906

Total revenue	54,194

EXPENSES
Hotel operating expenses:
Rooms	9,104
Food and beverage	9,414
Other direct	1,053
Indirect	17,770

Total hotel operating expenses	37,341
Depreciation and amortization	4,793
Intangible asset amortization	411
Corporate general and administrative:
Share-based compensation	1,689
Hotel property acquisition costs	3,597
Other	5,396

Total operating expenses	53,227

Operating income	967

Interest income	120
Interest expense	(2,344)

Loss before income taxes	(1,257)

Income tax benefit	583

Net loss	$(674)

Net loss available per common share—basic and diluted	$(0.07)

The accompanying notes are an integral part of these financial statements.

CHESAPEAKE LODGING TRUST

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

	Common Shares		Additional Paid-In Capital	Cumulative Dividends in Excess of Net Income	Total
	Shares	Amount
Balances at December 31, 2009	100,000	$1	$—	$—	$1
Sale of common shares, net of underwriting fees and offering costs	18,178,147	182	309,616	—	309,798
Repurchase of common shares	(100,000)	(1)	—	—	(1)
Issuance of restricted common shares	250,414	2	(2)	—	—
Issuance of unrestricted common shares	7,109	—	133	—	133
Amortization of deferred compensation	—	—	1,556	—	1,556
Declaration of dividends on common shares	—	—	—	(5,557)	(5,557)
Net loss	—	—	—	(674)	(674)

Balances at December 31, 2010	18,435,670	$184	$311,303	$(6,231)	$305,256

The accompanying notes are an integral part of these financial statements.

CHESAPEAKE LODGING TRUST

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

Year Ended December 31, 2010
Cash flows from operating activities:
Net loss	$(674)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,793
Intangible asset amortization	411
Deferred financing costs amortization	641
Share-based compensation	1,689
Changes in assets and liabilities:
Accounts receivable, net	(1,531)
Prepaid expenses and other assets	(909)
Accounts payable and accrued expenses	7,779

Net cash provided by operating activities	12,199

Cash flows from investing activities:
Acquisition of hotel properties, net of cash acquired	(404,197)
Deposit on hotel property acquisition	(2,000)
Improvements and additions to hotel properties	(2,414)
Change in restricted cash	(2,588)

Net cash used in investing activities	(411,199)

Cash flows from financing activities:
Proceeds from sale of common shares, net of underwriting fees	312,158
Payment of offering costs related to sale of common shares	(2,134)
Net borrowing from revolving credit facility	45,000
Proceeds from term loan	60,000
Payment of deferred financing costs	(3,384)
Payment of dividends to common shareholders	(1,862)
Repurchase of common shares	(1)
Repayment of related-party loans	(249)

Net cash provided by financing activities	409,528

Net increase in cash	10,528
Cash and cash equivalents, beginning of period	23

Cash and cash equivalents, end of period	$10,551

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,269
Cash paid for income taxes	98

The accompanying notes are an integral part of these financial statements.

CHESAPEAKE LODGING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

Chesapeake Lodging Trust (the “Company”) is a self-advised real estate investment trust (“REIT”) that was organized in the state of Maryland on June 12, 2009. The Company is focused on investments primarily in upper-upscale hotel properties in major business and convention markets and, on a selective basis, premium select-service and extended-stay hotel properties in urban settings or unique locations in the United States of America. The Company completed its initial public offering (“IPO”) on January 27, 2010. As of December 31, 2010, the Company owned five hotel properties with an aggregate of 1,629 rooms in two states and in addition, had a sixth hotel property under contract.

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

2. Summary of Significant Accounting Policies

Basis of Presentation – The Company had no operations prior to the completion of its IPO on January 27, 2010. The consolidated financial statements presented herein include all of the accounts of Chesapeake Lodging Trust and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents – The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash – Restricted cash includes reserves held in escrow for normal replacements of furniture, fixtures and equipment, real estate taxes, and insurance pursuant to certain requirements in the Company’s hotel management, franchise, and loan agreements.

Investments in Hotel Properties – The Company allocates the purchase prices of hotel properties acquired based on the fair value of the acquired property, furniture, fixtures and equipment, and identifiable intangible assets and the fair value of the liabilities assumed. In making estimates of fair value for purposes of allocating the purchase price, the Company utilizes a number of sources of information that are obtained in connection with the acquisition of a hotel property, including cost segregation studies and valuations performed by independent third parties. The Company also considers information obtained about each hotel property as a result of its pre-acquisition due diligence in estimating the fair value of the tangible and intangible assets acquired. Hotel property acquisition costs, such as transfer taxes, title insurance, environmental and property condition reviews, and legal and accounting fees, are expensed in the period incurred.

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

The Company reviews its hotel properties for impairment whenever events or changes in circumstances indicate that the carrying values of the hotel properties may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel property exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel property’s estimated fair market value is recorded and an impairment loss is recognized. No impairment losses have been recognized for the year ended December 31, 2010.

The Company classifies a hotel property as held for sale in the period in which it has made the decision to dispose of the hotel property, a binding agreement to purchase the property has been signed under which the buyer has committed a significant amount of nonrefundable cash, and no significant financing contingencies exist which could cause the transaction not to be completed in a timely manner. If these criteria are met, depreciation and amortization of the hotel property will cease and an impairment loss will be recognized if the fair value of the hotel property, less the costs to sell, is lower than the carrying amount of the hotel property. The Company will classify the loss, together with the related operating results, as discontinued operations in the consolidated statements of operations and classify the assets and related liabilities as held for sale in the consolidated balance sheet. As of December 31, 2010, the Company had no assets held for sale or liabilities related to assets held for sale.

Revenue Recognition – Revenues from operations of the hotels are recognized when the services are provided. Revenues consist of room sales, food and beverage sales, and other hotel department revenues, such as parking, telephone, and gift shop sales.

Prepaid Expenses and Other Assets – Prepaid expenses and other assets consist of prepaid real estate taxes, prepaid insurance, deposits on hotel acquisitions, deferred franchise costs, inventories, and other assets.

Deferred Financing Costs – Deferred financing costs are recorded at cost and consist of loan fees and other costs incurred in issuing debt. Amortization of deferred financing costs is computed using a method that approximates the effective interest method over the term of the related debt and is included in interest expense in the consolidated statement of operations.

Fair Value of Financial Instruments – The Company’s financial instruments include cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, and long-term debt. The carrying values reported in the consolidated balance sheets for these financial instruments approximate fair value.

Income Taxes – The Company intends to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code. As a REIT, the Company generally will not be subject to federal income tax on that portion of its net income (loss) that does not relate to CHSP TRS, the Company’s wholly owned taxable REIT subsidiary, and that is currently distributed to its shareholders. CHSP TRS, which leases the Company’s hotels from the Operating Partnership, is subject to federal and state income taxes.

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

Share-Based Compensation – From time-to-time, the Company grants restricted share awards to employees. To-date, the Company has granted two types of restricted share awards: (1) awards that vest solely on continued employment (time-based awards) and (2) awards that vest based on the Company achieving specified levels of relative total shareholder return and continued employment (performance-based awards). The Company measures share-based compensation expense for the restricted share awards based on the fair value of the awards on the date of grant. The fair value of time-based awards is determined based on the closing price of the Company’s common shares on the measurement date, which is generally the date of grant. The fair value of performance-based awards is determined using a Monte Carlo simulation. For time-based awards, share-based compensation expense is recognized on a straight-line basis over the life of the entire award. For performance-based awards, share-based compensation expense is recognized over the requisite service period for each award. No share-based compensation expense is recognized for awards for which employees do not render the requisite service.

Earnings Per Share – Basic earnings per share is computed by dividing net income, adjusted for dividends declared on and undistributed earnings allocated to unvested time-based awards, by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income, adjusted for dividends declared on and earnings allocated to unvested time-based awards, by the weighted-average number of common shares outstanding, plus potentially dilutive securities, such as unvested performance-based awards, during the period. The Company’s unvested time-based awards are entitled to receive non-forfeitable dividends, if declared. Therefore, unvested time-based awards qualify as participating securities, requiring the allocation of dividends and undistributed earnings under the two-class method to calculate earnings per share. The percentage of undistributed earnings allocated to the unvested time-based awards is based on the proportion of the weighted-average unvested time-based awards outstanding during the period to the total of the weighted-average common shares and unvested time-based awards outstanding during the period. No adjustment is made for shares that are anti-dilutive during the period.

Comprehensive Income (Loss) – Comprehensive income (loss), as defined, includes all changes in shareholders’ equity during a period from non-owner sources. The Company does not have any items of comprehensive income (loss) other than net income (loss).

Segment Information – The Company has determined that its business is conducted in one reportable segment, hotel ownership.

Use of Estimates – The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements – In December 2010, the FASB issued updated accounting guidance to clarify that pro forma disclosures should be presented as if a business combination occurred at the beginning of the prior annual period for purposes of preparing both the current reporting period and the prior reporting period pro forma financial information. These disclosures should be accompanied by a narrative description about the nature and amount of material, nonrecurring pro forma adjustments. The new accounting guidance is effective for business combinations consummated in periods beginning after December 15, 2010, and should be applied prospectively as of the date of adoption. Early adoption is permitted. The Company will adopt the new disclosures on January 1, 2011. The Company does not believe that the adoption of this guidance will have a material impact to the consolidated financial statements.

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

On December 15, 2010, the Company acquired the 360-room Le Meridien San Francisco in San Francisco, California for approximately $143.0 million. The Company entered into an agreement with Merritt Hospitality LLC to operate the hotel under the Le Meridien flag.

The allocation of the purchase prices to the acquired assets and liabilities based on their fair values was as follows (in thousands):

Land and land improvements	$57,409
Buildings and leasehold improvements	277,428
Furniture, fixtures and equipment	32,482
Intangible asset	36,105
Cash	185
Accounts receivable, net	2,655
Prepaid expenses and other assets	1,512
Accounts payable and accrued expenses	(3,394)

Net assets acquired	$404,382

The following pro forma financial information presents the results of operations of the Company for the year ended December 31, 2010 as if the acquisitions of the Hyatt Regency Boston, Hilton Checkers Los Angeles, Courtyard Anaheim at Disneyland Resort, Boston Marriott Newton, and Le Meridien San Francisco, and the financing transactions necessary to acquire the hotel properties had all taken place on January 1, 2010. Since the Company commenced operations on January 27, 2010 upon completion of the IPO, pro forma adjustments have been included for corporate general and administrative expenses and income taxes for the year ended December 31, 2010. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have actually occurred had all transactions taken place on January 1, 2010, or of future results of operations (in thousands, except per share data).

Year Ended December 31, 2010
Total revenue	$108,184
Total hotel operating expenses	79,261
Total operating expenses	102,414
Operating income	5,770
Net loss	(2,214)
Net loss available per common share – basic and diluted	(0.13)

4. Property and Equipment

Property and equipment as of December 31, 2010 consisted of the following (in thousands):

December 31, 2010
Land and land improvements	$57,467
Buildings and leasehold improvements	278,689
Furniture, fixtures and equipment	33,567
Construction-in-progress	10

369,733
Less: accumulated depreciation and amortization	(4,793)

Property and equipment, net	$364,940

5. Long-Term Debt

On July 30, 2010, the Company entered into a credit agreement to obtain a $115 million, two-year secured revolving credit facility with a syndicate of banks. Subject to certain conditions, the revolving credit facility allows for a one-year extension. The amount that the Company can borrow under the revolving credit facility is based on the value of the Company’s hotel properties included in the borrowing base, as defined in the credit agreement. As of December 31, 2010, the maximum borrowing availability under the revolving credit facility was $110.4 million, of which $45.0 million had been drawn. Borrowings under the revolving credit facility bear interest equal to LIBOR plus 3.75%, subject to a LIBOR floor of 2.00%. The credit agreement contains standard financial covenants, including certain leverage ratios, coverage ratios, and a minimum tangible net worth requirement.

On January 21, 2011, the Company amended the credit agreement to increase the maximum amounts the Company may borrow under the revolving credit facility from $115 million to $150 million, and to provide for the possibility of further future increases, up to a maximum of $200 million, in accordance with the terms of the amended credit agreement.

On December 15, 2010, in connection with the Le Meridien San Francisco acquisition, the Company entered into a loan agreement to obtain a $60 million one-year secured term loan with Wells Fargo Bank, N.A. Subject to certain conditions, the term loan may be increased to $71.5 million and allows for four one-year extension options. Borrowings under the term loan bear interest equal to LIBOR plus 3.75%, subject to a LIBOR floor of 2.00%.

As of December 31, 2010, the Company was in compliance with all financial covenants. As of December 31, 2010, the Company’s weighted-average interest rate on its long-term debt was 5.75%. Future scheduled principal payments of debt obligations as of December 31, 2010 are as follows (in thousands):

Year	Amounts
2011	$60,000
2012	45,000
2013	—
2014	—
2015	—
Thereafter	—

$105,000

6. Earnings Per Share

The following is a reconciliation of the amounts used in calculating basic and diluted earnings per share (in thousands, except share and per share data):

Year Ended December 31, 2010
Numerator:
Net loss	$(674)
Less: Dividends declared on unvested time-based awards	(85)
Less: Undistributed earnings allocated to unvested time-based awards	—

Net loss available to common shareholders	$(759)

Denominator:
Weighted-average number of common shares outstanding – basic and diluted	11,236,120
Net loss available per common share – basic and diluted	$(0.07)

7. Dividends

For the year ended December 31, 2010, the Company’s board of trustees declared dividends per common share as follows:

Year Ended December 31, 2010
First Quarter	$—
Second Quarter	—
Third Quarter	0.20
Fourth Quarter	0.20

$0.40

8. Shareholders’ Equity

Common Shares – The Company is authorized to issue up to 400,000,000 common shares, $.01 par value per share. Each outstanding common share entitles the holder to one vote on all matters submitted to a vote of shareholders. Holders of the Company’s common shares are entitled to receive distributions when authorized by the Company’s board of trustees out of assets legally available for the payment of distributions.

On January 27, 2010, the Company completed its IPO and sold 7,500,000 common shares at a price of $20.00 per share, resulting in gross proceeds of $150.0 million and net proceeds (after deducting initial underwriting fees and offering costs) of approximately $146.7 million. Concurrent with the IPO, the Company sold in third-party private placements an aggregate of 1,357,293 common shares at a price per share equal to the IPO price, less an amount equal to the initial and deferred underwriting fees of $1.20 per share. The Company also sold in private placements to its non-executive chairman and certain executives an aggregate of 150,000 common shares at a price per share equal to the IPO price. The proceeds generated from private placements were approximately $28.5 million. On February 24, 2010, the Company sold an additional 85,854 common shares at a price of $19.80 per share, net of the initial underwriting fee, as a result of the exercise of the underwriters’ over-allotment option, resulting in additional net proceeds of approximately $1.7 million. On May 21, 2010, the Company paid an additional $7.6 million in deferred underwriting fees as a result of satisfying the capital deployment hurdle set forth in its agreement with the underwriters of the IPO. The total net proceeds (after deducting initial and deferred underwriting fees and offering costs) generated from the IPO, private placements, and the exercise of the underwriters’ over-allotment option were approximately $169.4 million.

On October 13, 2010, the Company completed an underwritten public offering of 9,085,000 common shares at a price of $16.25 per share, including 1,185,000 shares sold as a result of the exercise of the underwriters’ over-allotment option. After deducting underwriting fees and offering costs, the Company generated net proceeds of approximately $140.4 million.

For the year ended December 31, 2010, the Company issued 257,523 restricted and unrestricted common shares to its employees and trustees. As of December 31, 2010, the Company had 18,435,670 common shares outstanding.

Preferred Shares – The Company is authorized to issue up to 100,000,000 preferred shares, $.01 par value per share. The Company’s board of trustees is required to set for each class or series of preferred shares the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption.

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

For the year ended December 31, 2010, the Company granted 250,414 restricted common shares to certain employees. Two types of shares were granted: (1) 212,044 shares that vest solely on continued employment (time-based awards) and (2) 38,370 shares that vest based on the Company achieving specified levels of relative total shareholder return and continued employment (performance-based awards). The time-based awards are eligible to vest at the rate of one-third of the number of restricted shares granted commencing on the first anniversary of their issuance. The performance-based awards are eligible to vest at the rate of one-third of the number of restricted shares granted commencing on December 31, 2010 and each year thereafter. Additional vesting of performance-based awards can also occur at December 31, 2012 based on the cumulative level of relative total shareholder return during the entire performance measurement period. Dividends on the performance-based awards will accrue, but will not be paid unless the related shares vest. The fair value of the performance-based awards was determined using a Monte Carlo simulation with the following assumptions: volatility of 79.42%; an expected term equal to the requisite service period for the awards; and a risk-free interest rate of 1.45%.

As of December 31, 2010, there was approximately $3.1 million of unrecognized share-based compensation expense related to restricted common shares. The unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 2.0 years. The following is a summary of the Company’s restricted common shares for year ended December 31, 2010:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Restricted common shares as of December 31, 2009	—	—
Granted	250,414	$18.50
Vested	—	—
Forfeited	—	—

Restricted common shares as of December 31, 2010	250,414	$18.50

For the year ended December 31, 2010, the Company granted 7,109 unrestricted common shares to the Company’s trustees, which vested immediately. As of December 31, 2010, subject to increases resulting from the forfeiture of currently outstanding awards, 197,134 common shares were reserved and available for future issuances under the Plan.

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

11. Commitments and Contingencies

Management Agreements – The Company’s hotel properties operate pursuant to management agreements with various third-party management companies. Each management company receives a base management fee generally between 1% and 4% of hotel revenues. The management companies are also eligible to receive an incentive management fee if hotel operating income, as defined in the management agreements, exceeds certain performance thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel.

Franchise Agreements – As of December 31, 2010, four of the Company’s five current hotel properties operated pursuant to franchise agreements with international hotel companies. Under these franchise agreements, the Company generally pays a royalty fee ranging from 3% to 6% of room revenues and 1% to 3% of food and beverage revenues, plus additional fees for marketing, central reservation systems, and other franchisor costs that amount to between 1% and 5% of room revenues. The Hyatt Regency Boston is managed by Hyatt Corporation pursuant to a management agreement that allows the hotel property to operate under the Hyatt Regency brand.

Purchase and Sale Agreement – As of December 31, 2010, the Company had one hotel property, the 195-room Homewood Suites Seattle Convention Center, under contract for a purchase price of $53.0 million, plus customary pro-rated amounts and closing costs. The Company expects to fund the purchase price by assuming approximately $27.6 million of existing mortgage debt and with available cash and borrowings under its revolving credit facility. The Company has deposited $2.0 million under the purchase and sale agreement, which is non-refundable except in the event of (i) a default under the purchase and sale agreement by the seller or (ii) expressly otherwise provided by the purchase and sale agreement. There can be no assurances that the Company will complete this acquisition.

Property Improvement Reserves – Pursuant to its management, franchise and loan agreements, the Company is required to establish a property improvement reserve for each hotel to cover the cost of replacing furniture, fixtures and equipment. Contributions to the property improvement reserve are based on a percentage of gross revenues at each hotel. The Company is generally required to contribute between 3% and 5% of gross revenues over the term of the agreements.

Litigation – The Company is not involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Company.

12. Income Taxes

The components of income tax benefit for the year ended December 31, 2010 are as follows (in thousands):

Year Ended December 31, 2010
Deferred:
Federal	$(454)
State	(129)

Income tax benefit	$(583)

A reconciliation of the statutory federal income tax benefit to the Company’s income tax benefit is as follows (in thousands):

Year Ended December 31, 2010
Statutory federal income tax benefit	$(427)
Effect of non-taxable REIT income	(79)
State income tax benefit, net of federal benefit	(85)
Other	8

Income tax benefit	$(583)

The tax effect of each type of temporary difference and carryforward that gives rise to the deferred tax assets and liabilities as of December 31, 2010 are as follows (in thousands):

December 31, 2010
Deferred tax assets:
Employee-related compensation	$53
Net operating loss carryforwards	513
Other	17

Net deferred tax asset	$583

As of December 31, 2010, the Company had a net deferred tax asset of $0.6 million (included in prepaid expenses and other assets on the consolidated balance sheet), primarily due to tax net operating losses. These loss carryforwards will begin to expire in 2030 if not utilized by then. The Company believes that it is more likely than not that CHSP TRS will generate sufficient taxable income to realize in full this deferred tax asset. Accordingly, no valuation allowance has been recorded as of December 31, 2010.

13. Quarterly Operating Results (unaudited)

	Quarter Ended - 2010
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Total revenue	$2,421	$11,775	$18,232	$21,766
Total operating expenses	3,815	10,432	16,272	22,708
Operating income (loss)	(1,394)	1,343	1,960	(942)
Net income (loss)	(1,301)	1,367	732	(1,472)
Net income (loss) available to common shareholders	(1,301)	1,367	690	(1,515)
Net income (loss) available per common share—basic and diluted(1)	(0.14)	0.15	0.08	(0.09)

(1)	The sum of per share amounts for the four quarters may differ from the annual per share amount due to the required method of computing weighted-average number of common shares outstanding in the respective periods.

14. Subsequent Event

On January 21, 2011, the Company amended the credit agreement to increase the maximum amounts the Company may borrow under the revolving credit facility from $115 million to $150 million, and to provide for the possibility of further future increases, up to a maximum of $200 million, in accordance with the terms of the amended credit agreement.

CHESAPEAKE LODGING TRUST

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2010

(in thousands)

Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent to Acquisition	Gross Amount at End of Year			Accumulated Depreciation	Year of Acquisition	Depreciation Life
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Hyatt Regency Boston
Boston, Massachusetts	$(1)	$—	$71,462	$893	$58	$72,297	$72,355	$1,529	2010	40 years
Hilton Checkers Los Angeles
Los Angeles, California	(1)	9,010	32,710	91	9,010	32,801	41,811	480	2010	40 years
Courtyard Anaheim at Disneyland Resort
Anaheim, California	(1)	7,862	16,072	—	7,862	16,072	23,934	167	2010	40 years
Boston Marriott Newton
Newton, Massachusetts	(1)	11,800	56,450	10	11,800	56,460	68,260	588	2010	40 years
Le Meridien San Francisco
San Francisco, California	60,000	28,737	100,734	—	28,737	100,734	129,471	210	2010	40 years

Totals	$60,000	$57,409	$277,428	$994	$57,467	$278,364	$335,831	$2,974

(1)	This property is pledged as collateral to borrowings made under the revolving credit facility obtained on July 30, 2010, which had outstanding borrowings of $45,000 as of December 31, 2010.

Notes:

(a)	The change in total cost of real estate assets for the year ended December 31, 2010 is as follows:

Balance as of December 31, 2009	$—
Acquisitions	334,837
Capital expenditures and transfers from construction-in-progress	994

Balance as of December 31, 2010	$335,831

(b)	The change in accumulated depreciation and amortization of real estate assets for the year ended December 31, 2010 is as follows:

Balance as of December 31, 2009	$—
Depreciation and amortization	2,974

Balance as of December 31, 2010	$2,974