Form 10-Q
period 2011-03-31
Chesapeake Lodging Trust
filed 2011-05-11
CIK 1473078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 10, 2011, the registrant had 32,156,120 common shares issued and outstanding.

CHESAPEAKE LODGING TRUST

PART I

Item 1.	Financial Statements

CHESAPEAKE LODGING TRUST

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS
Property and equipment, net	$362,127	$364,940
Intangible asset, net of accumulated amortization of $541 and $411, respectively	35,564	35,694
Cash and cash equivalents	187,180	10,551
Restricted cash	3,503	2,588
Accounts receivable, net of allowance for doubtful accounts of $61 and $69, respectively	4,298	4,186
Prepaid expenses and other assets	9,409	4,606
Deferred financing costs, net of accumulated amortization of $1,167 and $641, respectively	2,642	2,743

Total assets	$604,723	$425,308

LIABILITIES AND SHAREHOLDERS’ EQUITY
Long-term debt	$60,000	$105,000
Accounts payable and accrued expenses	10,811	11,373
Dividends payable	6,418	3,679

Total liabilities	77,229	120,052

Commitments and contingencies (Note 10)

Preferred shares, $.01 par value; 100,000,000 shares authorized; no shares issued and outstanding, respectively	—	—
Common shares, $.01 par value; 400,000,000 shares authorized; 32,156,120 shares and 18,435,670 shares issued and outstanding, respectively	322	184
Additional paid-in capital	541,503	311,303
Cumulative dividends in excess of net income	(14,331)	(6,231)

Total shareholders’ equity	527,494	305,256

Total liabilities and shareholders’ equity	$604,723	$425,308

The accompanying notes are an integral part of these financial statements.

CHESAPEAKE LODGING TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2011	2010

REVENUE
Rooms	$17,269	$1,807
Food and beverage	5,881	528
Other	837	86

Total revenue	23,987	2,421

EXPENSES
Hotel operating expenses:
Rooms	4,680	467
Food and beverage	4,796	429
Other direct	460	46
Indirect	9,105	882

Total hotel operating expenses	19,041	1,824
Depreciation and amortization	2,984	208
Intangible asset amortization	130	22
Corporate general and administrative:
Share-based compensation	658	400
Hotel property acquisition costs	246	674
Other	1,683	687

Total operating expenses	24,742	3,815

Operating loss	(755)	(1,394)

Interest income	67	49
Interest expense	(2,027)	—

Loss before income taxes	(2,715)	(1,345)

Income tax benefit	1,046	44

Net loss	$(1,669)	$(1,301)

Net loss available per common share—basic and diluted	$(0.08)	$(0.14)

The accompanying notes are an integral part of these financial statements.

CHESAPEAKE LODGING TRUST

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Common Shares		Additional	Cumulative Dividends in Excess of
	Shares	Amount	Paid-In Capital	Net Income	Total

Balances at December 31, 2010	18,435,670	$184	$311,303	$(6,231)	$305,256
Sale of common shares, net of underwriting fees and offering costs	13,550,000	136	229,753	—	229,889
Repurchase of common shares	(11,050)	—	(209)	—	(209)
Issuance of restricted common shares	181,500	2	(2)	—	—
Amortization of deferred compensation	—	—	658	—	658
Declaration of dividends on common shares	—	—	—	(6,431)	(6,431)
Net loss	—	—	—	(1,669)	(1,669)

Balances at March 31, 2011	32,156,120	$322	$541,503	$(14,331)	$527,494

The accompanying notes are an integral part of these financial statements.

CHESAPEAKE LODGING TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2011	2010

Cash flows from operating activities:
Net loss	$(1,669)	$(1,301)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,984	208
Intangible asset amortization	130	22
Deferred financing costs amortization	526	—
Share-based compensation	658	400
Changes in assets and liabilities:
Accounts receivable, net	(112)	(601)
Prepaid expenses and other assets	(1,287)	(54)
Accounts payable and accrued expenses	(575)	2,544

Net cash provided by operating activities	655	1,218

Cash flows from investing activities:
Acquisition of hotel properties, net of cash acquired	—	(113,079)
Deposit on hotel property acquisition	(3,500)	—
Improvements and additions to hotel properties	(171)	(113)
Change in restricted cash	(915)	(73)

Net cash used in investing activities	(4,586)	(113,265)

Cash flows from financing activities:
Proceeds from sale of common shares, net of underwriting fees	230,291	178,717
Payment of offering costs related to sale of common shares	(418)	(1,533)
Net borrowings (repayments) under revolving credit facility	(45,000)	—
Payment of deferred financing costs	(425)	(15)
Payment of dividends to common shareholders	(3,679)	—
Repurchase of common shares	(209)	(1)
Repayment of related-party loan	—	(249)

Net cash provided by financing activities	180,560	176,919

Net increase in cash	176,629	64,872
Cash and cash equivalents, beginning of period	10,551	23

Cash and cash equivalents, end of period	$187,180	$64,895

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,427	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

CHESAPEAKE LODGING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Description of Business

Chesapeake Lodging Trust (the “Company”) is a self-advised real estate investment trust (“REIT”) that was organized in the state of Maryland on June 12, 2009 and completed its initial public offering (“IPO”) on January 27, 2010. The Company is focused on investments primarily in upper-upscale hotel properties in major business and convention markets and, on a selective basis, premium select-service and extended-stay hotel properties in urban settings or unique locations in the United States of America (“U.S.”). As of March 31, 2011, the Company owned five hotel properties with an aggregate of 1,629 rooms in two states.

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

2. Summary of Significant Accounting Policies

Basis of Presentation—The Company had no operations prior to the completion of its IPO. The consolidated financial statements presented herein include all of the accounts of Chesapeake Lodging Trust and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The information in these consolidated financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal, recurring nature unless disclosed otherwise. These consolidated financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission (“SEC”) and do not include all of the information and disclosures required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Investments in Hotel Properties—The Company allocates the purchase prices of hotel properties acquired based on the fair value of the acquired property, furniture, fixtures and equipment, and identifiable intangible assets and the fair value of the liabilities assumed. In making estimates of fair value for purposes of allocating the purchase price, the Company utilizes a number of sources of information that are obtained in connection with the acquisition of a hotel property, including valuations performed by independent third parties and cost segregation studies. The Company also considers information obtained about each hotel property as a result of its pre-acquisition due diligence in estimating the fair value of the tangible and intangible assets acquired. Hotel property acquisition costs, such as transfer taxes, title insurance, environmental and property condition reviews, and legal and accounting fees, are expensed in the period incurred.

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

The Company reviews its hotel properties for impairment whenever events or changes in circumstances indicate that the carrying values of the hotel properties may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel property exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel property’s estimated fair market value is recorded and an impairment loss is recognized. No impairment losses have been recognized for the three months ended March 31, 2011 and 2010.

The Company classifies a hotel property as held for sale in the period in which it has made the decision to dispose of the hotel property, a binding agreement to purchase the property has been signed under which the buyer has committed a significant amount of nonrefundable cash, and no significant financing contingencies exist which could cause the transaction not to be completed in a timely manner. If these criteria are met, depreciation and amortization of the hotel property will cease and an impairment loss will be recognized if the fair value of the hotel property, less the costs to sell, is lower than the carrying amount of the hotel property. The Company will classify the loss, together with the related operating results, as discontinued operations in the consolidated statements of operations and classify the assets and related liabilities as held for sale in the consolidated balance sheet(s). As of March 31, 2011, the Company had no assets held for sale or liabilities related to assets held for sale.

Revenue Recognition—Revenues from operations of the hotels are recognized when the services are provided. Revenues consist of room sales, food and beverage sales, and other hotel department revenues, such as parking, telephone, and gift shop sales.

Prepaid Expenses and Other Assets—Prepaid expenses and other assets consist of prepaid real estate taxes, prepaid insurance, deposits on hotel acquisitions, deferred franchise costs, inventories, and other assets.

Deferred Financing Costs—Deferred financing costs are recorded at cost and consist of loan fees and other costs incurred in issuing debt. Amortization of deferred financing costs is computed using a method that approximates the effective interest method over the term of the related debt and is included in interest expense in the consolidated statements of operations.

Fair Value of Financial Instruments—The Company’s financial instruments include cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, and long-term debt. The carrying values reported in the consolidated balance sheets for these financial instruments approximate fair value.

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

Earnings Per Share—Basic earnings per share is computed by dividing net income, adjusted for dividends declared on and undistributed earnings allocated to unvested time-based awards, by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income, adjusted for dividends declared on and earnings allocated to unvested time-based awards, by the weighted-average number of common shares outstanding, plus potentially dilutive securities, such as unvested performance-based awards, during the period. The Company’s unvested time-based awards are entitled to receive non-forfeitable dividends, if declared. Therefore, unvested time-based awards qualify as participating securities, requiring the allocation of dividends and undistributed earnings under the two-class method to calculate basic earnings per share. The percentage of undistributed earnings allocated to the unvested time-based awards is based on the proportion of the weighted-average unvested time-based awards outstanding during the period to the total of the weighted-average common shares and unvested time-based awards outstanding during the period. No adjustment is made for shares that are anti-dilutive during the period.

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

Recent Accounting Pronouncements—In December 2010, the FASB issued updated accounting guidance to clarify that pro forma disclosures should be presented as if a business combination occurred at the beginning of the prior annual period for purposes of preparing both the current reporting period and the prior reporting period pro forma financial information. These disclosures should be accompanied by a narrative description about the nature and amount of material, nonrecurring pro forma adjustments. The new accounting guidance is effective for business combinations consummated in periods beginning after December 15, 2010, and should be applied prospectively as of the date of adoption. The Company adopted the new disclosures on January 1, 2011. The Company does not believe that the adoption of this guidance has a material impact to the consolidated financial statements.

3. Acquisition of Hotel Properties

During 2010, the Company acquired five hotel properties for approximately $404.4 million. The hotel properties acquired were:

Hotel Property	Location	Rooms	Acquisition Date
Hyatt Regency Boston	Boston, MA	498	March 18, 2010
Hilton Checkers Los Angeles	Los Angeles, CA	188	June 1, 2010
Courtyard Anaheim at Disneyland Resort	Anaheim, CA	153	July 30, 2010
Boston Marriott Newton	Newton, MA	430	July 30, 2010
Le Meridien San Francisco	San Francisco, CA	360	December 15, 2010

		1,629

The following financial information presents the results of operations of the Company for the three months ended March 31, 2011 and pro forma results of operations of the Company for the three months ended March 31, 2010 as if all acquisitions during 2010 had taken place on January 1, 2010. Since the Company commenced operations on January 27, 2010 upon completion of the IPO, pro forma adjustments have been included for corporate general and administrative expenses and income taxes for the three months ended March 31, 2010. The pro forma results for the three months ended March 31, 2010 have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have actually occurred had all transactions taken place on January 1, 2010, or of future results of operations (in thousands, except per share data).

	Three Months Ended March 31,
	2011	2010
Total revenue	$23,987	$22,388
Total hotel operating expenses	19,041	18,503
Total operating expenses	24,742	26,979
Operating loss	(755)	(4,591)
Net loss	(1,669)	(6,652)

Net loss available per common share—basic and diluted	$(0.08)	$(0.37)

4. Property and Equipment

Property and equipment as of March 31, 2011 and December 31, 2010 consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Land and land improvements	$57,467	$57,467
Buildings and leasehold improvements	278,738	278,689
Furniture, fixtures and equipment	33,606	33,567
Construction-in-progress	93	10

	369,904	369,733
Less: accumulated depreciation and amortization	(7,777)	(4,793)

Property and equipment, net	$362,127	$364,940

5. Long-Term Debt

On July 30, 2010, the Company entered into a credit agreement to obtain a $115 million, two-year secured revolving credit facility with a syndicate of banks. On January 21, 2011, the Company amended the credit agreement to increase the maximum amounts the Company may borrow under the revolving credit facility from $115 million to $150 million, and to provide for the possibility of further future increases, up to a maximum of $200 million, in accordance with the terms of the amended credit agreement. Subject to certain conditions, the revolving credit facility allows for a one-year extension. The amount that the Company can borrow under the revolving credit facility is based on the value of the Company’s hotel properties included in the borrowing base, as defined in the amended credit agreement. As of March 31, 2011, the maximum borrowing availability under the revolving credit facility was $110.4 million and the Company had no borrowings outstanding. Borrowings under the revolving credit facility bear interest equal to LIBOR plus 3.75%, subject to a LIBOR floor of 2.00%. The amended credit agreement contains standard financial covenants, including certain leverage ratios, coverage ratios, and a minimum tangible net worth requirement.

On December 15, 2010, in connection with the acquisition of the Le Meridien San Francisco, the Company entered into a loan agreement to obtain a $60 million one-year secured term loan with Wells Fargo Bank, N.A. Subject to certain conditions, the term loan may be increased to $71.5 million and allows for four one-year extension options. Borrowings under the term loan bear interest equal to LIBOR plus 3.75%, subject to a LIBOR floor of 2.00%.

As of March 31, 2011, the interest rate in effect for borrowings under both the revolving credit facility and the term loan was 5.75%. As of March 31, 2011, the Company was in compliance with the financial covenants under its borrowing arrangements.

6. Earnings Per Share

The following is a reconciliation of the amounts used in calculating basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2011	2010
Numerator:
Net loss	$(1,669)	$(1,301)
Less: Dividends declared on unvested time-based awards	(59)	—
Less: Undistributed earnings allocated to unvested time-based awards	—	—

Net loss available to common shareholders	$(1,728)	$(1,301)

Denominator:
Weighted-average number of common shares outstanding—basic and diluted	22,138,427	9,061,090

Net loss available per common share—basic and diluted	$(0.08)	$(0.14)

For the three months ended March 31, 2011 and 2010, 63,870 and 38,370 unvested performance-based awards, respectively, were excluded from diluted weighted-average common shares outstanding, as their effect would have been anti-dilutive.

7. Dividends

On January 14, 2011, the Company paid a dividend of $0.20 per share to its common shareholders of record as of December 31, 2010. For the three months ended March 31, 2011, the Company’s board of trustees declared a cash dividend payable to the Company’s common shareholders of record as of March 31, 2011 in the amount of $0.20 per share. The dividend was paid on April 15, 2011.

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

On March 4, 2011, the Company completed an underwritten public offering of 12,500,000 common shares at a price of $17.75 per share. On March 30, 2011, the Company sold an additional 1,050,000 shares as a result of the exercise of the underwriters’ option to purchase additional shares. After deducting underwriting fees and offering costs, the Company generated total net proceeds of approximately $229.9 million.

For the three months ended March 31, 2011, the Company issued 181,500 restricted common shares to its employees and repurchased 11,050 common shares from employees to satisfy the minimum statutory tax withholding requirements related to the vesting of their previously granted restricted common shares. As of March 31, 2011, the Company had 32,156,120 common shares outstanding.

Preferred Shares—The Company is authorized to issue up to 100,000,000 preferred shares, $.01 par value per share. The Company’s board of trustees is required to set for each class or series of preferred shares the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption. No preferred shares were outstanding at March 31, 2011.

Universal Shelf—In February 2011, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission, registering equity securities with a maximum aggregate offering price of up to $500.0 million. As of March 31, 2011, the Company had equity securities with a maximum aggregate offering price of $259.5 million available to issue.

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

For the three months ended March 31, 2011, the Company granted 181,500 restricted common shares to certain employees. Two types of shares were granted: (1) 156,000 shares that vest solely on continued employment (time-based awards) and (2) 25,500 shares that vest based on the Company achieving specified levels of relative total shareholder return and continued employment (performance-based awards). The time-based awards are eligible to vest at the rate of one-half of the number of restricted shares granted commencing on the second anniversary of the Company’s IPO. The performance-based awards are eligible to vest at the rate of one-half of the number of restricted shares granted commencing on December 31, 2011 and the year thereafter. Additional vesting of performance-based awards can also occur at December 31, 2012 based on the cumulative level of relative total shareholder return during the performance measurement period commencing on the completion of the Company’s IPO. Dividends on the performance-based awards will accrue, but will not be paid unless the related shares vest. The fair value of the performance-based awards was determined using a Monte Carlo simulation with the following assumptions: volatility of 65.88%; an expected term equal to the requisite service period for the awards; and a risk-free interest rate of 0.59%.

As of March 31, 2011, there was approximately $5.5 million of unrecognized share-based compensation expense related to restricted common shares. The unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1.7 years. The following is a summary of the Company’s restricted common shares for the three months ended March 31, 2011:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Restricted common shares as of December 31, 2010	250,414	$18.50
Granted	181,500	$17.26
Vested	(70,680)	$19.12
Forfeited	—	—

Restricted common shares as of March 31, 2011	361,234	$17.75

As of March 31, 2011, subject to increases that may result in the case of any future forfeiture of currently outstanding awards, 15,634 common shares were reserved and available for future issuances under the Plan.

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

Franchise Agreements—As of March 31, 2011, four of the Company’s hotel properties operated pursuant to franchise agreements with international hotel companies. Under these franchise agreements, the Company generally pays a royalty fee ranging from 3% to 6% of room revenues and 1% to 3% of food and beverage revenues, plus additional fees for marketing, central reservation systems, and other franchisor costs that amount to between 1% and 5% of room revenues. The Hyatt Regency Boston is managed by Hyatt Corporation pursuant to a management agreement that allows the hotel property to operate under the Hyatt Regency flag.

Purchase and Sale Agreements—As of March 31, 2011, the Company had two hotel properties under contract. The Company subsequently acquired the 195-room Homewood Suites Seattle Convention Center on May 2, 2011. The Company also had the 204-room Courtyard Washington Capitol Hill/Navy Yard located in Washington, DC under contract for a purchase price of $68.0 million, plus customary pro-rated amounts and closing costs. The Company expects to fund the purchase price by assuming approximately $37.6 million of existing mortgage debt and borrowings under its revolving credit facility. The Company has deposited $3.5 million under the terms of the purchase and sale agreement for the Courtyard Washington Capitol Hill/Navy Yard, which is non-refundable except in the event of (i) a default under the purchase and sale agreement by the seller or (ii) expressly otherwise provided by the purchase and sale agreement. There can be no assurances that the Company will complete this acquisition.

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

11. Subsequent Events

On May 2, 2011, the Company acquired the 195-room Homewood Suites Seattle Convention Center located in Seattle, Washington for a purchase price of $53.0 million, plus customary pro-rated amounts and closing costs. The Company funded the acquisition with available cash. The Company entered into an agreement with Evolution Hospitality to operate the hotel under the Homewood Suites flag.

On May 10, 2011, the Company acquired the 368-room W Chicago - City Center located in Chicago, Illinois for a purchase price of $128.8 million, plus customary pro-rated amounts and closing costs. The Company funded the acquisition with available cash and a borrowing under its revolving credit facility. The Company entered into a long-term agreement with Starwood Hotels & Resorts Worldwide, Inc. to continue to operate the hotel under the W flag.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and as such may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identified by our use of words, such as “intend,” “plan,” “may,” “should,” “will,” “project,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity,” and similar expressions, whether in the negative or affirmative. We cannot guarantee that we actually will achieve these plans, intentions or expectations. All statements regarding our expected financial position, business and financing plans are forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	U.S. economic conditions generally and the real estate market and the lodging industry specifically;

•	management and performance of our hotels;

•	our plans for renovation of our hotels;

•	our financing plans;

•	supply and demand for hotel rooms in our current and proposed market areas;

•	our ability to acquire additional properties and the risk that potential acquisitions may not be completed or perform in accordance with expectations;

•	legislative/regulatory changes, including changes to laws governing taxation of real estate investment trusts; and

•	our competition.

These risks and uncertainties, together with the information contained in our Annual Report on Form 10-K for the year ended December 31, 2010 under the caption “Risk Factors,” should be considered in evaluating any forward-looking statement contained in this report or incorporated by reference herein. All forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are qualified by the cautionary statements in this section. We undertake no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report, except as required by law.

Overview

We were organized as a self-advised REIT in the state of Maryland in June 2009, with a focus on investments in primarily upper-upscale hotels in major business and convention markets and, on a selective basis, premium select-service and extended-stay hotels in urban settings or unique locations in the U.S. We believe current industry dynamics have and will continue to create attractive opportunities to acquire high-quality hotel properties, at prices below replacement costs, with attractive yields on investment and significant upside potential. We completed our IPO in January 2010 and have since acquired or committed to acquire the following eight hotel properties:

Hotel Property	Location	Rooms	Acquisition Date
Hyatt Regency Boston	Boston, MA	498	March 18, 2010
Hilton Checkers Los Angeles	Los Angeles, CA	188	June 1, 2010
Courtyard Anaheim at Disneyland Resort	Anaheim, CA	153	July 30, 2010
Boston Marriott Newton	Newton, MA	430	July 30, 2010
Le Meridien San Francisco	San Francisco, CA	360	December 15, 2010
Homewood Suites Seattle Convention Center	Seattle, WA	195	May 2, 2011
W Chicago - City Center	Chicago, IL	368	May 10, 2011
Courtyard Washington Capitol Hill/Navy Yard	Washington, D.C.	204	Under contract

Beginning in 2008, the U.S. lodging industry experienced a significant downturn due to a decline in consumer and business spending as a result of the weakness in the global economy, particularly the turmoil in the credit markets, erosion of consumer confidence and increasing unemployment. As a result, lodging demand from both leisure and business travelers decreased significantly in 2008 and 2009. This decreased demand for hotel rooms, together with modest increases in hotel room supply in 2008 and 2009 due to the completion of hotel properties under development before the global recession, resulted in declines in occupancy and reductions in room rates as hotels competed more aggressively for guests. These events had a substantial negative impact on revenue per available room (“RevPAR”). According to Smith Travel Research, Inc., a leading source of lodging industry information, RevPAR declined 16.7% in 2009, the largest decline recorded since they began tracking the U.S. lodging industry 22 years ago, and a significantly larger decline than the two most recent lodging industry downturns in 1991 and 2001-2002, which are considered two of the worst periods in modern U.S. lodging industry history.

Throughout 2010, we saw progressive trends of improved fundamentals in the U.S. lodging industry. As general economic indicators began to experience improvement early in the year, we began to see increased demand for rooms. With lodging demand increasing, pricing power returned in the second half of the year with gains in average daily rate (“ADR”) for the first time since the economic recession started. RevPAR increased 5.5% in 2010 as compared to 2009, as reported by Smith Travel Research, which was stronger than had been anticipated in the industry.

The positive trends seen throughout 2010 strengthened in the first quarter 2011, as increasing lodging demand continued to outpace the historically low rate of supply growth. RevPAR for the U.S. lodging industry increased 9.0% during the first quarter 2011 as a result of an increase in occupancy of 5.7 percentage points and an increase in ADR of 3.1%. Increases in ADR typically result in higher hotel profitability since variable hotel expenses generally do not increase correspondingly. For our five hotels owned during the quarter, particularly those located on the west coast, we saw an even higher increase in ADR than that of the industry, as occupancy levels had already stabilized and as a result, the hotels were able to reduce the amount of discounted business in order to take in higher-rated business. We expect these trends to continue for the remainder of the year and, with the supply of available rooms expected to rise at a significantly slower pace over the next several years than during 2006-2008, we expect these meaningful growth trends to continue for several years to come.

The acquisition environment remained active with deal activity increasing during the first quarter of 2011 as lodging industry fundamentals continued to improve. The environment remains competitive; however, we feel strongly that we can continue to prudently deploy capital and significantly grow our hotel portfolio as we proceed in 2011. We believe the opportunities today are compelling and will be viewed as significantly discounted entry points as the lodging cycle continues to grow through a multi-year recovery period.

Results of Operations

Comparison of three months ended March 31, 2011 and 2010

Results of operations for the three months ended March 31, 2011 include the operating activity of five hotels owned for the full quarter whereas the results of operations for the three months ended March 31, 2010 include the operating activity of the Hyatt Regency Boston for 31 days. As a result, comparisons of results of operations between the periods are not meaningful.

Revenues – Total revenue for the three months ended March 31, 2011 and 2010 was $24.0 million and $2.4 million, respectively. Total revenue for the three months ended March 31, 2011 included rooms revenue of $17.3 million, food and beverage revenue of $5.9 million, and other revenue of $0.8 million. Total revenue for the three months ended March 31, 2010 included rooms revenue of $1.8 million, food and beverage revenue of $0.5 million, and other revenue of $0.1 million.

Hotel operating expenses – Hotel operating expenses, excluding depreciation and amortization, for the three months ended March 31, 2011 and 2010 were $19.0 million and $1.8 million, respectively. Direct hotel operating expenses for the three months ended March 31, 2011 included rooms expense of $4.7 million, food and beverage expense of $4.8 million, and other direct expenses of $0.5 million. Direct hotel operating expenses for the three months ended March 31, 2010 included rooms expense of $0.5 million, food and beverage expense of $0.4 million, and other direct expenses of $46 thousand. Indirect hotel operating expenses, which includes management and franchise fees, real estate taxes, insurance, utilities, repairs and maintenance, advertising and sales, and general and administrative expenses, for the three months ended March 31, 2011 and 2010 were $9.1 million and $0.9 million, respectively.

Depreciation and amortization – Depreciation and amortization expense for the three months ended March 31, 2011 and 2010 was $3.0 million and $0.2 million, respectively.

Intangible asset amortization – Intangible asset amortization expense, relating to an air rights contract associated with the Hyatt Regency Boston, for the three months ended March 31, 2011 and 2010 was $0.1 million and $22 thousand, respectively.

Corporate general and administrative – Total corporate general and administrative expenses for the three months ended March 31, 2011 and 2010 were $2.6 million and $1.8 million, respectively. Included in corporate general and administrative expenses for the three months ended March 31, 2011 and 2010 was $0.7 million and $0.4 million, respectively, of non-cash share-based compensation expense. Hotel property acquisition costs, also included within corporate general and administrative expenses, for the three months ended March 31, 2011 and 2010 were $0.2 million and $0.7 million, respectively. The increase in corporate and general administrative expense is primarily a result of an increase in employee compensation expense as a result of an increase in the number of employees as well as additional share-based compensation expense related to restricted share awards granted in January 2011, offset by a decrease in hotel property acquisition costs as a result of no hotel acquisitions occurring during the three months ended March 31, 2011, as compared to the acquisition of the Hyatt Regency Boston during the three months ended March 31, 2010.

Interest income – Interest income on cash and cash equivalents for the three months ended March 31, 2011 and 2010 was $0.1 million and $49 thousand, respectively.

Interest expense – Interest expense for the three months ended March 31, 2011 and 2010 was $2.0 million and $0, respectively. The increase in interest expense was directly attributable to the increase in long-term debt outstanding during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.

Income tax benefit – Income tax benefit for the three months ended March 31, 2011 and 2010 was $1.0 million and $44 thousand, respectively. The increase in income tax benefit is directly related to an increase in the taxable loss generated by our TRS for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.

Sources and Uses of Cash

For the three months ended March 31, 2011, net cash flows from operating activities were $0.7 million; net cash flows used in investing activities were $4.6 million, of which $3.5 million was used for a deposit on the Courtyard Washington Capitol Hill/Navy Yard under contract that has not yet closed; and net cash flows provided by financing activities were $180.6 million, of which $229.9 million were proceeds from the sale of common shares, offset by a repayment of $45.0 million of outstanding borrowings under our revolving credit facility. As of March 31, 2011, we had cash and cash equivalents of $187.2 million.

On January 14, 2011 the Company paid a dividend of $0.20 per common share to shareholders of record as of December 31, 2010. On March 17, 2011, the Company declared a dividend in the amount of $0.20 per common share to shareholders of record as of March 31, 2011, which was paid on April 15, 2011. We expect to continue declaring distributions to shareholders, as required to maintain our REIT status, although no assurances can be made that we will continue to generate sufficient income to distribute similar aggregate amounts in the future. The per share amounts of future distributions will depend on the number of our common and preferred shares outstanding from time-to-time and will be determined by our board of trustees following its periodic review of our financial performance and capital requirements, and the terms of our revolving credit facility.

Liquidity and Capital Resources

We expect our primary source of cash to meet operating requirements, including payment of dividends in accordance with the REIT requirement of the U.S. federal income tax laws, payment of interest on any borrowings and funding of any capital expenditures, will be from our hotels’ operations and existing cash and cash equivalent balances. We currently expect that our operating cash flows will be sufficient to fund our continuing operations. We intend to incur indebtedness to supplement our investment capital and to maintain flexibility to respond to industry conditions and opportunities. We intend to target an overall debt level of 45-50% of the aggregate purchase prices of all of our portfolio properties.

We expect to meet long-term liquidity requirements, including for new hotel property acquisitions and scheduled debt maturities, through additional secured and unsecured borrowings and issuances of equity securities. Our ability to raise funds through the issuance of equity securities depends on, among other things, general market conditions for hotel companies and REITs and market perceptions about us. We will continue to analyze alternate sources of capital in an effort to minimize our capital costs and maximize our financial flexibility.

On January 21, 2011, we amended our credit agreement to increase the maximum amount we may borrow under our revolving credit facility to $150 million, and to provide for the possibility of further future increases, up to a maximum of $200 million, in accordance with the terms of the amended credit agreement. The revolving credit facility matures on July 30, 2012 and, subject to certain conditions, allows for a one-year extension. The amended credit agreement contains standard financial covenants, including certain leverage ratios, coverage ratios, and a minimum tangible net worth requirement. The amount we can borrow under our revolving credit facility is based on the value of our hotel properties included in the borrowing base, as defined in the credit agreement. As of March 31, 2011, the maximum borrowing availability under the revolving credit facility was $110.4 million and we had no borrowings outstanding under this facility. See Note 5, “Long-Term Debt,” to our consolidated interim financial statements for additional information relating to our revolving credit facility and other long-term debt.

In February 2011, we filed a Registration Statement on Form S-3 with the Securities and Exchange Commission, registering equity securities with a maximum aggregate offering price of up to $500.0 million.

On March 4, 2011, we completed an underwritten public offering of 12,500,000 common shares at a price of $17.75 per share. On March 30, 2011, we sold an additional 1,050,000 shares as a result of the underwriters’ exercise of their option to purchase additional shares. After deducting underwriting fees and offering costs, we generated total net proceeds of approximately $229.9 million. Immediately following the offering, we used $52.0 million of the net proceeds to pay down the then outstanding balance under our revolving credit facility. We will use the remaining proceeds from this offering, together with the borrowing capacity under our revolving credit facility, to invest in new hotel acquisitions and for general business purposes. As of March 31, 2011, we had equity securities with a maximum aggregate offering price of $259.5 million available to issue under our universal shelf registration statement.

On May 2, 2011, we acquired the 195-room Homewood Suites Seattle Convention Center located in Seattle, WA for a purchase price of $53.0 million. We funded the acquisition with available cash.

On May 10, 2011, we acquired the 368-room W Chicago - City Center located in Chicago, IL for a purchase price of $128.8 million. We funded the acquisition with available cash and a borrowing under our revolving credit facility.

Giving effect to the acquisitions of the Homewood Suites Seattle Convention Center and the W Chicago - City Center, we currently have approximately $10 million of cash and cash equivalents, approximately $95 million of maximum borrowing availability under our revolving credit facility, and two unencumbered hotels.

We currently have the 204-room Courtyard Washington Capitol Hill/Navy Yard under contract for a purchase price of $68.0 million, plus customary pro-rated amounts and closing costs. We expect to fund the purchase price by assuming approximately $37.6 million of existing mortgage debt and a borrowing under our revolving credit facility. We have already deposited $3.5 million under the purchase and sale agreement, which is non-refundable except in the event of (1) a default under the purchase and sale agreement by the seller or (2) expressly otherwise provided by the purchase and sale agreement. There can be no assurances that we will complete this acquisition.

After the funding of the pending acquisition of the Courtyard Washington Capitol Hill/Navy Yard and based on our targeted overall debt level of 45-50% of the aggregate purchase prices of all of our portfolio properties, we have approximately $300 million of remaining investment capacity to continue to take advantage of opportunities to add hotels to our portfolio at compelling entry points.

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

Contractual Obligations

The following table sets forth our contractual obligations as of March 31, 2011, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands). There were no other material off-balance sheet arrangements at March 31, 2011, except for two hotel properties with an aggregate purchase price of $121.0 million we were under contract for, one of which was subsequently acquired on May 2, 2011 for a purchase price of $53.0 million.

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Corporate office lease	$1,431	$203	$424	$450	$354
Revolving credit facility, including interest(1)	—	—	—	—	—
Term loan, including interest(1)	62,482	62,482	—	—	—

	$63,913	$62,685	$424	$450	$354

(1)

Assumes no additional borrowings under the revolving credit facility and term loan and interest payments are based on the interest rate in effect as of March 31, 2011. Also assumes no extension options are exercised. See Note 5, “Long-term debt,” to our consolidated interim financial statements for additional information relating to our revolving credit facility and term loan.

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

Critical Accounting Policies

Our consolidated financial statements have been prepared in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances. All of our significant accounting policies, including certain critical accounting policies, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Recently Adopted Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies,” to our consolidated interim financial statements for additional information relating to recently adopted accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We earn interest income from cash and cash equivalent balances. Considering our cash and cash equivalents as of March 31, 2011, if interest rates increase or decrease by 0.1%, our interest income will increase or decrease by approximately $0.2 million, respectively.

As of March 31, 2011, we had $60.0 million of debt outstanding from borrowings under our revolving credit facility and term loan. Amounts borrowed under each our revolving credit facility and term loan bear interest at variable rates based on LIBOR plus 3.75%, subject to a LIBOR floor of 2.00%. Because the prevailing LIBOR is below the interest rate floor, if prevailing LIBOR on our debt under our revolving credit facility and term loan were to decrease, we would not experience any benefits in terms of reduced interest expense. Conversely, if applicable LIBOR were to increase to reach 3.00%, or a 1.00% increase over the interest rate floor in effect, the increase in interest expense on our debt would decrease future earnings and cash flows by approximately $0.6 million annually, assuming that the amount outstanding under each our revolving credit facility and term loan were to remain at $0 and $60.0 million, respectively, the balances at March 31, 2011.

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

There have been no material changes from the risk factors disclosed under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

The following table provides information about our purchases of our common shares during the three months ended March 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2011—January 31, 2011	8,341	$18.95	n/a	n/a
February 1, 2011—February 28, 2011	2,709	$18.81	n/a	n/a
March 1, 2011—March 31, 2011	—	—	n/a	n/a

	11,050	$18.92	n/a	n/a

We do not currently have a repurchase plan or program in place. However, we do provide employees who have been granted restricted common shares the option of selling shares to us to satisfy the minimum statutory tax withholding requirements on the date their shares vest. The common shares repurchased during the three months ended March 31, 2011 related to such repurchases.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this Form 10-Q:

Exhibit Number	Description of Exhibit

10.1	Amended and Restated Credit Agreement, dated January 21, 2011, by and among Chesapeake Lodging, L.P., as borrower, the financial institutions party thereto and their assignees under section 13.6, as lenders and Wells Fargo Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K filed on February 16, 2011)

10.2	Purchase and Sale Agreement by and between NJA Hotel LLC and CHSP Navy Yard LLC, dated as of February 23, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 28, 2011)

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President, Chief Financial Officer and Treasurer

32.1	Section 1350 Certification of President and Chief Executive Officer

32.2	Section 1350 Certification of Executive Vice President, Chief Financial Officer and Treasurer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHESAPEAKE LODGING TRUST

Date: May 11, 2011	By:	/S/ DOUGLAS W. VICARI
Douglas W. Vicari
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/S/ GRAHAM J. WOOTTEN
Graham J. Wootten
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)