Form 10-Q
period 2011-06-30
Chesapeake Lodging Trust
filed 2011-08-11
CIK 1473078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

As of August 10, 2011, the registrant had 32,161,620 common shares issued and outstanding.

CHESAPEAKE LODGING TRUST

PART I

Item 1.	Financial Statements

CHESAPEAKE LODGING TRUST

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Property and equipment, net	$665,613	$364,940
Intangible asset, net of accumulated amortization of $671 and $411, respectively	35,434	35,694
Cash and cash equivalents	26,792	10,551
Restricted cash	8,005	2,588
Accounts receivable, net of allowance for doubtful accounts of $58 and $69, respectively	6,848	4,186
Prepaid expenses and other assets	6,430	4,606
Deferred financing costs, net of accumulated amortization of $1,715 and $641, respectively	3,325	2,743

Total assets	$752,447	$425,308

LIABILITIES AND SHAREHOLDERS’ EQUITY
Long-term debt	$203,622	$105,000
Accounts payable and accrued expenses	18,568	11,373
Dividends payable	6,419	3,679

Total liabilities	228,609	120,052

Commitments and contingencies (Note 9)
Preferred shares, $.01 par value; 100,000,000 shares authorized; no shares issued and outstanding, respectively	—	—
Common shares, $.01 par value; 400,000,000 shares authorized; 32,161,620 shares and 18,435,670 shares issued and outstanding, respectively	322	184
Additional paid-in capital	542,243	311,303
Cumulative dividends in excess of net income	(18,727)	(6,231)

Total shareholders’ equity	523,838	305,256

Total liabilities and shareholders’ equity	$752,447	$425,308

The accompanying notes are an integral part of these financial statements.

CHESAPEAKE LODGING TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
REVENUE
Rooms	$29,884	$8,769	$47,153	$10,576
Food and beverage	9,206	2,710	15,087	3,238
Other	1,204	296	2,041	382

Total revenue	40,294	11,775	64,281	14,196

EXPENSES
Hotel operating expenses:
Rooms	6,751	1,833	11,431	2,300
Food and beverage	6,395	1,801	11,191	2,230
Other direct	612	196	1,072	242
Indirect	11,753	3,439	20,858	4,321

Total hotel operating expenses	25,511	7,269	44,552	9,093
Depreciation and amortization	3,767	744	6,751	952
Intangible asset amortization	130	130	260	152
Corporate general and administrative:
Share-based compensation	801	429	1,459	829
Hotel acquisition costs	3,671	453	3,917	1,127
Other	1,645	1,407	3,328	2,094

Total operating expenses	35,525	10,432	60,267	14,247

Operating income (loss)	4,769	1,343	4,014	(51)
Interest income	57	36	124	85
Interest expense	(1,875)	—	(3,902)	—

Income before income taxes	2,951	1,379	236	34
Income tax benefit (expense)	(914)	(12)	132	32

Net income	$2,037	$1,367	$368	$66

Net income available per common share—basic and diluted	$0.06	$0.15	$0.01	$0.01

The accompanying notes are an integral part of these financial statements.

CHESAPEAKE LODGING TRUST

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

			Additional Paid-In Capital	Cumulative Dividends in Excess of Net Income	Total

	Common Shares
	Shares	Amount
Balances at December 31, 2010	18,435,670	$184	$311,303	$(6,231)	$305,256
Sale of common shares, net of underwriting fees and offering costs	13,550,000	136	229,692	—	229,828
Repurchase of common shares	(11,050)	—	(209)	—	(209)
Issuance of restricted common shares	187,000	2	(2)	—	—
Amortization of deferred compensation	—	—	1,459	—	1,459
Declaration of dividends on common shares	—	—	—	(12,864)	(12,864)
Net income	—	—	—	368	368

Balances at June 30, 2011	32,161,620	$322	$542,243	$(18,727)	$523,838

The accompanying notes are an integral part of these financial statements.

CHESAPEAKE LODGING TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$368	$66
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,751	952
Intangible asset amortization	260	152
Deferred financing costs amortization	1,074	—
Share-based compensation	1,459	829
Changes in assets and liabilities:
Accounts receivable, net	(1,828)	(1,976)
Prepaid expenses and other assets	(272)	(91)
Accounts payable and accrued expenses	4,262	3,837

Net cash provided by operating activities	12,074	3,769

Cash flows from investing activities:
Acquisition of hotels, net of cash acquired	(266,245)	(159,007)
Deposit on hotel acquisitions	(1,000)	(750)
Improvements and additions to hotels	(1,019)	(1,497)
Change in restricted cash	(5,417)	(438)

Net cash used in investing activities	(273,681)	(161,692)

Cash flows from financing activities:
Proceeds from sale of common shares, net of underwriting fees	230,291	171,131
Payment of offering costs related to sale of common shares	(481)	(1,644)
Net borrowings (repayments) under revolving credit facility	(35,000)	—
Proceeds from issuance of mortgage debt	95,000	—
Deposit on loan application	—	(50)
Payment of deferred financing costs	(1,656)	(127)
Payment of dividends to common shareholders	(10,097)	—
Repurchase of common shares	(209)	(1)
Repayment of related-party loan	—	(249)

Net cash provided by financing activities	277,848	169,060

Net increase in cash	16,241	11,137
Cash and cash equivalents, beginning of period	10,551	23

Cash and cash equivalents, end of period	$26,792	$11,160

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,609	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

CHESAPEAKE LODGING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Description of Business

Chesapeake Lodging Trust (the “Company”) is a self-advised real estate investment trust (“REIT”) that was organized in the state of Maryland on June 12, 2009 and completed its initial public offering (“IPO”) on January 27, 2010. The Company is focused on investments primarily in upper-upscale hotels in major business and convention markets and, on a selective basis, premium select-service and extended-stay hotels in urban settings or unique locations in the United States of America (“U.S.”). As of June 30, 2011, the Company owned nine hotels with an aggregate of 2,606 rooms in four states and the District of Columbia.

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

Restricted Cash—Restricted cash includes reserves held in escrow for normal replacements of furniture, fixtures and equipment (“FF&E”), property improvement plans (each, a “PIP”), real estate taxes, and insurance pursuant to certain requirements in the Company’s hotel management, franchise, and loan agreements.

Investments in Hotels—The Company allocates the purchase prices of hotels acquired based on the fair value of the acquired property, FF&E, and identifiable intangible assets and the fair value of the liabilities assumed. In making estimates of fair value for purposes of allocating the purchase price, the Company utilizes a number of sources of information that are obtained in connection with the acquisition of a hotel, including valuations performed by independent third parties and cost segregation studies. The Company also considers information obtained about each hotel as a result of its pre-acquisition due diligence in estimating the fair value of the tangible and intangible assets acquired. Hotel acquisition costs, such as transfer taxes, title insurance, environmental and property condition reviews, and legal and accounting fees, are expensed in the period incurred.

Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, generally 15 to 40 years for buildings and building improvements and three to ten years for FF&E. Leasehold improvements are amortized over the shorter of the lease term or the useful lives of the related assets. Replacements and improvements at the hotels are capitalized, while repairs and maintenance are expensed as incurred. Upon the sale or retirement of property and equipment, the cost and related accumulated depreciation are removed from the Company’s accounts and any resulting gain or loss is recognized in the consolidated statements of operations.

Intangible assets are recorded on non-market contracts, including air rights and lease, management and franchise agreements, assumed as part of the acquisition of certain hotels. Above-market and below-market contract values are based on the present value of the difference between contractual amounts to be paid pursuant to the contracts acquired and the Company’s estimate of the fair market contract rates for corresponding contracts measured over a period equal to the remaining non-cancelable term of the contracts acquired. Contracts acquired which are at market do not have significant value. Intangible assets are amortized using the straight-line method over the remaining non-cancelable term of the related contracts.

The Company reviews its hotels for impairment whenever events or changes in circumstances indicate that the carrying values of the hotels may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel’s estimated fair market value is recorded and an impairment loss is recognized. No impairment losses have been recognized for the three and six months ended June 30, 2011 and 2010.

The Company classifies a hotel as held for sale in the period in which it has made the decision to dispose of the hotel, a binding agreement to purchase the property has been signed under which the buyer has committed a significant amount of nonrefundable cash, and no significant financing contingencies exist which could cause the transaction not to be completed in a timely manner. If these criteria are met, depreciation and amortization of the hotel will cease and an impairment loss will be recognized if the fair value of the hotel, less the costs to sell, is lower than the carrying amount of the hotel. The Company will classify the loss, together with the related operating results, as discontinued operations in the consolidated statements of operations and classify the assets and related liabilities as held for sale in the consolidated balance sheet(s). As of June 30, 2011, the Company had no assets held for sale or liabilities related to assets held for sale.

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

Fair Value of Financial Instruments—The Company’s financial instruments include cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, and long-term debt. The carrying values reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses approximate fair value.

The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument using estimated market rates of debt instruments with similar maturities and credit profiles. As of June 30, 2011, the carrying value reported in the consolidated balance sheet for long-term debt approximated its fair value.

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

Share-Based Compensation—From time-to-time, the Company grants restricted share awards to employees and trustees. To-date, the Company has granted two types of restricted share awards: (1) awards that vest solely on continued employment or service (time-based awards) and (2) awards that vest based on the Company achieving specified levels of relative total shareholder return and continued employment (performance-based awards). The Company measures share-based compensation expense for the restricted share awards based on the fair value of the awards on the date of grant. The fair value of time-based awards is determined based on the closing price of the Company’s common shares on the measurement date, which is generally the date of grant. The fair value of performance-based awards is determined using a Monte Carlo simulation. For time-based awards, share-based compensation expense is recognized on a straight-line basis over the life of the entire award. For performance-based awards, share-based compensation expense is recognized over the requisite service period for each award. No share-based compensation expense is recognized for awards for which employees or trustees do not render the requisite service.

Earnings Per Share—Basic earnings per share is computed by dividing net income, adjusted for dividends declared on and undistributed earnings allocated to unvested time-based awards, by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income, adjusted for dividends declared on and earnings allocated to unvested time-based awards, by the weighted-average number of common shares outstanding, plus potentially dilutive securities, such as unvested performance-based awards, during the period. The Company’s unvested time-based awards are entitled to receive non-forfeitable dividends, if declared. Therefore, unvested time-based awards qualify as participating securities, requiring the allocation of dividends and undistributed earnings under the two-class method to calculate basic earnings per share. The percentage of undistributed earnings allocated to the unvested time-based awards is based on the proportion of the weighted-average unvested time-

based awards outstanding during the period to the total of the weighted-average common shares and unvested time-based awards outstanding during the period. No adjustment is made for shares that are anti-dilutive during the period.

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

3. Acquisition of Hotels

During 2010, the Company acquired five hotels for approximately $404.4 million. The hotels acquired were:

Hotel	Location	Rooms	Acquisition Date
Hyatt Regency Boston	Boston, MA	498	March 18, 2010
Hilton Checkers Los Angeles	Los Angeles, CA	188	June 1, 2010
Courtyard Anaheim at Disneyland Resort	Anaheim, CA	153	July 30, 2010
Boston Marriott Newton	Newton, MA	430	July 30, 2010
Le Meridien San Francisco	San Francisco, CA	360	December 15, 2010

		1,629

On May 2, 2011, the Company acquired the 195-room Homewood Suites Seattle Convention Center located in Seattle, Washington for approximately $53.0 million. The Company entered into an agreement with Evolution Hospitality to operate the hotel.

On May 10, 2011, the Company acquired the 368-room W Chicago – City Center located in Chicago, Illinois for approximately $127.5 million. The Company entered into an agreement with Starwood Hotels & Resorts Worldwide, Inc. to continue operating the hotel.

On June 17, 2011, the Company acquired the 210-room Hotel Indigo San Diego Gaslamp Quarter located in San Diego, California for approximately $55.3 million. The Company entered into an agreement with InterContinental Hotels Group to continue operating the hotel.

On June 30, 2011, the Company acquired the 204-room Courtyard Washington Capitol Hill/Navy Yard located in Washington, DC for approximately $69.1 million. As part of the acquisition, the Company assumed a mortgage loan with a fair value of $38.6 million. The Company entered into an agreement with Crestline Hotels & Resorts, Inc. to operate the hotel.

The allocation of the purchase prices to the acquired assets and liabilities based on their fair values was as follows (in thousands):

2011 Acquisitions
Land and land improvements	$54,027
Buildings and leasehold improvements	238,398
Furniture, fixtures and equipment	13,980
Cash	53
Accounts receivable, net	834
Prepaid expenses and other assets	535
Accounts payable and accrued expenses	(2,907)
Mortgage loan	(37,497)
Premium on mortgage loan	(1,125)

Net assets acquired	$266,298

The following financial information presents the pro forma results of operations of the Company for the three and six months ended June 30, 2011 and 2010 as if all acquisitions during 2010 and 2011 had taken place on January 1, 2010. Since the Company commenced operations on January 27, 2010 upon completion of the IPO, pro forma adjustments have been included for corporate general and administrative expenses and income taxes for the six months ended June 30, 2010. The pro forma results for the three and six months ended June 30, 2011 and 2010 have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have actually occurred had all transactions taken place on January 1, 2010, or of future results of operations (in thousands, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Total revenue	$49,662	$46,318	$86,145	$79,659
Total hotel operating expenses	31,789	30,813	60,325	57,882
Total operating expenses	39,352	37,673	75,332	79,164
Operating income	10,310	8,645	10,813	495
Net income (loss)	6,825	5,191	183	(6,197)
Net income (loss) available per common share—basic and diluted	$0.21	$0.16	$—	$(0.20)

4. Property and Equipment

Property and equipment as of June 30, 2011 and December 31, 2010 consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Land and land improvements	$111,507	$57,467
Buildings and leasehold improvements	517,469	278,689
Furniture, fixtures and equipment	47,838	33,567
Construction-in-progress	343	10

	677,157	369,733
Less: accumulated depreciation and amortization	(11,544)	(4,793)

Property and equipment, net	$665,613	$364,940

5. Long-Term Debt

Long-term debt as of June 30, 2011 and December 31, 2010 consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Revolving credit facility	$10,000	$45,000
Term loan	60,000	60,000
Other mortgage loans	132,497	—

	202,497	105,000
Unamortized premium	1,125	—

Long-term debt	$203,622	$105,000

On July 30, 2010, the Company entered into a credit agreement to obtain a $115 million, two-year secured revolving credit facility with a syndicate of banks. On January 21, 2011, the Company amended the credit agreement to increase the maximum amounts the Company may borrow under the revolving credit facility from $115 million to $150 million and to provide for the possibility of further future increases, up to a maximum of $200 million, in accordance with the terms of the amended credit agreement. Subject to certain conditions, the revolving credit facility allows for a one-year extension. Borrowings under the revolving credit facility bear interest equal to LIBOR plus 3.75%, subject to a LIBOR floor of 2.00%. The amount that the Company can borrow under the revolving credit facility is based on the value of the Company’s hotels included in the borrowing base, as defined in the amended credit agreement. As of June 30, 2011, the revolving credit facility was secured by three hotels providing maximum borrowing availability of $63.7 million. The amended credit agreement contains standard financial covenants, including certain leverage ratios, coverage ratios, and a minimum tangible net worth requirement.

On December 15, 2010, in connection with the acquisition of the Le Meridien San Francisco, the Company entered into a loan agreement to obtain a $60 million one-year secured term loan with Wells Fargo Bank, N.A. Borrowings under the term loan bear interest equal to LIBOR plus 3.75%, subject to a LIBOR floor of 2.00%. This term loan was repaid on July 8, 2011.

As of June 30, 2011, the interest rate in effect for borrowings under both the revolving credit facility and the term loan was 5.75%.

On June 30, 2011, the Company entered into a loan agreement to obtain a $95.0 million loan with Goldman Sachs Commercial Mortgage Capital, L.P. The loan matures in July 2016 and is secured by the Hyatt Regency Boston. The loan carries a fixed interest rate of 5.0085% per annum, with principal and interest payments calculated based on a 30-year amortization. In addition, the loan agreement contains standard provisions that require the loan servicer to maintain escrow accounts for certain items, including the completion of a PIP and real estate taxes.

On June 30, 2011, in connection with the acquisition of the Courtyard Washington Capitol Hill/Navy Yard, the Company assumed an existing loan agreement with an outstanding principal balance of $37.5 million. The loan matures in November 2016 and is secured by the Courtyard Washington Capitol Hill/Navy Yard. The loan carries a fixed interest rate of 5.90% per annum, with principal and interest payments calculated based on a 30-year amortization. Based on current interest rates on similar types of debt instruments, the Company recorded the loan at its estimated fair value of $38.6 million. In addition, the loan agreement contains standard provisions that require the loan servicer to maintain escrow accounts for certain items, including normal replacements of FF&E, the completion of a PIP, and real estate taxes.

As of June 30, 2011, the Company was in compliance with all financial covenants under its borrowing arrangements. As of June 30, 2011, the Company’s weighted-average interest rate on its long-term debt was 5.43%. Future scheduled principal payments of debt obligations (assuming no exercise of extension options on any such debt) as of June 30, 2011 are as follows (in thousands):

Year	Amounts
2011	$60,000
2012	10,000
2013	—
2014	—
2015	—
Thereafter	132,497

$202,497

6. Earnings Per Share

The following is a reconciliation of the amounts used in calculating basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator:
Net income	$2,037	$1,367	$368	$66
Less: Dividends declared on unvested time-based awards	(61)	—	(120)	—
Less: Undistributed earnings allocated to unvested time-based awards	—	(31)	—	(1)

Net income available to common shareholders	$1,976	$1,336	$248	$65

Denominator:
Weighted-average number of common shares outstanding—basic and diluted	31,794,886	9,098,930	26,993,332	9,083,306
Net income available per common share—basic and diluted	$0.06	$0.15	$0.01	$0.01

For the three and six months ended June 30, 2011, 63,870 unvested performance-based awards, and for the three and six months ended June 30, 2010, 38,370 unvested performance-based awards, were excluded from diluted weighted-average common shares outstanding, as their effect would have been anti-dilutive.

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

On March 4, 2011, the Company completed an underwritten public offering of 12,500,000 common shares at a price of $17.75 per share. On March 30, 2011, the Company sold an additional 1,050,000 shares as a result of the exercise of the underwriters’ option to purchase additional shares. After deducting underwriting fees and offering costs, the Company generated total net proceeds of approximately $229.8 million.

For the six months ended June 30, 2011, the Company issued 187,000 restricted common shares to its employees and trustees. For the six months ended June 30, 2011, the Company repurchased 11,050 common shares from employees to satisfy the minimum statutory tax withholding requirements related to the vesting of their previously granted restricted common shares. As of June 30, 2011, the Company had 32,161,620 common shares outstanding.

On January 14, 2011, the Company paid a dividend of $0.20 per share to its common shareholders of record as of December 31, 2010. On April 15, 2011, the Company paid a dividend of $0.20 per share to its common shareholders of record as of March 31, 2011. On July 15, 2011, the Company paid a dividend of $0.20 per share to its common shareholders of record as of June 30, 2011.

Preferred Shares—The Company is authorized to issue up to 100,000,000 preferred shares, $.01 par value per share. The Company’s board of trustees is required to set for each class or series of preferred shares the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption. No preferred shares were outstanding at June 30, 2011.

Universal Shelf—In February 2011, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission, registering equity securities with a maximum aggregate offering price of up to $500.0 million. As of June 30, 2011, the Company had equity securities with a maximum aggregate offering price of $259.5 million available to issue.

8. Equity Plan

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

For the six months ended June 30, 2011, the Company granted 187,000 restricted common shares to certain employees and trustees. Two types of shares were granted: (1) 161,500 shares that vest solely on continued employment or service (time-based awards) and (2) 25,500 shares that vest based on the Company achieving specified levels of relative total shareholder return and continued employment (performance-based awards). For employees, the time-based awards are eligible to vest at the rate of one-half of the number of restricted shares granted commencing on the second anniversary of the Company’s IPO. For trustees, the time-based awards are eligible to vest fully on the date of the Company’s first annual meeting following the grant date. The performance-based awards are eligible to vest at the rate of one-half of the number of restricted shares granted commencing on December 31, 2011 and the year thereafter. Additional vesting of performance-based awards can also occur at December 31, 2012 based on the cumulative level of relative total shareholder return during the performance measurement period commencing on the completion of the Company’s IPO. Dividends on the performance-based awards will accrue, but will not be paid unless the related shares vest. The fair value of the performance-based awards was determined using a Monte Carlo simulation with the following assumptions: volatility of 65.88%; an expected term equal to the requisite service period for the awards; and a risk-free interest rate of 0.59%.

As of June 30, 2011, there was approximately $4.8 million of unrecognized share-based compensation expense related to restricted common shares. The unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1.5 years. The following is a summary of the Company’s restricted common shares for the six months ended June 30, 2011:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Restricted common shares as of December 31, 2010	250,414	$18.50
Granted	187,000	$17.28
Vested	(70,680)	$19.12
Forfeited	—	—

Restricted common shares as of June 30, 2011	366,734	$17.75

As of June 30, 2011, subject to increases that may result in the case of any future forfeiture of currently outstanding awards, 10,134 common shares were reserved and available for future issuances under the Plan.

9. Commitments and Contingencies

Management Agreements—The Company’s hotels operate pursuant to management agreements with various third-party management companies. Each management company receives a base management fee generally between 1% and 4% of hotel revenues. The management companies are also eligible to receive an incentive management fee if hotel operating income, as defined in the management agreements, exceeds certain performance thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel.

Franchise Agreements—As of June 30, 2011, six of the Company’s hotels operated pursuant to franchise agreements with international hotel companies, and the other three hotels operated pursuant to management agreements that allowed them to operate under their respective brands. Under these six franchise agreements, the Company generally pays a royalty fee ranging from 3% to 6% of room revenues and up to 3% of food and beverage revenues, plus additional fees for marketing, central reservation systems, and other franchisor costs that amount to between 1% and 5% of room revenues.

Purchase and Sale Agreements—As of June 30, 2011, the Company had entered into definitive agreements to acquire two hotels. The Company subsequently acquired the 177-room Hotel Adagio located in San Francisco, California on July 8, 2011. The Company has pending an acquisition of a hotel, currently under development, located in New York, New York, for a purchase price of $52.2 million. The Company expects to fund the purchase price by borrowing under its revolving credit facility. The Company has deposited $2.0 million under the terms of the purchase and sale agreement, which is non-refundable except in the event of (i) a default under the purchase and sale agreement by the seller or (ii) expressly otherwise provided by the purchase and sale agreement. Given the acquisition is subject to completion of the hotel by the third-party developer and customary closing conditions, the Company can give no assurance that the acquisition will be consummated.

FF&E Reserves—Pursuant to its management, franchise and loan agreements, the Company is required to establish a FF&E reserve for each hotel to cover the cost of replacing FF&E. Contributions to the FF&E reserve are based on a percentage of gross revenues at each hotel. The Company is generally required to contribute between 3% and 5% of gross revenues over the term of the agreements.

Litigation—The Company is not involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Company.

10. Subsequent Events

On July 8, 2011, the Company acquired the 177-room Hotel Adagio located in San Francisco, California for a purchase price of $42.25 million. The Company funded the acquisition with a borrowing under its revolving credit facility. The Company entered into an agreement with Joie de Vivre Hospitality, Inc. to operate the hotel as an upper-upscale boutique hotel.

On July 8, 2011, the Company entered into a loan agreement with Wells Fargo Bank, N.A. to obtain a $130.0 million term loan maturing in July 2014, subject to two one-year extension options that may be exercised subject to certain conditions. The loan is secured by the Le Meridien San Francisco and the W Chicago – City Center. Proceeds from the loan were used to repay the Company’s previous $60.0 million term loan secured by the Le Meridien San Francisco. The loan bears interest equal to LIBOR, plus 3.65%, subject to a LIBOR floor of 1.00%. Contemporaneous with the closing of the term loan, the Company entered into an interest rate swap to effectively fix the interest rate at 4.65% per annum for the first two years, and a one-month LIBOR interest rate cap with a 5.0% strike price for the third year.

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

Overview

We were organized as a self-advised REIT in the state of Maryland in June 2009, with a focus on investments primarily in upper-upscale hotels in major business and convention markets and, on a selective basis, premium select-service and extended-stay hotels in urban settings or unique locations in the U.S. We believe current industry dynamics have and will continue to create attractive opportunities to acquire high-quality hotels, at prices below replacement costs, with attractive yields on investment and significant upside potential. We completed our IPO in January 2010 and have since acquired the following ten hotels, and entered into a definitive agreement to acquire an eleventh hotel, currently under development, located in midtown Manhattan, New York, New York:

Hotel	Location	Rooms	Acquisition Date
Hyatt Regency Boston	Boston, MA	498	March 18, 2010
Hilton Checkers Los Angeles	Los Angeles, CA	188	June 1, 2010
Courtyard Anaheim at Disneyland Resort	Anaheim, CA	153	July 30, 2010
Boston Marriott Newton	Newton, MA	430	July 30, 2010
Le Meridien San Francisco	San Francisco, CA	360	December 15, 2010
Homewood Suites Seattle Convention Center	Seattle, WA	195	May 2, 2011
W Chicago - City Center	Chicago, IL	368	May 10, 2011
Hotel Indigo San Diego Gaslamp Quarter	San Diego, CA	210	June 17, 2011
Courtyard Washington Capitol Hill/Navy Yard	Washington, DC	204	June 30, 2011
Hotel Adagio	San Francisco, CA	177	July 8, 2011

The U.S. lodging industry began experiencing positive trends in lodging demand in 2010 as a result of a recovering economy and increasing consumer confidence and corporate profitability as compared to the period from 2008 through 2009. Furthermore, lodging supply growth decreased to historically low and below average rates as a result of the economic recession, which led to a significant slowdown in construction starts and financing. Increasing demand for lodging rooms continued and strengthened in the first half of 2011, particularly in major urban markets.

During the second quarter of 2011 and through July, we remained active in growing our hotel portfolio and executing our acquisition strategy, acquiring or committing to acquire six hotels with aggregate purchase prices of $399.8 million, all located in central business districts of markets with high barriers-to-entry. In addition, we took advantage of the attractive interest rate environment by closing on $225.0 million of mortgage financings, secured by three of our hotels which lowered our weighted-average cost of debt.

In the second quarter of 2011, room revenue per available room (“RevPAR”) for the U.S. lodging industry increased 8.1% as a result of an increase in occupancy of 2.7 percentage points and an increase in average daily rate (“ADR”) of 3.5%. Increases in ADR typically result in higher hotel profitability than increases in occupancy since variable hotel expenses generally do not increase correspondingly. Our hotel portfolio saw an even greater increase in RevPAR than that of the industry as our hotels are located in major markets and primarily driven by the business transient customer. Given occupancy levels at our hotels had already stabilized to over 80%, our hotels were able to continue reducing the amount of discounted business in order to take in higher-rated business and increase ADR. Our hotels which benefit from group business also began to see group rates and booking pace improve meaningfully during the quarter, which bodes well for the second half of 2011 and for 2012.

We expect these positive trends to continue for the remainder of the year despite the slow overall economic growth and persistently high unemployment rates, as business and international travel remain strong. Furthermore, with the supply of available rooms expected to rise at depressed levels over the next several years, we expect increasing lodging demand to result in meaningful growth in RevPAR for several years to come.

As lodging industry fundamentals continue to improve, the hotel transaction market remains active. The environment remains competitive; however, we feel strongly that we can continue to prudently deploy capital and build our hotel portfolio as we proceed into the second half of 2011. We continue to believe the investment opportunities today are compelling and will be viewed as significantly discounted entry points as the lodging cycle continues to grow through a multi-year recovery period.

Results of Operations

Comparison of three months ended June 30, 2011 and 2010

Results of operations for the three months ended June 30, 2011 include the operating activity of five hotels for the full quarter and four hotels for part of the quarter whereas the results of operations for the three months ended June 30, 2010 include the operating activity of one hotel for the full quarter and one hotel for part of the quarter. As a result, comparisons of results of operations between the periods are not meaningful.

Revenues – Total revenue for the three months ended June 30, 2011 and 2010 was $40.3 million and $11.8 million, respectively. Total revenue for the three months ended June 30, 2011 included rooms revenue of $29.9 million, food and beverage revenue of $9.2 million, and other revenue of $1.2 million. Total revenue for the three months ended June 30, 2010 included rooms revenue of $8.8 million, food and beverage revenue of $2.7 million, and other revenue of $0.3 million.

Hotel operating expenses – Hotel operating expenses, excluding depreciation and amortization, for the three months ended June 30, 2011 and 2010 were $25.5 million and $7.3 million, respectively. Direct hotel operating expenses for the three months ended June 30, 2011 included rooms expense of $6.8 million, food and beverage expense of $6.4 million, and other direct expenses of $0.6 million. Direct hotel operating expenses for the three months ended June 30, 2010 included rooms expense of $1.8 million, food and beverage expense of $1.8 million, and other direct expenses of $0.2 million. Indirect hotel operating expenses, which includes management and franchise fees, real estate taxes, insurance, utilities, repairs and maintenance, advertising and sales, and general and administrative expenses, for the three months ended June 30, 2011 and 2010 were $11.8 million and $3.4 million, respectively.

Depreciation and amortization – Depreciation and amortization expense for the three months ended June 30, 2011 and 2010 was $3.8 million and $0.7 million, respectively.

Intangible asset amortization – Intangible asset amortization expense, relating to an air rights contract associated with the Hyatt Regency Boston, for the three months ended June 30, 2011 and 2010 was $0.1 million.

Corporate general and administrative – Total corporate general and administrative expenses for the three months ended June 30, 2011 and 2010 were $6.1 million and $2.3 million, respectively. Included in corporate general and administrative expenses for the three months ended June 30, 2011 and 2010 was $0.8 million and $0.4 million, respectively, of non-cash share-based compensation expense. Hotel acquisition costs, also included within corporate general and administrative expenses, for the three months ended June 30, 2011 and 2010 were $3.7 million and $0.5 million, respectively. The increase in corporate and general administrative expense is primarily a result of an increase in hotel acquisition costs as a result of four hotel acquisitions occurring during the three months ended June 30, 2011, as compared to one hotel acquisition during the three months ended June 30, 2010, and additional share-based compensation expense related to restricted share awards granted in January 2011.

Interest income – Interest income on cash and cash equivalents for the three months ended June 30, 2011 and 2010 was $57 thousand and $36 thousand, respectively.

Interest expense – Interest expense for the three months ended June 30, 2011 was $1.9 million. There was no long-term debt outstanding during the three months ended June 30, 2010.

Income tax expense – Income tax expense for the three months ended June 30, 2011 and 2010 was $0.9 million and $12 thousand, respectively. The increase in income tax expense is directly related to an increase in taxable income generated by our TRS for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.

Comparison of six months ended June 30, 2011 and 2010

Results of operations for the six months ended June 30, 2011 include the operating activity of five hotels for the full period and four hotels for part of the period whereas the results of operations for the six months ended June 30, 2010 include the operating activity of two hotels for part of the period. As a result, comparisons of results of operations between the periods are not meaningful.

Revenues – Total revenue for the six months ended June 30, 2011 and 2010 was $64.3 million and $14.2 million, respectively. Total revenue for the six months ended June 30, 2011 included rooms revenue of $47.2 million, food and beverage revenue of $15.1 million, and other revenue of $2.0 million. Total revenue for the six months ended June 30, 2010 included rooms revenue of $10.6 million, food and beverage revenue of $3.2 million, and other revenue of $0.4 million.

Hotel operating expenses – Hotel operating expenses, excluding depreciation and amortization, for the six months ended June 30, 2011 and 2010 were $44.6 million and $9.1 million, respectively. Direct hotel operating expenses for the six months ended June 30, 2011 included rooms expense of $11.4 million, food and beverage expense of $11.2 million, and other direct expenses of $1.1 million. Direct hotel operating expenses for the six months ended June 30, 2010 included rooms expense of $2.3 million, food and beverage expense of $2.2 million, and other direct expenses of $0.2 million. Indirect hotel operating expenses, which includes management and franchise fees, real estate taxes, insurance, utilities, repairs and maintenance, advertising and sales, and general and administrative expenses, for the six months ended June 30, 2011 and 2010 were $20.9 million and $4.3 million, respectively.

Depreciation and amortization – Depreciation and amortization expense for the six months ended June 30, 2011 and 2010 was $6.8 million and $1.0 million, respectively.

Intangible asset amortization – Intangible asset amortization expense, relating to an air rights contract associated with the Hyatt Regency Boston, for the six months ended June 30, 2011 and 2010 was $0.3 million and $0.2 million, respectively.

Corporate general and administrative – Total corporate general and administrative expenses for the six months ended June 30, 2011 and 2010 were $8.7 million and $4.1 million, respectively. Included in corporate general and administrative expenses for the six months ended June 30, 2011 and 2010 was $1.5 million and $0.8 million, respectively, of non-cash share-based compensation expense. Hotel acquisition costs, also included within corporate general and administrative expenses, for the six months ended June 30, 2011 and 2010 were $3.9 million and $1.1 million, respectively. The increase in corporate and general administrative expense is primarily a result of an increase in hotel acquisition costs as a result of four hotel acquisitions occurring during the six months ended June 30, 2011, as compared to two hotel acquisitions occurring during the six months ended June 30, 2010, an increase in employee compensation expense as a result of an increase in the number of employees as well as additional share-based compensation expense related to restricted share awards granted in January 2011.

Interest income – Interest income on cash and cash equivalents for the six months ended June 30, 2011 and 2010 was $0.1 million.

Interest expense – Interest expense for the six months ended June 30, 2011 was $3.9 million. There was no long-term debt outstanding during the six months ended June 30, 2010.

Income tax benefit – Income tax benefit for the six months ended June 30, 2011 and 2010 was $0.1 million and $32 thousand, respectively. Income tax benefit is related to a taxable loss generated by our TRS during the period.

Sources and Uses of Cash

For the six months ended June 30, 2011, net cash flows from operating activities were $12.1 million; net cash flows used in investing activities were $273.7 million, including $266.2 million to acquire four hotels; and net cash flows provided by financing activities were $277.8 million, including $229.8 million from the sale of common shares and a $95 million mortgage loan, offset by a net repayments of $35.0 million on outstanding borrowings under our revolving credit facility. As of June 30, 2011, we had cash and cash equivalents of $26.8 million.

On January 14, 2011, the Company paid a dividend of $0.20 per share to its common shareholders of record as of December 31, 2010. On April 15, 2011, the Company paid a dividend of $0.20 per share to its common shareholders of record as of March 31, 2011. On July 15, 2011, the Company paid a dividend of $0.20 per share to its common shareholders of record as of June 30, 2011. We expect to continue declaring distributions to shareholders, as required to maintain our REIT status, although no assurances can be made that we will continue to generate sufficient income to distribute similar aggregate amounts in the future. The per share amounts of future distributions will depend on the number of our common and preferred shares outstanding from time-to-time and will be determined by our board of trustees following its periodic review of our financial performance and capital requirements, and the terms of our existing borrowing arrangements.

Liquidity and Capital Resources

We expect our primary source of cash to meet operating requirements, including payment of dividends in accordance with the REIT requirement of the U.S. federal income tax laws, payment of interest on any borrowings and funding of any capital expenditures, will be from our hotels’ operations and existing cash and cash equivalent balances. We currently expect that our operating cash flows will be sufficient to fund our continuing operations. We intend to incur indebtedness to supplement our investment capital and to maintain flexibility to respond to industry conditions and opportunities. We intend to target an overall debt level of 45-55% of the aggregate purchase prices of our portfolio properties.

We expect to meet long-term liquidity requirements, including for new hotel acquisitions and scheduled debt maturities, through additional secured and unsecured borrowings and issuances of equity and debt securities. Our ability to raise funds through the issuance of equity and debt securities depends on, among other things, general market conditions for hotel companies and REITs and market perceptions about us. We will continue to analyze alternate sources of capital in an effort to minimize our capital costs and maximize our financial flexibility.

On January 21, 2011, we amended our credit agreement to increase the maximum amount we may borrow under our revolving credit facility to $150 million, and to provide for the possibility of further future increases, up to a maximum of $200 million, in accordance with the terms of the amended credit agreement. The revolving credit facility matures on July 30, 2012 and, subject to certain conditions, allows for a one-year extension. The amended credit agreement contains standard financial covenants, including certain leverage ratios, coverage ratios, and a minimum tangible net worth requirement. The amount we can borrow under our revolving credit facility is based on the value of our hotels included in the borrowing base, as defined in the credit agreement. As of August 10, 2011, the revolving credit facility was secured by six of our hotels providing maximum borrowing availability of $112.0 million, of which we had no amounts outstanding. See Note 5, “Long-Term Debt,” to our consolidated interim financial statements for additional information relating to our revolving credit facility and other long-term debt.

In February 2011, we filed a Registration Statement on Form S-3 with the Securities and Exchange Commission, registering equity securities with a maximum aggregate offering price of up to $500.0 million. As of August 10, 2011, we had equity securities with a maximum aggregate offering price of $259.5 million available to issue under our universal shelf registration statement.

On July 8, 2011, we acquired the 177-room Hotel Adagio located in San Francisco, CA for a purchase price of $42.25 million. We funded the acquisition with a borrowing under our revolving credit facility.

On July 8, 2011, we entered into a loan agreement to obtain a $130.0 million term loan maturing in July 2014, subject to two one-year extension options that may be exercised subject to certain conditions. The loan is secured by the Le Meridien San Francisco and the W Chicago – City Center. Proceeds from the loan were used to repay the Company’s previous $60.0 million term loan secured by the Le Meridien San Francisco, repay outstanding borrowings under our revolving credit facility, and for general business purposes.

Giving effect to the acquisition of the Hotel Adagio, proceeds of the $130.0 million term loan, and repayment of the $60.0 million previous term loan, we currently have approximately $40 million of cash and cash equivalents and approximately $112 million of maximum borrowing availability under our revolving credit facility.

We have entered into a definitive agreement to acquire a hotel, currently under development, located in midtown Manhattan, New York, New York for a purchase price of $52.2 million. We expect to fund the purchase price by borrowing under our revolving credit facility. We have already deposited $2.0 million under the terms of the purchase and sale agreement, which is non-refundable except in the event of (i) a default under the purchase and sale agreement by the seller or (ii) expressly otherwise provided by the purchase and sale agreement. Given the acquisition is subject to completion of the hotel by the third-party developer and customary closing conditions, we can give no assurance that the acquisition will be consummated.

We are currently in discussions with our lenders to amend certain of the terms of our revolving credit facility to, among other things, extend the maturity date, increase the amount we can borrow, lower the interest rate applicable to our borrowings under the revolving credit facility from time to time, and adjust certain financial covenants. We expect to complete the modification of our revolving credit facility in the third quarter of 2011. We cannot assure you that we will be able to complete the modification on the terms and timing currently contemplated.

Giving effect to the pending acquisition of the hotel currently under development located in midtown Manhattan, New York, New York and based on our targeted overall debt level and anticipated modification of our revolving credit facility, we will have up to approximately $350 million of remaining investment capacity to continue to take advantage of opportunities to add hotels to our portfolio at compelling entry points.

Capital Expenditures

We maintain each hotel in good repair and condition and in conformity with applicable laws and regulations and in accordance with the franchisor’s standards and the agreed-upon requirements in our management agreements. The cost of all such routine improvements and alterations will be paid out of property improvement reserves, which will be funded by a portion of each hotel’s gross revenues. Routine capital expenditures will be administered by the management companies. However, we will have approval rights over the capital expenditures as part of the annual budget process.

From time to time, certain of our hotels may be undergoing renovations as a result of our decision to upgrade portions of the hotels, such as guestrooms, meeting space, and/or restaurants, in order to better compete with other hotels in our markets. In addition, often after we acquire a hotel, we are required to complete a PIP in order to bring the hotel up to the respective franchisor’s standards. If permitted by the terms of the management agreement, funding for a renovation will first come from the FF&E reserve. To the extent that the FF&E reserve is not adequate to cover the cost of the renovation, we will fund the remaining portion of the renovation with cash and cash equivalents on hand.

Contractual Obligations

The following table sets forth our contractual obligations as of June 30, 2011, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands). There were no other material off-balance sheet arrangements at June 30, 2011, except for the pending acquisitions of two hotels with an aggregate purchase price of $94.5 million, one of which was subsequently acquired on July 8, 2011 for a purchase price of $42.3 million.

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Corporate office lease	$1,381	$204	$427	$453	$297
Revolving credit facility, including interest(1)	10,633	585	10,048	—	—
Term loan, including interest(1)	61,610	61,610	—	—	—
Other mortgage loans, including interest	167,432	8,457	17,936	17,936	123,103

	$241,056	$70,856	$28,411	$18,389	$123,400

(1)

Assumes no additional borrowings under the revolving credit facility and term loan and interest payments are based on the interest rate in effect as of June 30, 2011. Also assumes no extension options are exercised. See Note 5, “Long-term debt,” to our consolidated interim financial statements for additional information relating to our revolving credit facility and term loan.

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

We earn interest income from cash and cash equivalent balances. Considering our cash and cash equivalents as of June 30, 2011, if interest rates increase or decrease by 1.0%, our interest income will increase or decrease by approximately $0.3 million, respectively.

As of June 30, 2011, we had $70.0 million of debt outstanding from borrowings under our revolving credit facility and term loan. Amounts borrowed under each our revolving credit facility and term loan bear interest at variable rates based on LIBOR plus 3.75%, subject to a LIBOR floor of 2.00%. Because the prevailing LIBOR is below the interest rate floor, if prevailing LIBOR on our debt under our revolving credit facility and term loan were to decrease, we would not experience any benefits in terms of reduced interest expense. Conversely, if applicable LIBOR were to increase to reach 3.00%, or a 1.00% increase over the interest rate floor in effect, the increase in interest expense on our debt would decrease future earnings and cash flows by approximately $0.7 million annually, assuming that the amount outstanding under each our revolving credit facility and term loan were to remain at $10.0 million and $60.0 million, respectively, the balances at June 30, 2011.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this Form 10-Q:

Exhibit Number	Description of Exhibit

10.1	Purchase and Sale Agreement by and between Starwood Chicago City Center Realty LLC and CHSP Chicago LLC, dated as of May 4, 2011

10.2	Purchase and Sale Agreement by and between IND East Village SD Holdings, LLC and CHSP San Diego LLC, dated as of June 15, 2011

10.3	Purchase and Sale Agreement by and between SC Hotel Partners, LLC and CHSP Union Square LLC, dated as of June 15, 2011

10.4	Assumption and Release Agreement, dated June 30, 2011, by and among NJA Hotel LLC, as original borrower, CHSP Navy Yard LLC, as new borrower, and Wells Fargo Bank, N.A., As Trustee for Morgan Stanley Capital I Inc., Commercial Mortgage Pass-Through Certificates, Series 2006-1Q12, as lender

10.5	Loan Agreement, dated October 31, 2006, by and between NJA Hotel LLC, as original borrower, and Morgan Stanley Mortgage Capital Inc., as lender

10.6	Loan Agreement, dated June 30, 2011, by and between CHSP Boston II LLC, as borrower, and Goldman Sachs Commercial Mortgage Capital, L.P., as lender

10.7	Purchase and Sale Agreement by and between Heena Hotel LLC and CHSP 31st Street LLC, dated May 11, 2011

10.8	Amendment to Employment Agreement between Registrant and James L. Francis, dated May 24, 2011

10.9	Amendment to Employment Agreement between Registrant and Douglas W. Vicari, dated May 24, 2011

10.10	Amendment to Employment Agreement between Registrant and D. Rick Adams, dated May 24, 2011

10.11	Amendment to Employment Agreement between Registrant and Graham J. Wootten, dated May 24, 2011

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President, Chief Financial Officer and Treasurer

32.1	Section 1350 Certification of President and Chief Executive Officer

32.2	Section 1350 Certification of Executive Vice President, Chief Financial Officer and Treasurer

101.INS XBRL*	Instance Document

101.SCH XBRL*	Taxonomy Extension Schema Document

101.CAL XBRL*	Taxonomy Extension Calculation Linkbase Document

101.LAB XBRL*	Taxonomy Extension Label Linkbase Document

101.PRE XBRL*	Taxonomy Extension Presentation Linkbase Document

*	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHESAPEAKE LODGING TRUST

Date: August 11, 2011	By:	/s/ DOUGLAS W. VICARI
Douglas W. Vicari
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ GRAHAM J. WOOTTEN
Graham J. Wootten
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)