Form 10-Q
period 2011-09-30
Chesapeake Lodging Trust
filed 2011-11-10
CIK 1473078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 9, 2011, the registrant had 32,161,620 common shares issued and outstanding.

CHESAPEAKE LODGING TRUST

PART I

Item 1.	Financial Statements

CHESAPEAKE LODGING TRUST

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Property and equipment, net	$703,011	$364,940
Intangible asset, net of accumulated amortization of $801 and $411, respectively	35,304	35,694
Cash and cash equivalents	140,182	10,551
Restricted cash	10,465	2,588
Accounts receivable, net of allowance for doubtful accounts of $67 and $69, respectively	8,248	4,186
Prepaid expenses and other assets	13,709	4,606
Deferred financing costs, net of accumulated amortization of $2,108 and $641, respectively	3,860	2,743

Total assets	$914,779	$425,308

LIABILITIES AND SHAREHOLDERS’ EQUITY
Long-term debt	$363,274	$105,000
Accounts payable and accrued expenses	22,560	11,373
Dividends payable	6,420	3,679

Total liabilities	392,254	120,052

Commitments and contingencies (Note 9)

Preferred shares, $.01 par value; 100,000,000 shares authorized; no shares issued and outstanding, respectively	—	—
Common shares, $.01 par value; 400,000,000 shares authorized; 32,165,370 shares and 18,435,670 shares issued and outstanding, respectively	322	184
Additional paid-in capital	543,053	311,303
Cumulative dividends in excess of net income	(19,433)	(6,231)
Accumulated other comprehensive loss	(1,417)	—

Total shareholders’ equity	522,525	305,256

Total liabilities and shareholders’ equity	$914,779	$425,308

The accompanying notes are an integral part of these financial statements.

CHESAPEAKE LODGING TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

REVENUE
Rooms	$40,610	$13,589	$87,763	$24,165
Food and beverage	9,305	3,861	24,392	7,099
Other	1,865	782	3,906	1,164

Total revenue	51,780	18,232	116,061	32,428

EXPENSES
Hotel operating expenses:
Rooms	9,117	3,098	20,548	5,398
Food and beverage	7,267	2,852	18,458	5,082
Other direct	814	389	1,886	631
Indirect	16,054	6,150	36,912	10,471

Total hotel operating expenses	33,252	12,489	77,804	21,582
Depreciation and amortization	5,319	1,600	12,070	2,552
Intangible asset amortization	130	129	390	281
Corporate general and administrative:
Share-based compensation	827	431	2,286	1,260
Hotel acquisition costs	353	321	4,270	1,448
Other	1,900	1,302	5,228	3,396

Total operating expenses	41,781	16,272	102,048	30,519

Operating income	9,999	1,960	14,013	1,909

Interest income	16	11	140	96
Interest expense	(4,103)	(1,332)	(8,005)	(1,332)
Loss on early extinguishment of debt	(208)	—	(208)	—

Income before income taxes	5,704	639	5,940	673

Income tax benefit	23	93	155	125

Net income	$5,727	$732	$6,095	$798

Net income available per common share—basic and diluted	$0.18	$0.08	$0.21	$0.08

The accompanying notes are an integral part of these financial statements.

CHESAPEAKE LODGING TRUST

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

			Additional	Cumulative Dividends in	Accumulated Other
	Common Shares		Paid-In	Excess of	Comprehensive	Total
	Shares	Amount	Capital	Net Income	Loss

Balances at December 31, 2010	18,435,670	$184	$311,303	$(6,231)	$—	$305,256
Sale of common shares, net of underwriting fees and offering costs	13,550,000	136	229,675	—	—	229,811
Repurchase of common shares	(11,050)	—	(209)	—	—	(209)
Issuance of restricted common shares	190,750	2	(2)	—	—	—
Amortization of deferred compensation	—	—	2,286	—	—	2,286
Declaration of dividends on common shares	—	—	—	(19,297)	—	(19,297)
Comprehensive income:
Net income	—	—	—	6,095	—	6,095
Other comprehensive loss	—	—	—	—	(1,417)	(1,417)

Total comprehensive income						4,678

Balances at September 30, 2011	32,165,370	$322	$543,053	$(19,433)	$(1,417)	$522,525

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2011	2010

Cash flows from operating activities:
Net income	$6,095	$798
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,070	2,552
Intangible asset amortization	390	281
Deferred financing costs amortization	1,711	252
Premium on mortgage loan amortization	(53)	—
Loss on early extinguishment of debt	208	—
Share-based compensation	2,286	1,260
Changes in assets and liabilities:
Accounts receivable, net	(2,802)	(2,518)
Prepaid expenses and other assets	(1,386)	(298)
Accounts payable and accrued expenses	6,587	5,508

Net cash provided by operating activities	25,106	7,835

Cash flows from investing activities:
Acquisition of hotels, net of cash acquired	(308,616)	(261,274)
Deposit on hotel acquisition	(7,000)	—
Improvements and additions to hotels	(1,473)	(2,178)
Change in restricted cash	(7,877)	(1,988)

Net cash used in investing activities	(324,966)	(265,440)

Cash flows from financing activities:
Proceeds from sale of common shares, net of underwriting fees	230,291	171,131
Payment of offering costs related to sale of common shares	(481)	(1,833)
Net borrowings under revolving credit facility	55,000	105,000
Proceeds from issuance of mortgage debt	225,000	—
Principal prepayment on mortgage debt	(60,000)	—
Scheduled principal payments on mortgage debt	(295)	—
Payment of deferred financing costs	(3,037)	(2,923)
Purchase of interest rate cap	(262)	—
Payment of dividends to common shareholders	(16,516)	—
Repurchase of common shares	(209)	(1)
Repayment of related-party loan	—	(249)

Net cash provided by financing activities	429,491	271,125

Net increase in cash	129,631	13,520
Cash and cash equivalents, beginning of period	10,551	23

Cash and cash equivalents, end of period	$140,182	$13,543

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,454	$1,057
Cash paid for income taxes	$5	$98
Assumption of mortgage loan related to a hotel acquisition	$38,622	$—

The accompanying notes are an integral part of these financial statements.

CHESAPEAKE LODGING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Description of Business

Chesapeake Lodging Trust (the “Trust”) is a self-advised real estate investment trust (“REIT”) that was organized in the state of Maryland on June 12, 2009 and completed its initial public offering (“IPO”) on January 27, 2010. The Trust is focused on investments primarily in upper-upscale hotels in major business and convention markets and, on a selective basis, premium select-service and extended-stay hotels in urban settings or unique locations in the United States of America (“U.S.”). As of September 30, 2011, the Trust owned 10 hotels with an aggregate of 2,777 rooms in four states and the District of Columbia.

Substantially all of the Trust’s assets are held by, and all of its operations are conducted through, Chesapeake Lodging, L.P., a Delaware limited partnership, which is wholly owned by the Trust (the “Operating Partnership”). For the Trust to qualify as a REIT, it cannot operate hotels. Therefore, the Operating Partnership leases its hotels to CHSP TRS LLC (“CHSP TRS”), which is a wholly owned subsidiary of the Operating Partnership. CHSP TRS then engages hotel management companies to operate the hotels pursuant to management agreements. CHSP TRS is treated as a taxable REIT subsidiary for federal income tax purposes.

2. Summary of Significant Accounting Policies

Basis of Presentation—The consolidated financial statements presented herein include all of the accounts of Chesapeake Lodging Trust and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The information in these consolidated financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal, recurring nature unless disclosed otherwise. These consolidated financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission (“SEC”) and do not include all of the information and disclosures required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2010.

Cash and Cash Equivalents—The Trust considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash—Restricted cash includes reserves held in escrow for normal replacements of furniture, fixtures and equipment (“FF&E”), property improvement plans (each, a “PIP”), real estate taxes, and insurance pursuant to certain requirements in the Trust’s hotel management, franchise, and loan agreements.

Investments in Hotels—The Trust allocates the purchase prices of hotels acquired based on the fair value of the acquired property, FF&E, and identifiable intangible assets and the fair value of the liabilities assumed. In making estimates of fair value for purposes of allocating the purchase price, the Trust utilizes a number of sources of information that are obtained in connection with the acquisition of a hotel, including valuations performed by independent third parties and cost segregation studies. The Trust also considers information obtained about each hotel as a result of its pre-acquisition due diligence in estimating the fair value of the tangible and intangible assets acquired. Hotel acquisition costs, such as transfer taxes, title insurance, environmental and property condition reviews, and legal and accounting fees, are expensed in the period incurred.

Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, generally 15 to 40 years for buildings and building improvements and three to ten years for FF&E. Leasehold improvements are amortized over the shorter of the lease term or the useful lives of the related assets. Replacements and improvements at the hotels are capitalized, while repairs and maintenance are expensed as incurred. Upon the sale or retirement of property and equipment, the cost and related accumulated depreciation are removed from the Trust’s accounts and any resulting gain or loss is recognized in the consolidated statements of operations.

Intangible assets are recorded on non-market contracts, including air rights and lease, management and franchise agreements, assumed as part of the acquisition of certain hotels. Above-market and below-market contract values are based on the present value of the difference between contractual amounts to be paid pursuant to the contracts acquired and the Trust’s estimate of the fair market contract rates for corresponding contracts measured over a period equal to the remaining non-cancelable term of the contracts acquired. Contracts acquired which are at market do not have significant value. Intangible assets are amortized using the straight-line method over the remaining non-cancelable term of the related contracts.

The Trust reviews its hotels for impairment whenever events or changes in circumstances indicate that the carrying values of the hotels may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel’s estimated fair market value is recorded and an impairment loss is recognized. No impairment losses have been recognized for the three and nine months ended September 30, 2011 and 2010.

The Trust classifies a hotel as held for sale in the period in which it has made the decision to dispose of the hotel, a binding agreement to purchase the property has been signed under which the buyer has committed a significant amount of nonrefundable cash, and no significant financing contingencies exist which could cause the transaction not to be completed in a timely manner. If these criteria are met, depreciation and amortization of the hotel will cease and an impairment loss will be recognized if the fair value of the hotel, less the costs to sell, is lower than the carrying amount of the hotel. The Trust will classify the loss, together with the related operating results, as discontinued operations in the consolidated statements of operations and classify the assets and related liabilities as held for sale in the consolidated balance sheet(s). As of September 30, 2011, the Trust had no assets held for sale or liabilities related to assets held for sale.

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

Derivative Instruments—The Trust is a party to an interest rate swap and an interest rate cap, which are considered derivative instruments, in order to manage its interest rate exposure. The Trust’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows. The Trust records these derivative instruments at fair value as either assets or liabilities and has designated them as cash flow hedging instruments at inception. The Trust evaluates the hedge effectiveness of the designated cash flow hedging instruments on a quarterly basis and records the effective portion of the change in the fair value of the cash flow hedging instruments as other comprehensive income (loss). The Trust does not enter into derivative instruments for trading or speculative purposes and monitors the financial stability and credit standing of its counterparties.

Fair Value Measurements—The Trust accounts for certain assets and liabilities at fair value. In evaluating the fair value of both financial and non-financial assets and liabilities, U.S. GAAP outlines a valuation framework and creates a fair value hierarchy that distinguishes between market assumptions based on market data (observable inputs) and the reporting entity’s own assumptions about market data (unobservable inputs). The three levels of the fair value hierarchy are as follows:

Level 1—Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that are accessible at the measurement date. An active market is defined as a market in which transactions occur with sufficient frequency and volume to provide pricing on an ongoing basis.

Level 2—Inputs include quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active (markets with few transactions), inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data correlation or other means.

Level 3—Unobservable inputs reflect the reporting entity’s own assumptions about the pricing of an asset or liability when observable inputs are not available or when there is minimal, if any, market activity for an identical or similar asset or liability at the measurement date.

Income Taxes—The Trust has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code. As a REIT, the Trust generally will not be subject to federal income tax on that portion of its net income (loss) that does not relate to CHSP TRS, the Trust’s wholly owned taxable REIT subsidiary, and that is currently distributed to its shareholders. CHSP TRS, which leases the Trust’s hotels from the Operating Partnership, is subject to federal and state income taxes.

The Trust accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Valuation allowances are provided if based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Share-Based Compensation—From time-to-time, the Trust grants restricted share awards to employees and trustees. To-date, the Trust has granted two types of restricted share awards: (1) awards that vest solely on continued employment or service (time-based awards) and (2) awards that vest based on the Trust achieving specified levels of relative total shareholder return and continued employment (performance-based awards). The Trust measures share-based compensation expense for the restricted share awards based on the fair value of the awards on the date of grant. The fair value of time-based awards is determined based on the closing price of the Trust’s common shares on the measurement date, which is generally the date of grant. The fair value of performance-based awards is determined using a Monte Carlo simulation. For time-based awards, share-based compensation expense is recognized on a straight-line basis over the life of the entire award. For performance-based awards, share-based compensation expense is recognized over the requisite service period for each award. No share-based compensation expense is recognized for awards for which employees or trustees do not render the requisite service.

Earnings Per Share—Basic earnings per share is computed by dividing net income, adjusted for dividends declared on and undistributed earnings allocated to unvested time-based awards, by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income, adjusted for dividends declared on and earnings allocated to unvested time-based awards, by the weighted-average number of common shares outstanding, plus potentially dilutive securities, such as unvested performance-based awards, during the period. The Trust’s unvested time-based awards are entitled to receive non-forfeitable dividends, if declared. Therefore, unvested time-based awards qualify as participating securities, requiring the allocation of dividends and undistributed earnings under the two-class method to calculate basic earnings per share. The percentage of undistributed earnings allocated to the unvested time-based awards is based on the proportion of the weighted-average unvested time-based awards outstanding during the period to the total of the weighted-average common shares and unvested time-based awards outstanding during the period. No adjustment is made for shares that are anti-dilutive during the period.

Segment Information—The Trust has determined that its business is conducted in one reportable segment, hotel ownership.

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

Recent Accounting Pronouncements—In December 2010, the FASB issued updated accounting guidance to clarify that pro forma disclosures should be presented as if a business combination occurred at the beginning of the prior annual period for purposes of preparing both the current reporting period and the prior reporting period pro forma financial information. These disclosures should be accompanied by a narrative description about the nature and amount of material, nonrecurring pro forma adjustments. The new accounting guidance is effective for business combinations consummated in periods beginning after December 15, 2010, and should be applied prospectively as of the date of adoption. The Trust adopted the new disclosures on January 1, 2011. The Trust does not believe that the adoption of this guidance has a material impact to the consolidated financial statements.

3. Acquisition of Hotels

The Trust has acquired the following hotels since its IPO and through September 30, 2011:

2010 Acquisitions	Location	Rooms	Net Assets Acquired	Acquisition Date
Hyatt Regency Boston	Boston, MA	498	$113,145	March 18, 2010
Hilton Checkers Los Angeles	Los Angeles, CA	188	45,951	June 1, 2010
Courtyard Anaheim at Disneyland Resort	Anaheim, CA	153	25,083	July 30, 2010
Boston Marriott Newton	Newton, MA	430	77,223	July 30, 2010
Le Meridien San Francisco	San Francisco, CA	360	142,980	December 15, 2010

		1,629	$404,382

2011 Acquisitions	Location	Rooms	Net Assets Acquired	Acquisition Date
Homewood Suites Seattle Convention Center	Seattle, WA	195	$53,005	May 2, 2011
W Chicago—City Center	Chicago, IL	368	127,546	May 10, 2011
Hotel Indigo San Diego Gaslamp Quarter	San Diego, CA	210	55,309	June 17, 2011
Courtyard Washington Capitol Hill/Navy Yard(1)	Washington, DC	204	30,438	June 30, 2011
Hotel Adagio	San Francisco, CA	171	42,380	July 8, 2011

		1,148	$308,678

(1)	As part of the acquisition, the Trust assumed a mortgage loan with a fair value of $38.6 million.

The allocation of the purchase prices to the acquired assets and liabilities based on their fair values was as follows (in thousands):

	2011 Acquisitions	2010 Acquisitions
Land and land improvements	$61,927	$57,409
Buildings and leasehold improvements	272,371	277,428
Furniture, fixtures and equipment	14,370	32,482
Intangible asset	—	36,105
Cash	62	185
Accounts receivable, net	1,260	2,655
Prepaid expenses and other assets	634	1,512
Accounts payable and accrued expenses	(3,324)	(3,394)
Mortgage loan	(37,497)	—
Premium on mortgage loan	(1,125)	—

Net assets acquired	$308,678	$404,382

The following financial information presents the pro forma results of operations of the Trust for the three and nine months ended September 30, 2011 and 2010 as if all acquisitions during 2010 and 2011 had taken place on January 1, 2010. The pro forma results for the three and nine months ended September 30, 2011 and 2010 have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have actually occurred had all transactions taken place on January 1, 2010, or of future results of operations (in thousands, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Total revenue	$51,924	$47,419	$142,420	$130,530
Total hotel operating expenses	33,356	31,817	96,936	92,357
Total operating expenses	41,532	38,961	120,739	122,188
Operating income	10,392	8,458	21,681	8,343
Net income	5,972	4,047	8,702	(4,632)
Net income available per common share—basic and diluted	$0.19	$0.13	$0.27	$(0.15)

4. Property and Equipment

Property and equipment as of September 30, 2011 and December 31, 2010 consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Land and land improvements	$119,407	$57,467
Buildings and leasehold improvements	551,737	278,689
Furniture, fixtures and equipment	48,325	33,567
Construction-in-progress	405	10

	719,874	369,733
Less: accumulated depreciation and amortization	(16,863)	(4,793)

Property and equipment, net	$703,011	$364,940

5. Long-Term Debt

Long-term debt as of September 30, 2011 and December 31, 2010 consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Revolving credit facility	$100,000	$45,000
Term loan	130,000	60,000
Other mortgage loans	132,202	—

	362,202	105,000
Unamortized premium	1,072	—

Long-term debt	$363,274	$105,000

On July 30, 2010, the Trust entered into a credit agreement to obtain a $115 million, two-year secured revolving credit facility with a syndicate of banks. On January 21, 2011, the Trust amended the credit agreement to increase the maximum amounts the Trust may borrow under the revolving credit facility from $115 million to $150 million and to provide for the possibility of further future increases, up to a maximum of $200 million, in accordance with the terms of the amended credit agreement. Subject to certain conditions, the revolving credit facility allows for a one-year extension. Borrowings under the revolving credit facility bear interest equal to LIBOR plus 3.75%, subject to a LIBOR floor of 2.00%. The amount that the Trust can borrow under the revolving credit facility is based on the value of the Trust’s hotels included in the borrowing base, as defined in the amended credit agreement. The amended credit agreement contains standard financial covenants, including certain leverage ratios, coverage ratios, and a minimum tangible net worth requirement. As of September 30, 2011, the interest rate in effect for borrowings under the revolving credit facility was 5.75%. On October 14, 2011, the Trust further amended the credit agreement to, among other things, increase the maximum amounts the Trust may borrow, extend the maturity date, lower the interest rate and modify financial covenants. See Note 11, “Subsequent Events,” for additional information on the amended credit agreement.

On June 30, 2011, the Trust entered into a loan agreement to obtain a $95.0 million loan with Goldman Sachs Commercial Mortgage Capital, L.P. The loan matures in July 2016 and is secured by the Hyatt Regency Boston. The loan carries a fixed interest rate of 5.0085% per annum, with principal and interest payments calculated based on a 30-year amortization. In addition, the loan agreement contains standard provisions that require the loan servicer to maintain escrow accounts for certain items, including the completion of a PIP and real estate taxes.

On June 30, 2011, in connection with the acquisition of the Courtyard Washington Capitol Hill/Navy Yard, the Trust assumed an existing loan agreement with an outstanding principal balance of $37.5 million. The loan matures in November 2016 and is secured by the Courtyard Washington Capitol Hill/Navy Yard. The loan carries a fixed interest rate of 5.90% per annum, with principal and interest payments calculated based on a 30-year amortization. Based on current interest rates on similar types of debt instruments, the Trust recorded the loan at its estimated fair value of $38.6 million. In addition, the loan agreement contains standard provisions that require the loan servicer to maintain escrow accounts for certain items, including normal replacements of FF&E, the completion of a PIP, and real estate taxes.

On July 8, 2011, the Trust entered into a loan agreement with Wells Fargo Bank, N.A. to obtain a $130.0 million term loan maturing in July 2014, subject to two one-year extension options that may be exercised subject to certain conditions. The loan is secured by the Le Meridien San Francisco and the W Chicago—City Center. The loan bears interest equal to LIBOR plus 3.65%, subject to a LIBOR floor of 1.00%. Proceeds from the loan were used to prepay the Trust’s previous $60.0 million term loan secured by the Le Meridien San Francisco, which was originated in December 2010 and bore interest at LIBOR plus 3.75%, subject to a LIBOR floor of 2.00%. The Trust recorded a loss on early extinguishment of debt of $0.2 million during the three months ended September 30, 2011 related to the write-off of unamortized deferred financing costs associated with the previous $60.0 million term loan.

Contemporaneous with the closing of the $130.0 million term loan, the Trust entered into an interest rate swap to effectively fix the interest rate on the term loan for the first two years of its term at 4.65% per annum. Under the terms of the interest rate swap, the Trust pays fixed interest of 1.00% per annum on a notional amount of $130.0 million and receives floating rate interest equal to the one-month LIBOR. The effective date of the interest rate swap is July 8, 2011 and matures on July 1, 2013. The Trust also purchased an interest rate cap for $0.3 million that effectively limits variable rate interest payments on the term loan when one-month LIBOR exceeds 5.00%. The notional amount of the interest rate cap is $130.0 million and equals the principal of the term loan being hedged. The effective date of the interest rate cap is July 1, 2013 and matures on July 8, 2014, which correlates with the maturity date of the term loan.

As of September 30, 2011, the Trust was in compliance with all financial covenants under its borrowing arrangements. As of September 30, 2011, the Trust’s weighted-average interest rate on its long-term debt was 5.18%. Future scheduled principal payments of debt obligations (assuming no exercise of extension options) as of September 30, 2011 are as follows (in thousands):

Year	Amounts
2011	$486
2012(1)	101,972
2013	2,100
2014	132,215
2015	2,337
Thereafter	123,092

$362,202

(1)	Includes $100.0 million outstanding under the revolving credit facility as of September 30, 2011. On October 14, 2011, the Trust amended its credit agreement to, among other things, extend the maturity date from July 30, 2012 to October 14, 2014.

6. Earnings Per Share

The following is a reconciliation of the amounts used in calculating basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Net income	$5,727	$732	$6,095	$798
Less: Dividends declared on unvested time-based awards	(61)	(42)	(181)	(42)
Less: Undistributed earnings allocated to unvested time-based awards	—	—	—	—

Net income available to common shareholders	$5,666	$690	$5,914	$756

Denominator:
Weighted-average number of common shares outstanding—basic and diluted	31,794,886	9,099,404	28,611,438	9,089,302
Net income available per common share—basic and diluted	$0.18	$0.08	$0.21	$0.08

For the three and nine months ended September 30, 2011, 63,870 unvested performance-based awards, and for the three and nine months ended September 30, 2010, 38,370 unvested performance-based awards, were excluded from diluted weighted-average common shares outstanding, as their effect would have been anti-dilutive.

7. Shareholders’ Equity

Common Shares—The Trust is authorized to issue up to 400,000,000 common shares, $.01 par value per share. Each outstanding common share entitles the holder to one vote on all matters submitted to a vote of shareholders. Holders of the Trust’s common shares are entitled to receive distributions when authorized by the Trust’s board of trustees out of assets legally available for the payment of distributions.

On March 4, 2011, the Trust completed an underwritten public offering of 12,500,000 common shares at a price of $17.75 per share. On March 30, 2011, the Trust sold an additional 1,050,000 shares as a result of the exercise of the underwriters’ option to purchase additional shares. After deducting underwriting fees and offering costs, the Trust generated total net proceeds of approximately $229.8 million.

For the nine months ended September 30, 2011, the Trust issued 190,750 restricted common shares to its employees and trustees and repurchased 11,050 common shares from employees to satisfy the minimum statutory tax withholding requirements related to the vesting of their previously granted restricted common shares. As of September 30, 2011, the Trust had 32,165,370 common shares outstanding.

For the nine months ended September 30, 2011, the Trust’s board of trustees declared or paid the following dividends to its common shareholders:

	Record Date	Payment Date	Dividend Per Common Share
Fourth Quarter 2010	December 31, 2010	January 14, 2011	$0.20
First Quarter 2011	March 31, 2011	April 15, 2011	$0.20
Second Quarter 2011	June 30, 2011	July 15, 2011	$0.20
Third Quarter 2011	September 30, 2011	October 14, 2011	$0.20

Preferred Shares—The Trust is authorized to issue up to 100,000,000 preferred shares, $.01 par value per share. The Trust’s board of trustees is required to set for each class or series of preferred shares the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption. No preferred shares were outstanding at September 30, 2011.

Universal Shelf—In February 2011, the Trust filed a Registration Statement on Form S-3 with the Securities and Exchange Commission, registering equity securities with a maximum aggregate offering price of up to $500.0 million. As of September 30, 2011, the Trust had equity securities with a maximum aggregate offering price of $259.5 million available to issue.

8. Equity Plan

In January 2010, the Trust established the Chesapeake Lodging Trust Equity Plan (the “Plan”), which provides for the issuance of equity-based awards, including restricted shares, unrestricted shares, share options, share appreciation rights (SARs), and other awards based on the Trust’s common shares. Employees and trustees of the Trust and other persons that provide services to the Trust are eligible to participate in the Plan. The compensation committee of the board of trustees administers the Plan and determines the number of awards to be granted, the vesting period, and the exercise price, if any.

The Trust initially reserved 454,657 common shares for issuance under the Plan. Shares that are issued under the Plan to any person pursuant to an award are counted against this limit as one share for every one share granted. If any shares covered by an award are not purchased or are forfeited, if an award is settled in cash or if an award otherwise terminates without delivery of any shares, then the number of common shares counted against the aggregate number of shares available under the Plan with respect to the award will, to the extent of any such forfeiture or termination, again be available for making awards under the Plan.

The Trust will make appropriate adjustments in outstanding awards and the number of shares available for issuance under the Plan, including the individual limitations on awards, to reflect share dividends, share splits, spin-offs and other similar events. While the compensation committee can terminate or amend the Plan at any time, no amendment can adversely impair the rights of grantees with respect to outstanding awards. In addition, an amendment will be contingent on approval of the Trust’s common shareholders to the extent required by law or if the amendment would materially increase the benefits accruing to participants under the Plan, materially increase the aggregate number of shares that can be issued under the Plan, or materially modify the requirements as to eligibility for participation in the Plan. Unless terminated earlier, the Plan will terminate in January 2020, but will continue to govern unexpired awards.

For the nine months ended September 30, 2011, the Trust granted 190,750 restricted common shares to certain employees and trustees. Two types of shares were granted: (1) 165,250 shares that vest solely on continued employment or service (time-based awards) and (2) 25,500 shares that vest based on the Trust achieving specified levels of relative total shareholder return and continued employment (performance-based awards). For employees, the time-based awards are generally eligible to vest at the rate of one-half of the number of restricted shares granted commencing on the second anniversary of the Trust’s IPO. For trustees, the time-based awards are eligible to vest fully on the date of the Trust’s first annual meeting following the grant date. The performance-based awards are eligible to vest at the rate of one-half of the number of restricted shares granted commencing on December 31, 2011 and the year thereafter. Additional vesting of performance-based awards can also occur at December 31, 2012 based on the cumulative level of relative total shareholder return during the performance measurement period commencing on the completion of the Trust’s IPO. Dividends on the performance-based awards will accrue, but will not be paid unless the related shares vest. The fair value of the performance-based awards was determined using a Monte Carlo simulation with the following assumptions: volatility of 65.88%; an expected term equal to the requisite service period for the awards; and a risk-free interest rate of 0.59%.

As of September 30, 2011, there was approximately $4.1 million of unrecognized share-based compensation expense related to restricted common shares. The unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1.2 years. The following is a summary of the Trust’s restricted common shares for the nine months ended September 30, 2011:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Restricted common shares as of December 31, 2010	250,414	$18.50
Granted	190,750	$17.25
Vested	(70,680)	$19.12
Forfeited	—	—

Restricted common shares as of September 30, 2011	370,484	$17.73

As of September 30, 2011, subject to increases that may result in the case of any future forfeiture of currently outstanding awards, 6,384 common shares were reserved and available for future issuances under the Plan.

9. Commitments and Contingencies

Management Agreements—The Trust’s hotels operate pursuant to management agreements with various third-party management companies. Each management company receives a base management fee generally between 1% and 4% of hotel revenues. The management companies are also eligible to receive an incentive management fee if hotel operating income, as defined in the management agreements, exceeds certain performance thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Trust has received a priority return on its investment in the hotel.

Franchise Agreements—As of September 30, 2011, six of the Trust’s hotels operated pursuant to franchise agreements with international hotel companies, and the other four hotels operated pursuant to management agreements that allowed them to operate either under their respective brands or as an independent hotel. Under these six franchise agreements, the Trust generally pays a royalty fee ranging from 3% to 6% of room revenues and up to 3% of food and beverage revenues, plus additional fees for marketing, central reservation systems, and other franchisor costs that amount to between 1% and 5% of room revenues.

Purchase and Sale Agreements—As of September 30, 2011, the Trust had entered into definitive agreements to acquire two hotels. The Trust subsequently acquired the 613-room Denver Marriott City Center located in Denver, Colorado on October 3, 2011. The Trust has pending an acquisition of a hotel, currently under development, located in New York, New York, for a purchase price of $52.2 million. The Trust expects to fund the purchase price by borrowing under its revolving credit facility. The Trust has deposited $2.0 million under the terms of the purchase and sale agreement, which is non-refundable except in the event of (i) a default under the purchase and sale agreement by the seller or (ii) expressly otherwise provided by the purchase and sale agreement. Given the acquisition is subject to completion of the hotel by the third-party developer and customary closing conditions, the Trust can give no assurance that the acquisition will be consummated.

FF&E Reserves—Pursuant to its management, franchise and loan agreements, the Trust is required to establish a FF&E reserve for each hotel to cover the cost of replacing FF&E. Contributions to the FF&E reserve are based on a percentage of gross revenues at each hotel. The Trust is generally required to contribute between 3% and 5% of gross revenues over the term of the agreements.

Litigation—The Trust is not involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Trust.

10. Fair Value Measurements and Derivative Instruments

The following table sets forth the Trust’s financial assets and liabilities measured at fair value by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at September 30, 2011
	Total	Level 1	Level 2	Level 3

Assets:
Interest rate cap (included within prepaid expenses and other assets)	$83	—	$83	—

	$83	—	$83	—

Liabilities:
Interest rate swap (included within accounts payable and accrued expenses)	$1,238	—	$1,238	—

	$1,238	—	$1,238	—

Derivative instruments are classified within Level 2 of the fair value hierarchy as they are valued using third-party pricing models which contain inputs that are derived from observable market data. Where possible, the values produced by the pricing models are verified to market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measure of volatility, and correlations of such inputs.

The change in fair value of derivative instruments designated as cash flow hedging instruments was a loss of $1.4 million for the three and nine months ended September 30, 2011 and is reported in accumulated other comprehensive loss on the consolidated balance sheet. No amount of ineffectiveness was recorded for the three and nine months ended September 30, 2011. Amounts reported in accumulated other comprehensive loss related to these cash flow hedging instruments are reclassified to interest expense as interest payments are made on the variable-rate debt being hedged. For the three and nine months ended September 30, 2011, $0.2 million was reclassified into interest expense.

The Trust’s financial instruments in addition to those disclosed in the table above include cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, and long-term debt. The carrying values reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses approximate fair value. The Trust estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument using estimated market rates of debt instruments with similar maturities and credit profiles. As of September 30, 2011, the carrying value reported in the consolidated balance sheet for long-term debt approximated its fair value.

11. Subsequent Events

On October 3, 2011, the Trust acquired the 613-room Denver Marriott City Center located in Denver, Colorado for a purchase price of $119.0 million. The Trust funded the acquisition with available cash and a borrowing under its revolving credit facility. The Trust assumed the existing management agreement under which Marriott International, Inc. will continue to operate the hotel.

On October 14, 2011, the Trust amended its credit agreement providing for a three-year secured revolving credit facility, maturing on October 14, 2014. The amended credit agreement increases the maximum amounts the Trust may borrow from $150 million to $200 million, and provides for the possibility of further future increases, up to a maximum of $300 million, in accordance with the terms of the amended credit agreement. Subject to certain conditions, the amended credit agreements allows for a one-year extension. The interest rate for borrowings under the revolving credit facility was reduced to LIBOR plus 2.75% - 3.75% (the spread over LIBOR based on the Trust’s consolidated leverage ratio) as compared to LIBOR plus 3.75%, subject to a LIBOR floor of 2.00%, under the previous facility. As of November 1, 2011, the revolving credit facility was secured by seven hotels providing maximum borrowing availability of $200 million, of which $100 million was outstanding. The amended credit agreement contains standard financial covenants, including certain leverage ratios, coverage ratios, and a minimum tangible net worth requirement.

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

Overview

We were organized as a self-advised REIT with a focus on investments primarily in upper-upscale hotels in major business and convention markets and, on a selective basis, premium select-service and extended-stay hotels in urban settings or unique locations in the U.S. We completed our IPO in January 2010 and have since acquired the following 11 hotels, and entered into a definitive agreement to acquire a 12th hotel, currently under development, located in midtown Manhattan, New York, New York:

Hotel	Location	Rooms	Acquisition Date
Hyatt Regency Boston	Boston, MA	498	March 18, 2010
Hilton Checkers Los Angeles	Los Angeles, CA	188	June 1, 2010
Courtyard Anaheim at Disneyland Resort	Anaheim, CA	153	July 30, 2010
Boston Marriott Newton	Newton, MA	430	July 30, 2010
Le Meridien San Francisco	San Francisco, CA	360	December 15, 2010
Homewood Suites Seattle Convention Center	Seattle, WA	195	May 2, 2011
W Chicago—City Center	Chicago, IL	368	May 10, 2011
Hotel Indigo San Diego Gaslamp Quarter	San Diego, CA	210	June 17, 2011
Courtyard Washington Capitol Hill/Navy Yard	Washington, DC	204	June 30, 2011
Hotel Adagio	San Francisco, CA	171	July 8, 2011
Denver Marriott City Center	Denver, CO	613	October 3, 2011

		3,390

During the third quarter of 2011 and through the date of filing this report, we remained active in growing our hotel portfolio and executing our acquisition strategy, acquiring two hotels with aggregate purchase prices of $161.3 million, both located in central business districts of markets with high barriers-to-entry. In addition, we took advantage of the attractive interest rate environment and lowered our weighted-average cost of debt by closing on a $130.0 million mortgage financing secured by two of our hotels and amending our revolving credit facility. By amending the terms of our revolving credit facility, we were able to, among other things, extend the maturity date, increase the amount we can borrow, lower the interest rate applicable to borrowings thereunder, and adjust certain financial and other restrictive covenants.

Increasing demand for lodging rooms continued in the third quarter of 2011, particularly in major urban markets. In the third quarter of 2011, room revenue per available room (“RevPAR”) for the U.S. lodging industry increased 7.9% as a result of an increase in occupancy of 2.6 percentage points and an increase in average daily rate (“ADR”) of 3.8%. Our hotel portfolio saw an even greater increase in RevPAR than that of the industry as our hotels are located in major markets and primarily driven by the business transient customer. Given occupancy levels at our hotels had already stabilized to over 80%, our hotels were able to continue reducing the amount of discounted business in order to take in higher-rated business and increase ADR. Increases in ADR typically result in higher hotel profitability than increases in occupancy since variable hotel expenses generally do not increase correspondingly. In addition, our hotels which benefit from group business also began to see group rates and booking pace improve meaningfully during the quarter.

We expect these positive operating trends to continue for the remainder of the year as business and international travel look poised to remain strong, despite the slow overall economic growth, persistently high unemployment rates, and increased global volatility and risk related to the European debt crisis. Furthermore, with the supply of available rooms expected to rise at depressed levels over the next several years, we expect lodging demand to increase in 2012 and beyond, which we believe will result in meaningful growth in RevPAR in 2012 and for several years to come.

During the third quarter of 2011, the hotel transaction market experienced a slow down as compared to the first half of 2011 as a consequence of increased global economic concerns and volatility, and its resulting impact on the equity capital markets. Despite the volatility in the financial markets and the global and U.S. economic uncertainty, we continue to believe current industry dynamics have and will create attractive opportunities to acquire high-quality hotels, at prices below replacement costs, with attractive yields on investment and significant upside potential. However, given our current leverage and our desire to avoid issuing new equity at our current trading price, we expect to pursue only the very most compelling opportunities to make acquisitions in the near-term. We will continue to proactively asset manage our current hotel portfolio and invest in select return-on-investment projects to generate strong growth.

Results of Operations

Comparison of three months ended September 30, 2011 and 2010

Results of operations for the three months ended September 30, 2011 include the operating activity of nine hotels for the full quarter and one hotel for part of the quarter whereas the results of operations for the three months ended September 30, 2010 include the operating activity of two hotels for the full quarter and two hotels for part of the quarter. As a result, comparisons of results of operations between the periods are not meaningful.

Revenues—Total revenue for the three months ended September 30, 2011 and 2010 was $51.8 million and $18.2 million, respectively. Total revenue for the three months ended September 30, 2011 included rooms revenue of $40.6 million, food and beverage revenue of $9.3 million, and other revenue of $1.9 million. Total revenue for the three months ended September 30, 2010 included rooms revenue of $13.6 million, food and beverage revenue of $3.9 million, and other revenue of $0.8 million.

Hotel operating expenses—Hotel operating expenses, excluding depreciation and amortization, for the three months ended September 30, 2011 and 2010 were $33.3 million and $12.5 million, respectively. Direct hotel operating expenses for the three months ended September 30, 2011 included rooms expense of $9.1 million, food and beverage expense of $7.3 million, and other direct expenses of $0.8 million. Direct hotel operating expenses for the three months ended September 30, 2010 included rooms expense of $3.1 million, food and beverage expense of $2.9 million, and other direct expenses of $0.4 million. Indirect hotel operating expenses, which includes management and franchise fees, real estate taxes, insurance, utilities, repairs and maintenance, advertising and sales, and general and administrative expenses, for the three months ended September 30, 2011 and 2010 were $16.1 million and $6.2 million, respectively.

Depreciation and amortization—Depreciation and amortization expense for the three months ended September 30, 2011 and 2010 was $5.3 million and $1.6 million, respectively.

Intangible asset amortization—Intangible asset amortization expense, relating to an air rights contract associated with the Hyatt Regency Boston, for the three months ended September 30, 2011 and 2010 was $0.1 million in both periods.

Corporate general and administrative—Total corporate general and administrative expenses for the three months ended September 30, 2011 and 2010 were $3.1 million and $2.1 million, respectively. Included in corporate general and administrative expenses for the three months ended September 30, 2011 and 2010 was $0.8 million and $0.4 million, respectively, of non-cash share-based compensation expense. Hotel acquisition costs, also included within corporate general and administrative expenses, for the three months ended September 30, 2011 and 2010 were $0.4 million and $0.3 million, respectively. The increase in corporate and general administrative expense is primarily a result of an increase in employee compensation expense as a result of an increase in the number of employees and additional share-based compensation expense related to restricted share awards granted in January 2011.

Interest income—Interest income on cash and cash equivalents for the three months ended September 30, 2011 and 2010 was $16 thousand and $11 thousand, respectively.

Interest expense—Interest expense for the three months ended September 30, 2011 and 2010 was $4.1 million and $1.3 million, respectively. The increase in interest expense is directly related to the increase in long-term debt outstanding.

Loss on early extinguishment of debt—Loss on early extinguishment of debt for the three months ended September 30, 2011 was $0.2 million. The loss on early extinguishment of debt was related to the write-off of unamortized deferred financing costs associated with the prepayment of the our previous $60.0 million term loan during the period.

Income tax benefit—Income tax benefit for the three months ended September 30, 2011 and 2010 was $23 thousand and $93 thousand, respectively. Income tax benefit is related to a taxable loss generated by our TRS during the period.

Comparison of nine months ended September 30, 2011 and 2010

Results of operations for the nine months ended September 30, 2011 include the operating activity of five hotels for the full period and five hotels for part of the period whereas the results of operations for the nine months ended September 30, 2010 include the operating activity of four hotels for part of the period. As a result, comparisons of results of operations between the periods are not meaningful.

Revenues—Total revenue for the nine months ended September 30, 2011 and 2010 was $116.1 million and $32.4 million, respectively. Total revenue for the nine months ended September 30, 2011 included rooms revenue of $87.8 million, food and beverage revenue of $24.4 million, and other revenue of $3.9 million. Total revenue for the nine months ended September 30, 2010 included rooms revenue of $24.2 million, food and beverage revenue of $7.1 million, and other revenue of $1.2 million.

Hotel operating expenses—Hotel operating expenses, excluding depreciation and amortization, for the nine months ended September 30, 2011 and 2010 were $77.8 million and $21.6 million, respectively. Direct hotel operating expenses for the nine months ended September 30, 2011 included rooms expense of $20.5 million, food and beverage expense of $18.5 million, and other direct expenses of $1.9 million. Direct hotel operating expenses for the nine months ended September 30, 2010 included rooms expense of $5.4 million, food and beverage expense of $5.1 million, and other direct expenses of $0.6 million. Indirect hotel operating expenses, which includes management and franchise fees, real estate taxes, insurance, utilities, repairs and maintenance, advertising and sales, and general and administrative expenses, for the nine months ended September 30, 2011 and 2010 were $36.9 million and $10.5 million, respectively.

Depreciation and amortization—Depreciation and amortization expense for the nine months ended September 30, 2011 and 2010 was $12.1 million and $2.6 million, respectively.

Intangible asset amortization—Intangible asset amortization expense, relating to an air rights contract associated with the Hyatt Regency Boston, for the nine months ended September 30, 2011 and 2010 was $0.4 million and $0.3 million, respectively.

Corporate general and administrative—Total corporate general and administrative expenses for the nine months ended September 30, 2011 and 2010 were $11.8 million and $6.1 million, respectively. Included in corporate general and administrative expenses for the nine months ended September 30, 2011 and 2010 was $2.3 million and $1.3 million, respectively, of non-cash share-based compensation expense. Hotel acquisition costs, also included within corporate general and administrative expenses, for the nine months ended September 30, 2011 and 2010 were $4.3 million and $1.4 million, respectively. The increase in corporate and general administrative expense is primarily a result of an increase in hotel acquisition costs as a result of higher transaction costs associated with the five hotel acquisitions occurring during the nine months ended September 30, 2011, as compared to the four hotel acquisitions occurring during the nine months ended September 30, 2010, an increase in employee compensation expense as a result of an increase in the number of employees as well as additional share-based compensation expense related to restricted share awards granted in January 2011.

Interest income—Interest income on cash and cash equivalents for the nine months ended September 30, 2011 and 2010 was $0.1 million in both periods.

Interest expense—Interest expense for the nine months ended September 30, 2011 and 2010 was $8.0 million and $1.3 million, respectively. The increase in interest expense is directly related to the increase in long-term debt outstanding.

Loss on early extinguishment of debt—Loss on early extinguishment of debt for the nine months ended September 30, 2011 was $0.2 million. The loss on early extinguishment of debt was related to the write-off of unamortized deferred financing costs associated with the prepayment of the our previous $60.0 million term loan during the period.

Income tax benefit—Income tax benefit for the nine months ended September 30, 2011 and 2010 was $0.2 million and $0.1 million, respectively. Income tax benefit is related to a taxable loss generated by our TRS during the period.

Sources and Uses of Cash

For the nine months ended September 30, 2011, net cash flows from operating activities were $25.1 million; net cash flows used in investing activities were $325.0 million, including $308.6 million to acquire five hotels; and net cash flows provided by financing activities were $429.5 million, including $229.8 million from the sale of common shares and $220.0 million in net borrowings, offset by $16.5 million in dividend payments to common shareholders. As of September 30, 2011, we had cash and cash equivalents of $140.2 million.

On January 14, 2011, we paid a dividend of $0.20 per share to common shareholders of record as of December 31, 2010. On April 15, 2011, we paid a dividend of $0.20 per share to common shareholders of record as of March 31, 2011. On July 15, 2011, we paid a dividend of $0.20 per share to common shareholders of record as of June 30, 2011. On October 14, 2011, we paid a dividend of $0.20 per share to common shareholders of record as of September 30, 2011. We expect to continue declaring distributions to shareholders, as required to maintain our REIT status, although no assurances can be made that we will continue to generate sufficient income to distribute similar aggregate amounts in the future. The per share amounts of future distributions will depend on the number of our common and preferred shares outstanding from time-to-time and will be determined by our board of trustees following its periodic review of our financial performance and capital requirements, and the terms of our existing borrowing arrangements.

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

In February 2011, we filed a Registration Statement on Form S-3 with the Securities and Exchange Commission, registering equity securities with a maximum aggregate offering price of up to $500.0 million. As of November 9, 2011, we had equity securities with a maximum aggregate offering price of $259.5 million available to issue under our universal shelf registration statement.

On October 3, 2011, we acquired the 613-room Denver Marriott City Center located in Denver, Colorado for a purchase price of $119.0 million. We funded the acquisition with available cash and a borrowing under our revolving credit facility.

On October 14, 2011, we amended our credit agreement providing for a new three-year secured revolving credit facility, maturing on October 14, 2014. The amended credit agreement increases the maximum amounts we may borrow from $150 million to $200 million, and provides for the possibility of further future increases, up to a maximum of $300 million, in accordance with the terms of the amended credit agreement. Subject to certain conditions, the amended credit agreement allows for a one-year extension. The interest rate for borrowings under the revolving credit facility was reduced to LIBOR plus 2.75% - 3.75% (the spread over LIBOR based on our consolidated leverage ratio) as compared to LIBOR plus 3.75%, subject to a LIBOR floor of 2.00%. The amount we can borrow under our revolving credit facility is based on the value of our hotels included in the borrowing base, as defined in the amended credit agreement. As of November 10, 2011, the revolving credit facility was secured by seven of our hotels providing maximum borrowing availability of $200 million, of which we had $100 million outstanding. The amended credit agreement contains standard financial covenants, including certain leverage ratios, coverage ratios, and a minimum tangible net worth requirement. See the notes to our consolidated interim financial statements for additional information relating to our revolving credit facility and other long-term debt.

Giving effect to the acquisition of the Denver Marriott City Center and the amendment of our credit agreement for a new revolving credit facility, we currently have approximately $21 million of cash and cash equivalents and $100 million of remaining borrowing availability under our revolving credit facility.

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

Capital Expenditures

We maintain each hotel in good repair and condition and in conformity with applicable laws and regulations and in accordance with the franchisor’s standards and the agreed-upon requirements in our management agreements. The cost of all such routine improvements and alterations will be paid out of property improvement reserves, which will be funded by a portion of each hotel’s gross revenues. Routine capital expenditures will be administered by the management companies. However, we will have approval rights over the capital expenditures as part of the annual budgeting process.

From time-to-time, certain of our hotels may be undergoing renovations as a result of our decision to upgrade portions of the hotels, such as guestrooms, meeting space, and/or restaurants, in order to better compete with other hotels in our markets. In addition, often after we acquire a hotel, we are required to complete a PIP in order to bring the hotel up to the respective franchisor’s standards. If permitted by the terms of the management agreement, funding for a renovation will first come from the FF&E reserve. To the extent that the FF&E reserve is not adequate to cover the cost of the renovation, we will fund the remaining portion of the renovation with cash and cash equivalents on hand or available borrowings under our revolving credit facility.

Contractual Obligations

The following table sets forth our contractual obligations as of September 30, 2011, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands). There were no other material off-balance sheet arrangements at September 30, 2011, except for the pending acquisitions of two hotels with an aggregate purchase price of $171.2 million, one of which was subsequently acquired on October 3, 2011 for a purchase price of $119.0 million.

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Revolving credit facility, including interest(1)	$104,856	$104,856	$—	$—	$—
Term loan, including interest(2)	146,976	6,146	140,830	—	—
Other mortgage loans, including interest	165,701	8,968	17,936	104,557	34,240
Corporate office lease	1,331	206	430	456	239

	$418,864	$120,176	$159,196	$105,013	$34,479

(1)	Includes $100.0 million outstanding under the revolving credit facility as of September 30, 2011 and assumes no additional borrowings. Also assumes interest payments are based on the interest rate in effect as of September 30, 2011 and no extension options are exercised. On October 14, 2011, we amended our credit agreement to, among other things, extend the maturity date from July 30, 2012 to October 14, 2014. See the notes to our consolidated interim financial statements for additional information relating to our revolving credit facility.

(2)	Assumes interest payments are based on the interest rate in effect as of September 30, 2011. Also assumes no extension options are exercised. See the notes to our consolidated interim financial statements for additional information relating to our term loan.

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

We earn interest income from cash and cash equivalent balances. Considering our cash and cash equivalents as of September 30, 2011, if interest rates increase or decrease by 1.00%, our interest income will increase or decrease by approximately $1.4 million annually, respectively.

As of September 30, 2011, we had $100.0 million of debt outstanding from borrowings under our revolving credit facility. As of that date, amounts borrowed under our revolving credit facility bear interest at variable rates based on LIBOR plus 3.75%, subject to a LIBOR floor of 2.00%. Because the prevailing LIBOR is below the interest rate floor, if prevailing LIBOR on our debt under our revolving credit facility were to decrease, we would not experience any benefits in terms of reduced interest expense. Conversely, if applicable LIBOR were to increase to reach 3.00%, or a 1.00% increase over the interest rate floor then in effect, the increase in interest expense on our debt would decrease future earnings and cash flows by approximately $1.0 million annually, assuming that the amount outstanding under our revolving credit facility was to remain at $100.0 million, the balance at September 30, 2011.

In connection with the amendment of the credit agreement for the revolving credit facility on October 14, 2011, the interest rate floor was removed. As a result, assuming that the amount outstanding under our revolving credit facility was to remain at $100.0 million, the balance as of September 30, 2011, a 1.00% increase or decrease in the applicable LIBOR on our debt under the revolving credit facility would decrease or increase future earnings by approximately $1.0 million annually.

Item 4.	Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of the Trust have evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, and have concluded that as of the end of the period covered by this report, the Trust’s disclosure controls and procedures were effective at a reasonable assurance level.

There was no change in the Trust’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act during the Trust’s most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed under the caption “Risk Factors” in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this Form 10-Q:

Exhibit Number	Description of Exhibit

10.1	Amended and Restated Loan Agreement, dated July 8, 2011, by and among CHSP San Francisco LLC and CHSP Chicago LLC, as borrowers, the financial institutions party thereto and their assignees under section 12.12, as lenders, and Wells Fargo Bank, N.A., as administrative agent

10.2	Purchase and Sale Agreement by and between WTCC City Center Investors V, L.L.C. and CHSP Denver LLC, dated as of August 18, 2011

10.3	Second Amended and Restated Credit Agreement, dated October 14, 2011, by and among Chesapeake Lodging, L.P., as borrower, the financial institutions party thereto and their assignees under section 13.6, as lenders, and Wells Fargo Bank, N.A., as administrative agent

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President, Chief Financial Officer and Treasurer

32.1	Section 1350 Certification of President and Chief Executive Officer

32.2	Section 1350 Certification of Executive Vice President, Chief Financial Officer and Treasurer

101.INS XBRL*	Instance Document

101.SCH XBRL*	Taxonomy Extension Schema Document

101.CAL XBRL*	Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL*	Taxonomy Extension Definition Linkbase Document

101.LAB XBRL*	Taxonomy Extension Label Linkbase Document

101.PRE XBRL*	Taxonomy Extension Presentation Linkbase Document

*	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHESAPEAKE LODGING TRUST

Date: November 10, 2011	By:	/s/ DOUGLAS W. VICARI
Douglas W. Vicari
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ GRAHAM J. WOOTTEN
Graham J. Wootten
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)