Form 10-K
period 2011-12-31
Chesapeake Lodging Trust
filed 2012-02-24
CIK 1473078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

As of June 30, 2011, the aggregate market value of the registrant’s common shares held by non-affiliates of the registrant was approximately $537,853,128 based on the closing price reported on the New York Stock Exchange. As of February 17, 2012, there were 32,125,612 shares of the registrant’s common shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain portions of the Registrant’s proxy statement for its 2012 annual meeting of shareholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

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

Overview

Chesapeake Lodging Trust (the “Trust”) is a self-advised real estate investment trust (REIT) that was organized in the state of Maryland in June 2009. We are focused on investments in primarily upper-upscale hotels in major business and convention markets and, on a selective basis, premium select-service and extended-stay hotels in urban settings or unique locations in the United States of America (“U.S.”). We believe industry dynamics since our inception have created and will continue to create attractive opportunities to acquire high-quality hotels, at prices below replacement costs, with attractive yields on investment and significant upside potential. We completed our initial public offering (“IPO”) in January 2010 and have since acquired or committed to acquire the following 13 hotels:

Hotel	Location	Rooms	Acquisition Date
Hyatt Regency Boston	Boston, MA	502	March 18, 2010
Hilton Checkers Los Angeles	Los Angeles, CA	188	June 1, 2010
Courtyard Anaheim at Disneyland Resort	Anaheim, CA	153	July 30, 2010
Boston Marriott Newton	Newton, MA	430	July 30, 2010
Le Meridien San Francisco	San Francisco, CA	360	December 15, 2010
Homewood Suites Seattle Convention Center	Seattle, WA	195	May 2, 2011
W Chicago – City Center	Chicago, IL	368	May 10, 2011
Hotel Indigo San Diego Gaslamp Quarter	San Diego, CA	210	June 17, 2011
Courtyard Washington Capitol Hill/Navy Yard	Washington, DC	204	June 30, 2011
Hotel Adagio	San Francisco, CA	171	July 8, 2011
Denver Marriott City Center	Denver, CO	613	October 3, 2011
Holiday Inn New York City Midtown – 31st Street	New York, NY	122	December 22, 2011
Hyatt Place New York Midtown South	New York, NY	185	Under contract

		3,701

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

From 2003 to 2008, pricing of hotels in the U.S. appreciated well in excess of the hotels’ underlying performance, primarily driven by record levels of debt financing. Beginning in 2008, the U.S. lodging industry experienced a significant downturn due to a decline in consumer and business spending as a result of the weakness in the global economy, particularly the turmoil in the credit markets, erosion of consumer confidence and increasing unemployment. As a result, lodging demand from both leisure and business travelers decreased significantly in 2008 and 2009. This decreased demand for hotel rooms, together with modest increases in hotel room supply in 2008 and 2009 due to the completion of hotels under development before the global recession began, resulted in declines in occupancy and reductions in room rates as hotels competed more aggressively for guests. These events had a substantial negative impact on revenue per available room (“RevPAR”). According to Smith Travel Research, Inc., a leading source of lodging industry information, RevPAR declined 16.7% in 2009, the largest decline recorded since they began tracking the U.S. lodging industry 22 years ago, and a significantly larger decline than the two most recent lodging industry downturns in 1991 and 2001-2002, which are considered two of the worst periods in modern U.S. lodging industry history.

From 2008 through early 2010, a significant correction in the price of hotels occurred, primarily as a result of the impact of the economic downturn on the lodging industry. In addition, during this period, due to the widely publicized credit crisis, the market for commercial mortgage backed securities (“CMBS”) was virtually closed, and many traditional real estate lenders, such as national and regional banks and insurance companies, saw their balance sheets impaired, which resulted in a severe contraction in available debt financing for hotels, which further impacted hotel prices.

Market Opportunity

Our company was founded to capitalize on this lodging industry downturn. Since we completed our IPO in January 2010, demand for rooms increased in almost all of the major markets as general economic indicators began to experience improvement. With lodging demand increasing, pricing power began to return in major markets in the second half of 2010. RevPAR increased 5.5% in 2010 as compared to 2009, as reported by Smith Travel Research. In 2011, we saw the progressive trends of improved fundamentals in the U.S. lodging industry continue and strengthen, although U.S. and global macroeconomic concerns adversely affected the share prices of most publicly traded lodging companies during the second half of 2011. As occupancy levels further stabilized, shifts in business mix and rate negotiations resulted in gains in average daily rate (“ADR”), leading to an increase in RevPAR of 8.2% in 2011 as compared to 2010, as reported by Smith Travel Research. We expect these positive operating trends to continue in 2012 and for several years to come as business and international travel look poised to remain strong, despite the slow overall economic growth, persistently high unemployment rates, and increased global volatility and risk related to the European debt crisis. These trends will be further supported with supply of available rooms expected to rise at below normal growth rates over the next several years.

Since completing our IPO, we have executed our strategy, taking advantage of industry conditions to acquire our current portfolio of hotels at prices below replacement costs, with attractive yields and significant upside potential. We believe the combined effects of off-peak, albeit improving, levels of hotel operating performance, the limited availability of debt financing from traditional real estate lenders, and the decline in hotel valuations from 2007 levels (in some cases below current debt balances), will continue to create opportunities for well-capitalized and qualified buyers if and to the extent the U.S. economy continues to recover.

We remained active in growing our hotel portfolio in 2011, acquiring or committing to acquire eight high-quality hotels with aggregate purchase prices of $595.0 million, all located in central business districts of markets with high barriers-to-entry. Beginning in the third quarter 2011 and continuing through the date of this report, the hotel transaction market slowed as compared to the first half of 2011 as a consequence of increased global economic concerns and volatility, and its resulting impact on the equity capital markets. We believe, with global economic concerns and volatility slowly dissipating and with debt maturities expected to increase in the second half of 2012 and likely motivating certain hotel owners to sell, hotel transaction activity will increase. However, given our current leverage and our desire to avoid issuing new equity at our current trading price, we expect to pursue only the most compelling opportunities to make acquisitions in the near-term. We will continue to proactively asset manage our current hotel portfolio and invest in select return-on-investment projects to generate strong internal growth.

Business Strategy

We believe the following investment criteria and strategy promote the growth of our company and our ability to deliver strong total returns to our shareholders:

External growth. We focus our investments primarily in upper-upscale hotels in major business and convention markets and, on a selective basis, in premium select-service and extended-stay hotels in urban settings or unique locations in the U.S. We believe these types of hotels currently offer the opportunity for stronger returns than hotels in other segments of the industry due to increasing lodging demand, particularly among business travelers, given the resumption in growth of the U.S. economy in 2010.

We pursue investment opportunities primarily in upper-upscale hotels operating under national franchise brands, with which our executive officers have existing relationships, such as Hyatt®, Hyatt Regency®, Hilton®, Marriott®, Renaissance®, Sheraton® and Westin®. In some instances, we may also invest in premium select-service and extended-stay brands, such as Hyatt Place®, Courtyard by Marriott®, Hilton Garden Inn®, Homewood Suites by Hilton®, and Residence Inn by Marriott® or boutique hotels (unbranded) located in urban settings or unique locations. We focus on acquisitions that will strengthen the overall quality of our portfolio and further diversify the portfolio by market, customer type and brand.

We seek to acquire primarily hotels that meet the following investment criteria:

•	Strong location: hotels located in high barrier to entry markets in the top 25 U.S. Metropolitan Statistical Areas, in close proximity to major market demand generators;

•	Market leaders: hotels that are proven leaders in market share, setting the rates in the market and providing superior meeting space, services or amenities; and

•	Good condition: hotels that are well-maintained, as determined based on our review of third party property condition reports and other data obtained during our due diligence process.

Additionally, we pursue opportunities for:

•

Re-branding: we evaluate opportunities to re-brand certain hotels by determining which brands are available in the market, seeking to quantify the potential improvement in revenue generation and profitability and undertaking a cost/benefit analysis of investing capital to bring the hotel into compliance with the standards of the selected brand. We analyze these opportunities by reviewing the revenue data of the local competitive set of hotels that are branded most similar to the proposed new brand for the hotel, which data we obtain from a third party, Smith Travel Research. Based on this data, we project the expected revenue for the hotel with the new brand and use hotel industry standards for profit margins to calculate potential profits. These additional profits are then compared to the expected capital costs for the brand conversion to calculate a return on investment, which we use to determine whether it is in our shareholders’ interests to undertake the re-branding project.

•

Renovation: we consider hotels that are in prime locations and are structurally sound, but have been neglected and can be purchased at attractive prices and renovated and reintroduced into the market at a cost significantly lower than what would have been spent to acquire a stabilized hotel or to develop a new hotel of similar quality. To assess whether to renovate a hotel, we compare the quality and conditions of the physical property and facilities of a target hotel to a local competitive set of hotels and then estimate renovation costs to upgrade the hotel to a competitive quality standard based on its local market. If the purchase price and projected renovation costs are lower than the projected cost to acquire a comparable hotel of similar quality or the costs to develop a new hotel, it could be an attractive acquisition and renovation opportunity.

•

New hotel management: we investigate hotel management at underperforming hotels to assess whether we can realize strong returns on our investment by acquiring the hotels at an attractive price and replace the hotel’s manager with more highly qualified hotel managers. As part of our diligence efforts, we assess this potential through a review of the operating performance of the hotel and comparison with its local competitive set and industry standards. It could be indicative of poor management if based on this review the hotel underperforms or it is our belief that it could perform better.

Internal growth. We aggressively asset manage our hotels by employing value-added strategies (such as re-branding, renovation or changing hotel management) designed to improve the operating performance and value of our hotels. We do not operate our hotels, but engage reputable independent or brand management companies to operate our hotels. We structure our hotel management agreements to allow us to closely monitor the performance of our hotels and to ensure, among other things, that our third-party managers: (1) implement an approved business and marketing plan; (2) implement a disciplined capital expenditure program; and (3) establish and prudently spend appropriate furniture, fixtures and equipment (“FF&E”) reserves.

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

Franchise agreements

Of our 12 current hotels, seven operate pursuant to franchise agreements with international hotel companies, and the other five operate pursuant to management agreements that allow them to operate either under their respective brands or as an independent hotel. Under these seven franchise agreements, we generally pay a royalty fee ranging from 3% to 6% of room revenues and up to 3% of food and beverage revenues, plus additional fees for marketing, central reservation systems, and other franchisor costs that amount to between 1% and 5% of room revenues. The franchise agreements specify certain management, operational, recordkeeping, accounting, reporting and marketing standards and procedures with which we must comply. The agreements also obligate us to comply with the franchisor’s standards and requirements with respect to training of operational personnel, safety, maintaining specified insurance, the types of services and products ancillary to guest room services that may be provided by us, display of signs, and the type, quality and age of furniture, fixtures and equipment included in guest rooms, lobbies and other common areas. In addition, certain franchise agreements impose conditions with respect to (1) mortgage loan financing and (2) conveyances of the hotel or any direct or indirect interest therein to third parties.

Lease agreements

Our lease agreements are inter-company agreements between our property-owning subsidiaries and our TRS lessees. These agreements generally contain customary terms for third-party lease agreements, including customary terms regarding lease payments and other expenses.

Tax Status

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we currently distribute at least 90% of our REIT taxable income (determined before the deduction for dividends paid and excluding any net capital gains) to our shareholders. We believe that we have operated and it is our current intention to continue to operate in satisfaction of these requirements and to meet the qualifications for taxation as a REIT. As a REIT, we generally will not be subject to federal corporate income tax on that portion of our taxable income that is currently distributed to shareholders. If we fail to qualify for taxation as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and to federal income and excise taxes on our undistributed taxable income. In addition, taxable income from activities conducted by CHSP TRS is subject to federal and state income taxes.

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

Regulation

Our hotels are subject to various covenants, laws, ordinances and regulations, including regulations relating to common areas and fire and safety requirements. We believe each of our hotels has the necessary permits and approvals to operate its business, and each is adequately covered by insurance.

Americans with Disabilities Act

Our hotels must comply with Title III of the Americans with Disabilities Act of 1990 (“ADA”) to the extent that such hotels are “public accommodations” as defined by the ADA. Under the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our hotels where such removal is readily achievable. Although we believe that the hotels in our portfolio substantially comply with present requirements of the ADA, we have not conducted a comprehensive audit or investigation of all of our hotels to determine our compliance, and one or more hotels may not be fully compliant with the ADA. Noncompliance with the ADA could result in the incurrence of additional costs to attain compliance. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our hotels and to make alterations as appropriate in this respect.

Environmental matters

Our hotels are subject to various U.S. federal, state and local environmental laws that impose liability for contamination. Under these laws, governmental entities have the authority to require us, as the current owner of the property, to perform or pay for the cleanup of contamination (including hazardous substances, waste or petroleum products) at, on, under or emanating from the property and to pay for natural resource damages arising from such contamination. Such laws often impose liability without regard to whether the owner or operator or other responsible party knew of, or caused such contamination, and the liability may be joint and several. Because these laws also impose liability on persons who owned the property at the time it became contaminated, it is possible we could incur cleanup costs or other environmental liabilities even after we sell properties. Contamination at, on, under or emanating from our properties also may expose us to liability to private parties for costs of remediation and/or personal injury or property damage. In addition, environmental laws may create liens on contaminated sites in favor of the government for damages and costs it incurs to address such contamination. If contamination is discovered on our properties, environmental laws also may impose restrictions on the manner in which the property may be used or businesses may be operated, and these restrictions may require substantial expenditures. Moreover, environmental contamination can affect the value of a property and, therefore, an owner’s ability to borrow funds using the property as collateral or to sell the property on favorable terms or at all. Furthermore, persons who sent waste to a waste disposal facility, such as a landfill or an incinerator, may be liable for costs associated with cleanup of that facility.

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

In addition, our hotels are subject to various federal, state, and local environmental, health and safety regulatory requirements that address a wide variety of issues, including, but not limited to, storage tanks, air emissions from emergency generators, storm water and wastewater discharges, lead-based paint, mold and mildew, and waste management. Some of our hotels routinely handle and use hazardous or regulated substances and wastes as part of their operations, which are subject to regulation (e.g., swimming pool chemicals). Our hotels incur costs to comply with these environmental, health and safety laws and regulations and could be subject to fines and penalties for non-compliance with applicable laws. However, we are aware of no past or present environmental liability for non-compliance with environmental laws that we believe would have a material adverse effect on our business, assets or results of operations.

Certain hotels we currently own or those we acquire in the future contain, may contain, or may have contained, asbestos-containing material (“ACM”). Environmental, health and safety laws require that ACM be properly managed and maintained, and include requirements to undertake special precautions, such as removal or abatement, if ACM would be disturbed during maintenance, renovation, or demolition of a building. Such laws regarding ACM may impose fines and penalties on building owners, employers and operators for failure to comply with these requirements or expose us to third-party liability. However, we manage such ACM under asbestos operations and maintenance plans, which we have developed and implemented at each of our hotels where there is known ACM or for which suspected ACM is present.

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

Employees

As of February 17, 2012, we had nine employees. All persons employed in the day-to-day operations of our hotels are employees of the management companies engaged by our TRS lessees to operate such hotels.

Available Information

We maintain an Internet site, www.chesapeakelodgingtrust.com, which contains additional information concerning the Trust. We make available free of charge through our Internet site our filings with the Securities and Exchange Commission (the “SEC”) as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC. We also post on our Internet site our Code of Business Conduct and Ethics, Principles of Corporate Governance, and the charters of our Audit, Compensation, and Nominating and Corporate Governance Committees of our board of trustees. We intend to disclose on our website any changes to, or waivers from, our Code of Business Conduct and Ethics. Information on our Internet site is neither part of nor incorporated into this Form 10-K.

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

Risks related to our business and hotels

We currently own only 12 hotels and may not be able to successfully operate or grow our business or generate sufficient operating cash flows to sustain or increase distributions to our shareholders.

We have acquired 12 hotels since commencing operations upon completion of our IPO in January 2010. Our ability to grow our business and sustain or increase distributions to our shareholders depends on many factors, including the financial performance of our hotels, the availability of additional attractive acquisition opportunities that satisfy our investment strategies and our success in identifying and consummating them on favorable terms. We face competition in acquiring attractive hotels. We cannot assure you that we will be able to acquire hotels with attractive returns or will not seek hotels with greater risk to obtain the same level of returns or that the value of our hotels in the future will not decline substantially. Furthermore, there can be no assurance that our 12 current hotels will continue to generate sufficient operating cash flows to pay our operating expenses and enable us to sustain or increase the amount or rate of distributions we make to our shareholders.

Failure of the lodging industry to exhibit sustained improvement or to improve as expected may adversely affect our ability to execute our business plan.

A substantial part of our business plan is based on our belief that the lodging markets in which we invest will experience improving economic fundamentals in the future. In particular, our business strategy is dependent on our expectation that key industry performance indicators, especially RevPAR, will continue to improve in 2012 and industry performance will accelerate for several years thereafter. There can be no assurance as to whether or to what extent, lodging industry fundamentals will continue to improve. In the event conditions in the industry do not sustain improvement or improve as we expect, or deteriorate, our ability to execute our business plan may be adversely affected.

Because our officers have broad discretion to invest our available cash and the borrowing capacity available from time to time under our revolving credit facility, they may make investments where the returns are substantially below expectations or which result in net operating losses.

Our officers have broad discretion, within the general investment policies established by our board of trustees, to invest our available cash and borrowing capacity and to determine the timing of such investments. In addition, our investment policies may be amended or revised from time-to-time at the discretion of our board of trustees, without a vote of our shareholders. Such discretion could result in investments that may not yield returns consistent with investors’ expectations or with which you may not agree. These factors may increase the uncertainty, and thus the risk, of investing in our common shares. Our failure to invest our available funds effectively or find suitable hotels to acquire in a timely manner or on acceptable terms could result in returns that are substantially below expectations or result in losses, which could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our shareholders.

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

As of the date of this report, we have only nine employees. Our ability to grow our business depends upon our senior executive officers’ business contacts and their ability to successfully hire, train, supervise and manage additional personnel. We may not be able to hire and train sufficient personnel or develop management, information and operating systems suitable for our expected growth. If we are unable to manage any future growth effectively, our operations and financial results could be adversely affected.

Our returns could be negatively impacted if our third-party hotel managers do not manage our hotels in our best interests.

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

Certain of our hotels operate under franchise agreements and we anticipate that some of the hotels we acquire in the future also will operate under franchise agreements. We are therefore subject to the risks inherent in concentrating our hotels in several franchise brands. These risks include reductions in business following negative publicity related to one of our brands.

The maintenance of the franchise licenses for our hotels is subject to our franchisors’ operating standards and other terms and conditions. Franchisors periodically inspect our hotels to ensure that we and our lessees and hotel managers follow their standards. Failure by us, our TRS or one of our hotel managers to maintain these standards or other terms and conditions could result in a franchise license being terminated. If a franchise license terminates due to our failure to make required improvements or to otherwise comply with its terms, we may also be liable to the franchisor for a termination payment, which will vary by franchisor and by hotel. As a condition of our continued holding of a franchise license, a franchisor could also possibly require us to make capital expenditures, even if we do not believe the capital improvements are necessary or desirable or will result in an acceptable return on our investment. Nonetheless, we may risk losing a franchise license if we do not make franchisor-required capital expenditures.

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

As a REIT, we are required to distribute at least 90% of our REIT taxable income (determined before the deduction for dividends paid and excluding net capital gains) each year to our shareholders. In the event of future downturns in our operating results and financial performance or unanticipated capital improvements to our hotels, including capital improvements which may be required by our franchisors, we may be unable to declare or pay distributions to our shareholders. The timing and amount of distributions are in the sole discretion of our board of trustees which considers, among other factors, our financial performance, debt service obligations and debt covenants, and capital expenditure requirements. We intend to pay regular quarterly dividends but cannot assure you that we will continue to generate sufficient cash in order to fund distributions in the same aggregate amounts as we have paid in the past or at all.

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

If we do not have sufficient funds to repay our debt at maturity, it may be necessary to refinance this debt through additional debt financing, private or public offerings of debt securities, or additional equity financings. If we are unable to refinance our debt on acceptable terms, we may be forced to dispose of hotels on disadvantageous terms, potentially resulting in losses adversely affecting cash flow from operating activities. We have placed, and may continue to place, mortgages on our hotels to secure our debt. To the extent we cannot meet our debt service obligations, we risk losing some or all of those hotels to foreclosure.

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

We may co-invest in the future with third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a property, partnership, joint venture or other entity. In such event, we would not be in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity. Investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or trustees from focusing their time and effort on our business. Consequently, actions by, or disputes with, partners or co-venturers might result in subjecting hotels owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers.

Risks related to the hotel industry

Economic conditions may adversely affect the lodging industry.

The performance of the lodging industry has historically been closely linked to the performance of the general economy and, specifically, growth in U.S. GDP. It is also sensitive to business and personal discretionary spending levels. Declines in corporate budgets and consumer demand due to adverse general economic conditions, risks affecting or reducing travel patterns, lower consumer confidence or adverse political conditions can lower the revenues and profitability of our future hotels and therefore the net operating profits of our TRS. The recent global economic downturn led to a significant decline in demand for products and services provided by the lodging industry, lower occupancy levels and significantly reduced room rates.

Recovery of demand for products and services provided by the lodging industry generally trails improvement in economic conditions. There can be no assurance of either any increase in demand for hotel rooms from current levels or of the timing or extent of any such demand growth. If demand weakens, our operating results and profitability could be adversely affected. Though we have seen improvement in economic and industry fundamentals, we cannot assure you that these conditions will continue to improve or that the recovery is sustainable. Worsening of the U.S. economy, if experienced, would likely have an adverse impact on our revenues and negatively affect our profitability.

Our ability to sustain the amount of distributions we make to our shareholders may be affected by various operating risks common to the lodging industry.

Our hotels are subject to various operating risks common to the lodging industry, many of which are beyond our control, including the following:

•	competition from other hotels in our markets;

•	over-building of hotels in our markets, which will adversely affect occupancy and revenues at the hotels we currently own or may acquire;

•	dependence on business and commercial travelers and tourism;

•	increases in energy costs and other expenses affecting travel, which may affect travel patterns and reduce the number of business and commercial travelers and tourists;

•	increases in operating costs due to inflation and other factors that may not be offset by increased room rates;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

•	adverse effects of international, national, regional and local economic and market conditions;

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

•	adverse effects of a downturn in the lodging industry; and

•	risks generally associated with the ownership of hotels and real estate, as we discuss in detail below.

These factors could reduce the net operating profits of our TRS, which in turn could adversely affect the amount or frequency of distributions we make to our shareholders.

Our investment opportunities and growth prospects may be affected by competition for acquisitions.

We compete for investment opportunities with other entities, some of which have substantially greater financial resources than we do. This competition may generally limit the number of suitable investment opportunities offered to us, which may limit our ability to grow. This competition may also increase the bargaining power of hotel owners seeking to sell to us, making it more difficult for us to acquire new hotels on attractive terms or at all.

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

The lodging industry is highly cyclical in nature. Fluctuations in lodging demand and, therefore, operating performance, are caused largely by general economic and local market conditions, which subsequently affect levels of business and leisure travel. In addition to general economic conditions, new hotel room supply is an important factor that can affect the lodging industry’s performance and overbuilding has the potential to further exacerbate the negative impact of an economic recession. Room rates and occupancy, and thus RevPAR, tend to increase when demand growth exceeds supply growth. Although we believe that supply growth peaked in late 2008 to early 2009, and that lodging demand has begun to rebound and will grow for the next several years, no assurances can be made. An unsustainable rebound in lodging demand or an increased growth in lodging supply, could result in returns that are substantially below expectations or result in losses, which could have a material adverse effect on our business, financial condition, results of operations and the amount of cash available for distributions to our shareholders.

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

The ongoing need for capital expenditures at our hotels may limit the amounts available for shareholder distributions.

Our hotels will require periodic renovations and other capital improvements, including replacements, from time-to-time, of furniture, fixtures and equipment. The franchisors of our hotels also require periodic capital improvements as a condition of keeping the franchise licenses. In addition, our hotel managers and lenders require that we set aside annual amounts for capital improvements to our hotels. These capital improvements may give rise to the following risks:

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

Hotel development is subject to timing, budgeting and other risks. To the extent we acquire hotels that are under development, these risks may adversely affect our operating results and may limit the amounts available for shareholder distributions.

Part of our investment strategy is to acquire hotels while they are under development, which we have done and expect to continue to do if suitable opportunities arise, taking into consideration general economic conditions. Hotels involve a number of development risks, including risks associated with:

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

To the extent we invest in hotels under development, we cannot assure you that any development project will be completed on time, within budget, or at all. The developer’s inability to complete a project on time or within budget may adversely affect the hotel’s projected operating results and limit amounts available for distributions to our shareholders.

In addition, we have in the past and may in the future make loans to permit the developers to complete the project we have contracted to purchase. These loans might be subordinated to the developer’s primary construction financing, and therefore may expose us to risks of loss of some or all of the principal we have extended if the developer, despite our financing, is unable to complete the project timely or on budget. Any losses we incur on a loan we extend could have a material adverse effect on our results of operations and financial condition.

The hotel business is capital-intensive, and our inability to obtain financing could limit our growth.

Our hotels will require periodic capital expenditures and renovation to remain competitive. Acquisitions or development of additional hotels will require significant capital expenditures. We may not be able to fund capital improvements or acquisitions solely from cash provided from our operating activities because we must distribute at least 90% of our REIT taxable income (determined before the deduction for dividends paid and net of capital gains) each year to maintain our qualification as a REIT for U.S. federal income tax purposes. As a result, our ability to fund capital expenditures, acquisitions or hotel development through any retained earnings would be limited. Consequently, we rely upon the availability of debt or equity capital to fund hotel acquisitions and improvements. Our ability to grow through acquisitions or development of hotels will be limited if we cannot obtain satisfactory debt or equity financing which will depend on market conditions. Neither our declaration of trust nor our bylaws limits the amount of debt that we can incur. However, we cannot assure you that we will be able to obtain additional equity or debt financing or that we will be able to obtain such financing on favorable terms.

The use of Internet travel intermediaries by consumers may adversely affect our profitability.

Some of our hotel rooms are be booked through Internet travel intermediaries, including, but not limited to, Travelocity.com, Expedia.com and Priceline.com. As these Internet bookings increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from us and our hotel managers. Moreover, some of these Internet travel intermediaries are attempting to offer hotel rooms as a commodity, by increasing the importance of price and general indicators of quality (such as “three-star downtown hotel”) at the expense of brand identification. These agencies hope that consumers will eventually develop brand loyalties to their reservations system rather than to the brands under which our hotels are franchised. Although most of the business for our hotels is expected to be derived from traditional channels, if the amount of sales made through Internet intermediaries increases significantly, room revenues may flatten or decrease and our profitability could be adversely affected.

Future terrorist attacks or changes in terror alert levels could adversely affect our growth strategies, our ability to obtain financing, our ability to insure our hotels and our overall financial condition.

Previous terrorist attacks in the U.S. and subsequent terrorist alerts have adversely affected the travel and hospitality industries over the past decade. The impact that terrorist attacks in the U.S. or elsewhere could have on domestic and international markets and our business in particular is indeterminable. It is possible that such attacks or the threat of such attacks could have a material adverse effect on our business, our ability to finance our business, our ability to insure our hotels and/or our results of operations and financial condition as a whole.

Uninsured and underinsured losses could adversely affect our operating results and the amount of cash available for distributions to our shareholders.

We maintain comprehensive insurance on each of the hotels we own, including liability, fire and extended coverage, of the type and amount we believe are customarily obtained for or by hotel owners. Various types of catastrophic losses, like earthquakes and floods, losses from foreign terrorist activities, such as those on September 11, 2001, or losses from domestic terrorist activities, such as the Oklahoma City bombing on April 19, 1995, may not be fully insurable.

In the event of a substantial loss, our insurance coverage may not be sufficient to cover the full current market value or replacement cost of our lost investment. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a hotel, as well as the anticipated future revenue from the hotel. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the hotel. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or renovate a hotel after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position on the damaged or destroyed hotel.

Noncompliance with governmental regulations could adversely affect our operating results.

Environmental matters

Our hotels are subject to various federal, state and local environmental laws. Under these laws, courts and government agencies have the authority to require us, as the owner of a contaminated property, to clean up the property, even if we did not know of or were not responsible for the contamination. These laws also apply to persons who owned a property at the time it became contaminated. In addition to the costs of cleanup, environmental contamination can affect the value of a property and, therefore, an owner’s ability to borrow funds using the property as collateral or to sell the property. Under the environmental laws, courts and government agencies also have the authority to require that a person who sent waste to a waste disposal facility, such as a landfill or an incinerator, pay for the cleanup of that facility if it becomes contaminated and threatens human health or the environment. A person that arranges for the disposal, transports for disposal, or treatment of a hazardous substance at a property owned by another may be liable for the costs of removal or remediation of hazardous substances released into the environment at that property.

Furthermore, various court decisions have established that third parties may recover damages for injury caused by property contamination. For instance, a person exposed to asbestos while staying in a hotel may seek to recover damages if he or she suffers injury from the asbestos. Lastly, some of these environmental laws restrict the use of a property or place conditions on various activities. An example would be laws that require a business using chemicals (such as swimming pool chemicals at a hotel) to manage them carefully and to notify local officials that the chemicals are being used.

The costs to clean up a contaminated property, to defend against a claim or to comply with environmental laws could be material and could adversely affect the funds available for distribution to our shareholders. We can make no assurances that (1) future laws or regulations will not impose material environmental liabilities or (2) the current environmental condition of our hotels will not be affected by the condition of properties in the vicinity of our hotels (such as the presence of leaking underground storage tanks) or by third parties unrelated to us.

Americans with Disabilities Act and other changes in governmental rules and regulations

Under the ADA, all public accommodations must meet various federal requirements related to access and use by disabled persons. Compliance with the ADA’s requirements could require removal of access barriers, and non-compliance could result in the U.S. government imposing fines or in private litigants winning damages. Although we believe that our hotels substantially comply with present requirements of the ADA, we have not conducted a comprehensive audit or investigation of all of our hotels to determine our compliance, and one or more hotels may not be fully compliant with the ADA. Noncompliance with the ADA could result in the incurrence of additional costs to attain compliance. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our hotels and to make alterations as appropriate in this respect. If we are required to make substantial modifications to our hotels, whether to comply with the ADA or other changes in governmental rules and regulations, our financial condition, results of operations and amount of cash available for distributions to our shareholders could be adversely affected.

We are subject to risks associated with the employment of hotel personnel, particularly with hotels that employ unionized labor, which could increase our operating costs, reduce the flexibility of our hotel managers to adjust the size of the workforce at our hotels and impair our ability to make distributions to our shareholders.

We have entered into management agreements with third-party hotel managers to operate our hotels. Our hotel managers are responsible for hiring and maintaining the labor force at each of our hotels. Although we do not directly employ or manage employees at our hotels, we are subject to many of the costs and risks generally associated with the hotel labor force, particularly those hotels with unionized labor. From time to time, hotel operations may be disrupted as a result of strikes, lockouts, public demonstrations or other negative actions and publicity. We also may incur increased legal costs and indirect labor costs as a result of contract disputes or other events. Additionally, hotels where our managers have collective bargaining agreements with employees are more highly affected by labor force activities than others. The resolution of labor disputes or re-negotiated labor contracts could lead to increased labor costs, either by increases in wages or benefits or by changes in work rules that raise hotel operating costs. Furthermore, labor agreements may limit the ability of our hotel managers to reduce the size of hotel workforces during an economic downturn because collective bargaining agreements are negotiated between the hotel managers and labor unions. We do not have the ability to control the outcome of these negotiations.

General risks related to the real estate industry

Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our hotels and harm our financial condition.

Because real estate investments are relatively illiquid, our ability to promptly sell one or more hotels in our portfolio in response to changing economic, financial and investment conditions may be limited. The real estate market is affected by many factors that are beyond our control, including:

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

We may decide in the future to sell one or more of our hotels. We cannot predict whether we will be able to sell any hotel for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a hotel.

We may be required to expend funds to correct defects or to make improvements before a hotel can be sold. We cannot assure you that we will have funds available to correct those defects or to make those improvements. In acquiring a hotel, we may agree to lock-out provisions that materially restrict us from selling that hotel for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that hotel. These factors and any others that would impede our ability to respond to adverse changes in the performance of our hotels could have a material adverse effect on our operating results and financial condition, as well as the amount of cash available for distributions to shareholders.

Increases in our property taxes would adversely affect the amount of cash available for distributions to our shareholders.

Each of our hotels is subject to real and personal property taxes. These taxes on our hotels may increase as tax rates change and as the hotels are assessed or reassessed by taxing authorities. If property taxes increase, the amount of cash available for distributions to our shareholders may decrease.

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

In order for U.S. federal corporate income tax not to apply to earnings that we distribute, each year we must pay out to our shareholders in distributions at least 90% of our REIT taxable income (determined before the dividends paid deduction and excluding any net capital gains). To the extent that we satisfy this distribution requirement, but distribute less than 100% of our taxable income, we will be subject to U.S. federal corporate income tax on our undistributed REIT taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our shareholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. Our only source of funds to make these distributions comes from distributions that we receive from the Operating Partnership. Accordingly, we may be required to borrow money or sell assets to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the distribution requirement and to avoid U.S. federal corporate income tax and the 4% nondeductible excise tax in a particular year. To the extent that the terms of our revolving credit facility or other debt obligations limit our ability to distribute sufficient taxable income to comply with these distribution requirements, we could be subject to some federal corporate income tax or even fail to qualify as a REIT.

Failure to qualify as a REIT, or failure to remain qualified as a REIT, would subject us to U.S. federal income tax and potentially to state and local taxes.

We have been organized and we intend to continue to operate in a manner that will enable us to maintain our qualification as a REIT for U.S. federal income tax purposes.

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

The maximum tax rate applicable to income from “qualified dividends” paid by regular “C” corporations to U.S. shareholders that are individuals, trusts and estates is 15% (through 2012) and is scheduled to increase to ordinary income rates beginning January 1, 2013. Dividends payable by REITs, however, generally are not eligible for the current reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends payable by REITs, legislation that extends the application of the 15% rate to dividends paid after 2012 by “C” corporations could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of regular “C” corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common shares.

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

Rent paid by a lessee that is a “related party tenant” of ours is not qualifying income for purposes of the two gross income tests applicable to REITs. We lease all of our hotels to our TRS. So long as any TRS lessee qualifies as a TRS, it will not be treated as a “related party tenant” with respect to our hotels that are managed by a qualifying independent hotel management company. We believe that our TRS will qualify to be treated as a TRS for U.S. federal income tax purposes, but there can be no assurance that the IRS will not challenge the status of our TRS for U.S. federal income tax purposes or that a court would not sustain such a challenge. If the IRS were successful in disqualifying our TRS from treatment as a TRS, it is possible that we would fail to meet the asset tests applicable to REITs and substantially all of our income would fail to qualify for the gross income tests. If we failed to meet either the asset or gross income tests, we would likely lose our REIT qualification for U.S. federal income tax purposes.

If our hotel managers do not qualify as “eligible independent contractors,” or if our hotels are not “qualified lodging facilities,” we will fail to qualify as a REIT.

Each hotel with respect to which our TRS lessee pays rent must be a “qualified lodging facility.” A “qualified lodging facility” is a hotel, motel, or other establishment more than one-half of the dwelling units in which are used on a transient basis, including customary amenities and facilities, provided that no wagering activities are conducted at or in connection with such facility by any person who is engaged in the business of accepting wagers and who is legally authorized to engage in such business at or in connection with such facility. As of the date hereof, we believe that all of the hotels leased to our TRS are qualified lodging facilities. Although we intend to monitor future acquisitions and improvements of hotels, the REIT provisions of the Internal Revenue Code provide only limited guidance for making determinations under the requirements for qualified lodging facilities, and there can be no assurance that these requirements will be satisfied in all cases.

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

The REIT provisions of the Internal Revenue Code substantially limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets does not constitute “gross income” for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because the TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in the TRS will generally not provide any tax benefit, except for being carried forward against future taxable income in the TRS.

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

If we fail to maintain an effective system of internal controls, we may not be able to accurately determine our financial results or prevent fraud. As a result, our shareholders could lose confidence in our financial results, which could harm our business and the market value of our common shares.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We may in the future discover areas of our internal controls that need improvement. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting and have our independent auditors annually attest to our evaluation, as well as issue their own opinion on our internal control over financial reporting. Though we invest substantial resources in maintaining adequate control over our financial reporting and financial processes, we cannot be certain that we will be successful. Furthermore, as we grow our business, our internal controls will become more complex, and we will require significantly more resources to ensure our internal controls remain effective. If we or our independent auditors discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market value of our common shares. Additionally, the existence of any material weakness or significant deficiency would require management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner.

Risks related to share ownership

We have not established a minimum distribution payment level, and we may be unable to generate sufficient cash flows from our operations to make distributions to our shareholders at any time in the future.

We are generally required to distribute to our shareholders at least 90% of our “REIT taxable income” (subject to certain adjustments and excluding any net capital gains) each year for us to maintain our qualification as a REIT under the Internal Revenue Code, which requirement we currently intend to satisfy, and we must distribute 100% of our taxable income, including capital gains, to eliminate U.S. federal tax liability. To the extent we satisfy the 90% distribution requirement but distribute less than 100% of our taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. In 2011, we declared four quarterly dividends each in the amount of $0.20 per common share.

Subject to maintaining our REIT qualification, we intend to continue to make regular quarterly distributions to our shareholders, but no assurances can be made that we will continue to generate sufficient income to distribute similar aggregate amounts in the future. Our board of trustees has the sole discretion to determine the timing, form and amount of any distributions to our shareholders. Our board of trustees will make determinations regarding distributions based upon, among other factors, our historical and projected results of operations, financial condition, cash flows and liquidity, maintenance of our REIT qualification and other tax considerations, capital expenditure and other expense obligations, debt covenants, contractual prohibitions or other limitations and applicable law and such other matters as our board of trustees may deem relevant from time-to-time. The per share amount of future distributions also will be affected by the number of common and preferred shares that are outstanding from time-to-time.

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

Our common shares are thinly traded, which may limit your ability to liquidate your investment.

Our common shares have traded on the NYSE since our IPO was completed in January 2010. Since that time, the shares have traded in relatively small average daily volumes. If our common shares continue to be thinly traded, it may enhance volatility in the share price and make it difficult for investors to buy or sell shares in the public market without materially affecting the sales price. Further, investors seeking to buy or sell a large quantity of our shares in the public market may be unable to do so within one or more trading days. We cannot assure you that a more robust trading market will develop or be sustained. If limited trading in our common shares continues, it may be difficult for you to sell your shares in the public market at any given time at prevailing prices.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of February 17, 2012, we owned the following 12 hotels:

Hotel	Number of Rooms	Location
Hyatt Regency Boston	502	Boston, MA
Hilton Checkers Los Angeles	188	Los Angeles, CA
Courtyard Anaheim at Disneyland Resort	153	Anaheim, CA
Boston Marriott Newton	430	Newton, MA
Le Meridien San Francisco	360	San Francisco, CA
Homewood Suites Seattle Convention Center	195	Seattle, WA
W Chicago – City Center	368	Chicago, IL
Hotel Indigo San Diego Gaslamp Quarter	210	San Diego, CA
Courtyard Washington Capitol Hill/Navy Yard	204	Washington, DC
Hotel Adagio	171	San Francisco, CA
Denver Marriott City Center	613	Denver, CO
Holiday Inn New York City Midtown – 31st Street	122	New York, NY

Total number of rooms	3,516

Item 3.	Legal Proceedings

We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares began trading on the NYSE under the symbol “CHSP” on January 22, 2010. The closing price of our common shares on the NYSE on December 31, 2011 was $15.46 per share. The following table sets forth, for the periods indicated, the high and low sales prices as reported on the NYSE and dividends declared per common share:

	Price Range		Dividends Declared
	High	Low
2011
First quarter	$19.48	$16.32	$.20
Second quarter	$18.16	$16.32	$.20
Third quarter	$17.80	$11.09	$.20
Fourth quarter	$16.33	$10.69	$.20

2010
First quarter (1)	$20.09	$18.70	$—
Second quarter	$19.74	$15.64	$—
Third quarter	$18.35	$15.06	$.20
Fourth quarter	$20.22	$16.05	$.20

(1)	Information is provided only for the period from January 22, 2010 to March 31, 2010, as our common shares did not being trading publicly until January 22, 2010.

Shareholder Information

As of February 17, 2012, there were 13 registered holders of record of our common shares. This figure does not include beneficial owners who hold shares in nominee form.

In order to comply with certain requirements related to our qualification as a REIT, our declaration of trust includes several restrictions on ownership of our shares, including that shareholders are generally restricted from owning more than 9.8% by value or number of shares, whichever is more restrictive, of our outstanding common or preferred shares of beneficial interest.

Distribution Information

In order to maintain our qualification as a REIT, we must annually distribute to our shareholders at least 90% of our REIT taxable income (determined before the deduction for dividends paid and excluding any net capital gains). For federal income tax purposes, distributions that we make may consist of ordinary income, capital gains, nontaxable return of capital or a combination of those items. Distributions that exceed our current and accumulated earnings and profits (calculated for tax purposes) constitute a return of capital rather than a dividend, which reduces a shareholder’s basis in its shares and will not be taxable to the extent that the distribution equals or is less than the shareholder’s basis in the shares. To the extent that a distribution exceeds both current and accumulated earnings and profits and the shareholder’s basis in its shares, that distribution will be treated as a gain from the sale or exchange of that shareholder’s shares. Every year, we notify shareholders of the taxable composition of distributions paid during the preceding year. The following characterizes distributions paid per common share for the years ended December 31, 2011 and 2010 (the distribution paid on January 14, 2011 was treated as paid on December 31, 2010 for U.S. federal income tax purposes):

	2011		2010
	$	%	$	%
Common shares
Ordinary income	$0.57252	95.42%	$0.40000	100.00%
Return of capital	0.02748	4.58%	—	—
Capital gain distribution	—	—	—	—

	$0.60000	100.00%	$0.40000	100.00%

We intend to continue to declare quarterly distributions to our shareholders. The amount, timing and frequency of future distributions will be determined by our board of trustees based upon a number of factors, including:

•	actual results of operations;

•	the timing of the investment of proceeds from future share offerings;

•	debt service requirements;

•	capital expenditure requirements for our hotels;

•	our taxable income;

•	the annual distribution requirement under the REIT provisions of the Internal Revenue Code;

•	our operating expenses; and

•	other factors that our board of trustees may deem relevant.

The amount of cash available for distributions to our shareholders depends upon our receipt of distributions from our operating partnership, which may depend upon receipt of lease payments from our TRS, and, in turn, upon the management of our hotels by the various managers our TRS has engaged to operate our hotels. In addition to the factors outlined above, the per share amounts of future distributions will depend on the number of our common and preferred shares outstanding from time-to-time.

The terms of our revolving credit facility also limit our ability to make distributions to our shareholders. Under the terms of the revolving credit facility, provided no event of default thereunder has occurred, we may only make distributions to our common shareholders so long as the payments, together with any previous such cash payments in the same fiscal year, are not in excess of the greater of (i) 90% of our funds from operations during such fiscal year and (ii) the amount required (on an annualized basis) for us to maintain our status as a REIT.

Issuer Purchases of Equity Securities

We do not currently have a repurchase plan or program in place. However, we do provide employees, who have been issued restricted common shares, the option of selling shares to us to satisfy the minimum statutory tax withholding requirements on the date their shares vest. There were no common shares purchased in the fourth quarter 2011 related to such repurchases.

Item 6.	Selected Financial Data

We were organized in the state of Maryland in June 2009 and completed our IPO on January 27, 2010. We have since acquired 12 hotels with aggregate purchase prices of $922.0 million. Our results of operations for the year ended December 31, 2011 include the operating activity of five hotels for the full year and six hotels for part of the year (operating results for the Holiday Inn New York City Midtown – 31st Street are not included as the hotel opened for business on January 19, 2012). Our results of operations for the year ended December 31, 2010 include the operating activity of five hotels for part of the year. The following table includes selected historical financial information and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto, both included elsewhere in this Form 10-K (in thousands, except share and per share data).

	Year Ended December 31,
	2011	2010

Statement of Operations Data:
Revenues	$172,191	$54,194
Hotel operating expenses, excluding depreciation and amortization	116,127	37,341
Corporate general and administrative:
Share-based compensation	3,094	1,689
Hotel acquisition costs	5,081	3,597
Other	6,902	5,396
Net income (loss)	9,036	(674)
Net income (loss) available per common share – basic and diluted	0.30	(0.07)
Weighted-average common shares outstanding – basic and diluted	29,413,841	11,236,120

Other Financial Data:
Net cash provided by (used in):
Operating activities	36,708	12,199
Investing activities	(491,991)	(411,199)
Financing activities	465,692	409,528

	As of December 31,
	2011	2010	2009

Balance Sheet Data:
Cash and cash equivalents	$20,960	$10,551	$23
Investments in hotels, net	919,206	400,634	—
Total assets	971,138	425,308	435
Total shareholders’ equity	520,129	305,256	1

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Trust was organized as a self-advised REIT in the state of Maryland in June 2009, with a focus on investments in primarily upper-upscale hotels in major business and convention markets and, on a selective basis, premium select-service and extended-stay hotels in urban settings or unique locations in the U.S. We believe industry dynamics since our inception have created and will continue to create attractive opportunities to acquire high-quality hotels, at prices below replacement costs, with attractive yields on investment and significant upside potential. We completed our IPO in January 2010 and have since acquired or committed to acquire the following 13 hotels:

Hotel	Location	Rooms	Acquisition Date
Hyatt Regency Boston	Boston, MA	502	March 18, 2010
Hilton Checkers Los Angeles	Los Angeles, CA	188	June 1, 2010
Courtyard Anaheim at Disneyland Resort	Anaheim, CA	153	July 30, 2010
Boston Marriott Newton	Newton, MA	430	July 30, 2010
Le Meridien San Francisco	San Francisco, CA	360	December 15, 2010
Homewood Suites Seattle Convention Center	Seattle, WA	195	May 2, 2011
W Chicago – City Center	Chicago, IL	368	May 10, 2011
Hotel Indigo San Diego Gaslamp Quarter	San Diego, CA	210	June 17, 2011
Courtyard Washington Capitol Hill/Navy Yard	Washington, DC	204	June 30, 2011
Hotel Adagio	San Francisco, CA	171	July 8, 2011
Denver Marriott City Center	Denver, CO	613	October 3, 2011
Holiday Inn New York City Midtown – 31st Street	New York, NY	122	December 22, 2011
Hyatt Place New York Midtown South	New York, NY	185	Under contract

		3,701

In mid-2008, U.S. lodging demand started to decline as a result of the economic recession which led industry RevPAR to decline for the year, as reported by Smith Travel Research. Throughout 2009, the decrease in lodging demand accelerated with RevPAR down 16.7% for the year, the largest decline recorded by Smith Travel Research since they began tracking the U.S. lodging industry. In 2010, demand for rooms increased in almost all of the major markets as general economic indicators began to experience improvement. With lodging demand increasing, pricing power began to return in major markets in the second half of 2010. RevPAR increased 5.5% in 2010 as compared to 2009, as reported by Smith Travel Research.

In 2011, we saw the progressive trends of improved fundamentals in the U.S. lodging industry continue and strengthen with RevPAR increasing 8.2% as compared to 2010 as a result of an increase in occupancy of 4.4 percentage points and an increase in ADR of 3.7%. Our hotel portfolio saw an even greater increase in RevPAR than that of the industry as our hotels are located in major markets and primarily driven by the business transient customer, which are generally higher-rated business. Given occupancy levels at our hotels had already stabilized to over 75%, our hotels were able to continue reducing the amount of discounted business in order to take in higher-rated business and increase ADR. Increases in ADR typically result in higher hotel profitability than increases in occupancy since variable hotel expenses generally do not increase correspondingly. In addition, our hotels which benefit from group business also began to see group rates and booking pace improve meaningfully during the year.

We expect these positive operating trends to continue in 2012 and for several years to come as business and international travel look poised to remain strong, despite the slow overall economic growth, persistently high unemployment rates, and increased global volatility and risk related to the European debt crisis. These trends will be further supported with supply of available rooms expected to rise at depressed levels over the next several years.

We remained active in growing our hotel portfolio and executing our acquisition strategy in 2011, acquiring or committing to acquire eight high-quality hotels with aggregate purchase prices of $595.0 million, all located in central business districts of markets with high barriers-to-entry. Beginning in the third quarter 2011 and continuing through the date of this report, the hotel transaction market slowed as compared to the first half of 2011 as a consequence of increased global economic concerns and volatility, and its resulting impact on the equity capital markets. We believe, with global economic concerns and volatility slowly dissipating and with debt maturities expected to increase in the second half of 2012 and likely motivating certain hotel owners to sell, hotel transaction activity will increase. However, given our current leverage and our desire to avoid issuing new equity at our current trading price, we expect to pursue only the most compelling opportunities to make acquisitions in the near-term. We will continue to proactively asset manage our current hotel portfolio and invest in select return-on-investment projects to generate strong internal growth.

Results of Operations

Comparison of years ended December 31, 2011 and 2010

Results of operations for the year ended December 31, 2011 include the operating activity of five hotels for the full year and six hotels for part of the year. Results of operations for the year ended December 31, 2010 include the operating activity of five hotels for part of the year. As a result, comparisons of results of operations between the periods are not meaningful.

Revenues—Total revenue for the years ended December 31, 2011 and 2010 was $172.2 million and $54.2 million, respectively. Total revenue for the year ended December 31, 2011 included rooms revenue of $128.7 million, food and beverage revenue of $37.8 million, and other revenue of $5.7 million. Total revenue for the year ended December 31, 2010 included rooms revenue of $38.5 million, food and beverage revenue of $13.8 million, and other revenue of $1.9 million.

Hotel operating expenses—Hotel operating expenses, excluding depreciation and amortization, for the years ended December 31, 2011 and 2010 were $116.1 million and $37.3 million, respectively. Direct hotel operating expenses for the year ended December 31, 2011 included rooms expense of $30.1 million, food and beverage expense of $27.7 million, and other direct expenses of $2.8 million. Direct hotel operating expenses for the year ended December 31, 2010 included rooms expense of $9.1 million, food and beverage expense of $9.4 million, and other direct expenses of $1.1 million. Indirect hotel operating expenses, which includes management and franchise fees, real estate taxes, insurance, utilities, repairs and maintenance, advertising and sales, and general and administrative expenses, for the years ended December 31, 2011 and 2010 were $55.6 million and $17.8 million, respectively.

Depreciation and amortization—Depreciation and amortization expense for the years ended December 31, 2011 and 2010 was $18.4 million and $4.8 million, respectively. The increase in depreciation and amortization expense was directly attributable to the increase in investment in hotels over the two-year period.

Air rights contract amortization—Air rights contract amortization expense associated with the Hyatt Regency Boston for the years ended December 31, 2011 and 2010 was $0.5 million and $0.4 million, respectively.

Corporate general and administrative—Total corporate general and administrative expenses for the years ended December 31, 2011 and 2010 were $15.1 million and $10.7 million, respectively. Included in corporate general and administrative expenses for the years ended December 31, 2011 and 2010 was $3.1 million and $1.7 million, respectively, of non-cash share-based compensation expense and $5.1 million and $3.6 million, respectively, of hotel acquisition costs. The increase in corporate and general administrative expense is primarily a result of an increase in hotel acquisition costs as a result of higher transaction costs associated with the seven hotel acquisitions occurring during the year ended December 31, 2011, as compared to the five hotel acquisitions occurring during the year ended December 31, 2010, an increase in employee compensation expense as a result of an increase in the number of employees as well as additional share-based compensation expense related to restricted share awards granted in January 2011.

Interest income—Interest income on cash and cash equivalents was $0.1 million for each of the years ended December 31, 2011 and 2010.

Loss on early extinguishment of debt—Loss on early extinguishment of debt for the year ended December 31, 2011 was $0.2 million. The loss on early extinguishment of debt was related to the write-off of unamortized deferred financing costs associated with the prepayment of our previous $60.0 million term loan during the period.

Interest expense—Interest expense for the years ended December 31, 2011 and 2010 was $12.9 million and $2.3 million, respectively. Interest expense includes interest on borrowings under our revolving credit facility and other mortgage debt, unused fees on our revolving credit facility, and amortization of deferred financing costs. The increase in interest expense is directly related to the increase in long-term debt outstanding.

Income tax expense—Income tax expense for the year ended December 31, 2011 was $0.1 million, as compared to an income tax benefit of $0.6 million for the year ended December 31, 2010. Income tax expense and income tax benefit are related to the taxable income and taxable loss, respectively, generated by our TRS during the respective period.

Sources and Uses of Cash

For the year ended December 31, 2011, net cash flows from operating activities were $36.7 million; net cash flows used in investing activities were $492.0 million, of which $483.7 million was used to acquire seven hotels and $3.4 million was used for improvements and additions to our hotels; and net cash flows provided by financing activities were $465.7 million, including $229.8 million from the sale of common shares and $264.2 million in net borrowings, offset by $22.9 million in dividend payments to common shareholders and $4.9 million in payment of deferred financing costs. As of December 31, 2011, we had cash and cash equivalents of approximately $21.0 million.

Liquidity and Capital Resources

We expect our primary source of cash to meet operating requirements, including payment of dividends in accordance with the REIT requirement of the U.S. federal income tax laws, payment of interest on any borrowings and funding of any capital expenditures, will be from our hotels’ results of operations and existing cash and cash equivalent balances. We currently expect that our operating cash flows will be sufficient to fund our continuing operations. We intend to incur indebtedness to supplement our investment capital and to maintain flexibility to respond to industry conditions and opportunities. We are targeting an overall debt level not to exceed 50% of the aggregate purchase prices of all of our portfolio hotels.

We expect to meet long-term liquidity requirements, such as new hotel acquisitions and scheduled debt maturities, through additional secured and unsecured borrowings and the issuance of equity securities. Our ability to raise funds through the issuance of equity securities depends on, among other things, general market conditions for hotel companies and REITs and market perceptions about us. We will continue to analyze alternate sources of capital in an effort to minimize our capital costs and maximize our financial flexibility.

In February 2011, we filed a Registration Statement on Form S-3 with the SEC, registering equity securities with a maximum aggregate offering price of up to $500.0 million. As of December 31, 2011, we had equity securities with a maximum aggregate offering price of $259.5 million available to issue under this registration statement.

On October 14, 2011, we amended our credit agreement providing for a new three-year secured revolving credit facility, maturing on October 14, 2014. The amended credit agreement increased the maximum amount we may borrow from $150 million to $200 million, and provides for the possibility of further future increases, up to a maximum of $300 million, in accordance with the terms of the amended credit agreement. Subject to certain conditions, the revolving credit facility allows for a one-year extension. The interest rate for borrowings under the revolving credit facility was reduced to LIBOR plus 2.75%—3.75% (the spread over LIBOR based on our consolidated leverage ratio) as compared to LIBOR plus 3.75%, subject to a LIBOR floor of 2.00% under the previous facility. The amount we can borrow under our revolving credit facility is based on the value of our hotels included in the borrowing base, as defined in the amended credit agreement. As of February 17, 2012, the revolving credit facility was secured by seven hotels providing borrowing availability of $200.0 million, of which we had $155.0 million outstanding. The amended credit agreement contains standard financial covenants, including certain leverage ratios, coverage ratios, and a minimum tangible net worth requirement. See the notes to our consolidated financial statements for additional information relating to our revolving credit facility and other long-term debt.

On February 8, 2012, we declared a dividend in the amount of $0.22 per share payable to common shareholders of record as of March 31, 2012. The dividend will be paid on April 13, 2012. We expect to continue declaring distributions to shareholders, as required to maintain our REIT status, although no assurances can be made that we will continue to generate sufficient income to distribute similar aggregate amounts in the future. The per share amounts of future distributions will depend on the number of our common and preferred shares outstanding from time-to-time and will be determined by our board of trustees following its periodic review of our financial performance and capital requirements, and the terms of our existing borrowing arrangements.

We currently have the 185-room Hyatt Place New York Midtown South, currently under development, under contract for a purchase price of $76.2 million, plus customary pro-rated amounts and closing costs. We expect to fund the purchase price with available cash and by borrowing under our revolving credit facility. We have already deposited $2.0 million under the purchase and sale agreement, which is non-refundable except in the event of (1) a default under the purchase and sale agreement by the seller or (2) expressly otherwise provided by the purchase and sale agreement. In conjunction with signing the definitive agreement, we agreed to loan the seller $6.5 million, the proceeds of which will be used toward completing construction of the hotel. The loan bears interest at 6.0% per annum and is secured by a second mortgage lien on the hotel. The loan matures at the earlier of the closing on the hotel acquisition or December 31, 2012, but may be extended under certain circumstances as set forth in the loan agreement. Given the acquisition is subject to completion of the hotel by the third-party developer and customary closing conditions, we can give no assurance that the acquisition will be consummated. Failure to complete this acquisition could subject us to risks relating to the recovery of the amount of the bridge financing we have provided, and cause us to incur costs in our efforts to make such recoveries.

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

From time-to-time, certain of our hotels may be undergoing renovations as a result of our decision to upgrade portions of the hotels, such as guestrooms, meeting space, and/or restaurants, in order to better compete with other hotels in our markets. In addition, often after we acquire a hotel, we are required to complete a property improvement plan (“PIP”) in order to bring the hotel up to the respective franchisor’s standards. If permitted by the terms of the management agreement, funding for a renovation will first come from the FF&E reserve. To the extent that the FF&E reserve is not adequate to cover the cost of the renovation, we will fund the remaining portion of the renovation with cash and cash equivalents on hand or available borrowings under our revolving credit facility.

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2011, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands). There were no other material off-balance sheet arrangements at December 31, 2011.

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Revolving credit facility, including interest(1)	$159,990	$5,169	$154,821	$—	$—
Term loan, including interest(1)	145,952	6,146	139,806	—	—
Other mortgage loans, including interest	163,459	8,968	17,936	136,555	—
Corporate office lease	1,279	207	433	460	179
Ground leases	7,688	82	164	164	7,278

	$478,368	$20,572	$313,160	$137,179	$7,457

(1)

Assumes no additional borrowings under the revolving credit facility and interest payments on the revolving credit facility and term loan are based on the interest rate in effect as of December 31, 2011. Also assumes that no extension options are exercised. See the notes to our consolidated financial statements for additional information relating to our revolving credit facility and term loan.

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

Critical Accounting Policies

We believe that the following critical accounting policies affect the most significant judgments and estimates used in the preparation of our consolidated financial statements:

Investments in Hotels—We allocate the purchase prices of hotels acquired based on the fair value of the acquired property, FF&E, and identifiable intangible assets and the fair value of the liabilities assumed. In making estimates of fair value for purposes of allocating the purchase price, we utilize a number of sources of information that are obtained in connection with the acquisition of a hotel, including valuations performed by independent third parties and cost segregation studies. We also consider information obtained about each hotel as a result of our pre-acquisition due diligence in estimating the fair value of the tangible and intangible assets acquired. Hotel acquisition costs, such as transfer taxes, title insurance, environmental and property condition reviews, and legal and accounting fees, are expensed in the period incurred.

Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, generally 15 to 40 years for buildings and building improvements and three to ten years for FF&E. Leasehold improvements are amortized over the shorter of the lease term or the useful lives of the related assets. Replacements and improvements at the hotels are capitalized, while repairs and maintenance are expensed as incurred. Upon the sale or retirement of a property and equipment, the cost and related accumulated depreciation are removed from our accounts and any resulting gain or loss is recognized in the consolidated statements of operations.

Intangible assets are recorded on non-market contracts, including air rights and lease, management and franchise agreements, assumed as part of the acquisition of certain hotels. Above-market and below-market contract values are based on the present value of the difference between contractual amounts to be paid pursuant to the contracts acquired and our estimate of the market rates for corresponding contracts measured over a period equal to the remaining non-cancelable term of the contracts acquired. No value is allocated to market contracts assumed. Intangible assets are amortized using the straight-line method over the remaining non-cancelable term of the related contracts.

We review our hotels for impairment whenever events or changes in circumstances indicate that the carrying value of the hotels may not be recoverable. Events or circumstances that may cause us to perform a review include, but are not limited to, adverse changes in the demand for lodging at our hotels due to declining national or local economic conditions and/or new hotel construction in markets where our hotels are located. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of an investment in a hotel exceed the hotel’s carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying value to the estimated fair market value is recorded and an impairment loss is recognized.

Share-Based Compensation—From time-to-time, we grant restricted share awards to employees and trustees. To-date, we have granted two types of restricted share awards: (1) time-based awards and (2) performance-based awards.

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

New Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (the “FASB”) issued updated accounting guidance to clarify that pro forma disclosures should be presented as if a business combination occurred at the beginning of the prior annual period for purposes of preparing both the current reporting period and the prior reporting period pro forma financial information. These disclosures should be accompanied by a narrative description about the nature and amount of material, nonrecurring pro forma adjustments. The new accounting guidance is effective for business combinations consummated in periods beginning after December 15, 2010, and should be applied prospectively as of the date of adoption. We adopted the new disclosures on January 1, 2011. We do not believe that the adoption of this guidance has a material impact to our consolidated financial statements.

In May 2011, the FASB issued updated accounting guidance that amends the accounting standard on fair value measurements. The new accounting guidance provides for a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. The new accounting guidance changes certain fair value measurement principles, clarifies the application of existing fair value measurement, and expands the fair value measurement disclosure requirements, particularly for Level 3 fair value measurements. The new accounting guidance is to be applied prospectively and is effective for interim and annual periods beginning after December 15, 2011. We will adopt the new accounting guidance on January 1, 2012. We do not believe that the adoption of this guidance will have a material impact to our consolidated financial statements.

In June 2011, the FASB issued updated accounting guidance which requires the presentation of components of other comprehensive income with the components of net income in either (1) a continuous statement of comprehensive income that contains two sections, net income and other comprehensive income, or (2) two separate but consecutive statements. The new accounting guidance eliminates the option to present components of other comprehensive income as part of the statement of shareholders’ equity, and is effective for interim and annual periods beginning after December 15, 2011. We will adopt the new accounting guidance on January 1, 2012. We do not believe that the adoption of this guidance will have a material impact to our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We earn interest income from cash and cash equivalent balances. Based on our cash and cash equivalents as of December 31, 2011, if interest rates increase or decrease by 1.00%, our interest income will increase or decrease by approximately $0.2 million annually, respectively.

As of December 31, 2011, we had $145.0 million of debt outstanding from borrowings under our revolving credit facility. As of that date, amounts borrowed under our revolving credit facility bear interest at variable rates based on LIBOR plus 2.75% - 3.75% (the spread over LIBOR based on our consolidated leverage ratio). If prevailing LIBOR on our debt under our revolving credit facility were to increase or decrease by 1.00%, the increase or decrease in interest expense on our debt would increase or decrease future earnings and cash flows by approximately $1.5 million annually, assuming that the amount outstanding under our revolving credit facility was to remain at $145.0 million, the balance at December 31, 2011.

Item 8.	Financial Statements and Supplementary Data

See Index to Financial Statements on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures—Our Chief Executive Officer and Chief Financial Officer have evaluated the design and effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Controls—There was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting—Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that pertain (i) to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with authorization of our management and trustees; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on our consolidated financial statements.

Based on its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control—Integrated Framework, we concluded that our internal control over financial reporting was effective as of December 31, 2011. The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their report which appears on page F-2 of this Form 10-K.

Item 9B.	Other Information

None.

PART III

Item 10.	Trustees, Executive Officers and Corporate Governance

Information regarding our executive officers as of the date of the filing of this Form 10-K is presented below. Other information required pursuant to this item is incorporated by reference to our 2012 proxy statement under the captions “Proposal 1 Election of Trustees—Trustee Qualifications,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance and Board Matters.”

James L. Francis, 49, is our President and Chief Executive Officer and a Trustee, positions he has held since our formation. Prior to co-founding our company, Mr. Francis served as the President and Chief Executive Officer and a director of Highland Hospitality Corporation (“Highland”), positions that he held from Highland’s IPO in December 2003 to its sale in July 2007. Following the sale of Highland, Mr. Francis served as a consultant to the affiliate of JER Partners that acquired Highland until September 2008. Since September 2008, until our formation, Mr. Francis was a private investor. From June 2002 until joining Highland in December 2003, Mr. Francis served as the Chief Operating Officer, Chief Financial Officer and Treasurer of Barceló Crestline Corporation, and served as Executive Vice President and Chief Financial Officer of Crestline Capital Corporation, prior to its acquisition by Barceló, from December 1998 to June 2002. Prior to the spin-off of Crestline Capital from Host Hotels & Resorts, Inc. (formerly Host Marriott Corporation), Mr. Francis held various finance and strategic planning positions with Host Marriott and Marriott International, Inc. From June 1997 to December 1998, Mr. Francis held the position of Assistant Treasurer and Vice President Corporate Finance for Host Marriott, where he was responsible for Host Marriott’s corporate finance function, business strategy and investor relations. Over a period of ten years, Mr. Francis served in various capacities with Marriott International’s lodging business, including Vice President of Finance for Marriott Lodging from 1995 to 1997; Brand Executive, Courtyard by Marriott from 1994 to 1995; Controller for Courtyard by Marriott and Fairfield Inn from 1993 to 1994; Director of Finance and Strategic Planning for Courtyard by Marriott and Fairfield Inn from 1991 to 1993; and Director of Hotel Development Finance from 1987 to 1991. Mr. Francis received his B.A. in Economics and Business from Western Maryland College and earned an M.B.A. in Finance and Accounting from Vanderbilt University.

Douglas W. Vicari, 52, is our Executive Vice President, Chief Financial Officer, Treasurer and a Trustee, positions he has held since our formation. Prior to co-founding our company, Mr. Vicari served as a principal with Paramount Hotel Group, a hotel owner, developer and operator, from January 2009 to June 2009. Previously, Mr. Vicari served as Executive Vice President and Chief Financial Officer of Highland from September 2003 until its sale in July 2007. Prior to joining Highland, Mr. Vicari served as Senior Vice President and Chief Financial Officer of Prime Hospitality Corp., a former NYSE-listed company acquired by an affiliate of The Blackstone Group in 2004, from August 1998 to July 2003, and also served on the board of directors of Prime Hospitality Corp. from May 1999 to July 2003. Prior to his appointment as Chief Financial Officer, he served as Vice President and Treasurer of Prime Hospitality Corp. from January 1991 to July 1998, and was an instrumental member of the management team that led the company out of bankruptcy in July 1992. From 1986 to 1991, Mr. Vicari was Director of Budgeting and Financial Planning for Prime Hospitality Corp, and was responsible for all budgeting, planning and forecasting. Prior to his tenure at Prime Hospitality Corp., Mr. Vicari held numerous management positions at Combustion Engineering (now ABB Brown Boveri) from 1981 to 1986. Mr. Vicari earned a B.S. in Accounting from the College of New Jersey and received his M.B.A. in Finance from Fairleigh Dickinson University. Mr. Vicari also currently serves on the board of directors and as the audit committee chairman for Thunderbird Resorts Inc. (Euronext: TBIRD), a publicly traded gaming and lodging company.

D. Rick Adams, 48, is our Senior Vice President and Chief Investment Officer, positions he has held since November 2009. Prior to joining our Company, Mr. Adams served as Senior Vice President of Asset Management for Highland from September 2004 until its sale in July 2007. Following the sale of Highland and until October 2009, Mr. Adams continued to serve as Senior Vice President and Head of Asset Management for the affiliate of JER Partners that acquired Highland. From October 1992 to September 2004, Mr. Adams served as Vice President of Regional Operations and Development Officer for the B.F. Saul Company, a privately owned real estate company located in Washington, DC that specializes in commercial real estate and hotel management and development. Prior to his tenure at B.F. Saul, from 1986 until September 1992, Mr. Adams held numerous operational and franchise development management positions at Holiday Inn Worldwide, known today as InterContinental Hotels Group PLC. Mr. Adams received a B.S. in Management from Indiana University.

Graham J. Wootten, 38, is our Senior Vice President, Chief Accounting Officer and Secretary, positions he has held since February 2010. Previously, Mr. Wootten served in several accounting roles, including Vice President and Controller, at Highland from December 2003 until its sale in July 2007 to an affiliate of JER Partners. Following the sale of Highland and until February 2010, Mr. Wootten served in finance and accounting roles for the affiliate of JER Partners that acquired Highland, serving most recently as its Chief Financial Officer. Prior to joining Highland, Mr. Wootten held various audit positions, including Audit Senior Manager, for PricewaterhouseCoopers LLP from 1995 until 2003. Mr. Wootten holds a BSBA in accounting from John Carroll University and is a Certified Public Accountant.

Item 11.	Executive Compensation

Information required pursuant to this item is incorporated by reference to our 2012 proxy statement under the captions “Executive Compensation” and “Corporate Governance and Board Matters.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information required pursuant to this item is incorporated by reference to our 2012 proxy statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Plan Information.”

Item 13.	Certain Relationships and Related Transactions, and Trustee Independence

Information required pursuant to this item is incorporated by reference to our 2012 proxy statement under the captions “Certain Relationships and Related Transactions and Legal Proceedings” and “Corporate Governance and Board Matters.”

Item 14.	Principal Accounting Fees and Services

Information required pursuant to this item is incorporated by reference to our 2012 proxy statement under the caption “Proposal 2 Ratification of Independent Registered Public Accountants.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.	Financial Statements

Included herein at pages F-1 through F-20.

2.	Financial Statement Schedules

The following financial statement schedule is included herein at page F-21:

Schedule III—Real Estate and Accumulated Depreciation

All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted.

3.	Exhibits

The following exhibits are filed as part of this Form 10-K:

Exhibit Number	Description of Exhibit

3.1+	Articles of Amendment and Restatement of Declaration of Trust of Registrant

3.2+	Amended and Restated Bylaws of Registrant

10.1++	Employment Agreement between Registrant and James L. Francis*

10.1.1	Amendment to Employment Agreement between Registrant and James L. Francis, dated May 24, 2011 (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2011)*

10.2++	Employment Agreement between Registrant and Douglas W. Vicari*

10.2.1	Amendment to Employment Agreement between Registrant and Douglas W. Vicari, dated May 24, 2011 (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2011)*

10.3++	Employment Agreement between Registrant and D. Rick Adams*

10.3.1	Amendment to Employment Agreement between Registrant and D. Rick Adams, dated May 24, 2011 (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2011)*

10.4	Employment Agreement between Registrant and Graham J. Wootten (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 22, 2010)*

10.4.1	Amendment to Employment Agreement between Registrant and Graham J. Wootten, dated May 24, 2011 (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2011)*

10.5+	Form of Restricted Share Award Agreement for Executive Officers*

10.6+	Form of Restricted Share Agreement for Trustees*

10.7+	Form of Indemnification Agreement between Registrant and its Trustees and Executive Officers

10.8	Limited Partnership Agreement of Chesapeake Lodging, L.P. (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-11 filed on October 5, 2010)

10.9	Chesapeake Lodging Trust Equity Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 filed on January 27, 2010)

10.10	Purchase and Sale Agreement by and between Boston Hotel Company L.L.C. and Chesapeake Lodging, L.P., dated as of March 18, 2010 (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2010)

10.11	Purchase and Sale Agreement by and between Kalpana LLC and Chesapeake Lodging, L.P., dated as of April 14, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2010)

10.11.1	First Amendment to the Purchase and Sale Agreement by and between Kalpana, LLC and Chesapeake Lodging, L.P., dated as of May 4, 2010 (incorporated by reference to Exhibit 10.1.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2010)

10.11.2	Second Amendment to the Purchase and Sale Agreement by and between Kalpana, LLC and Chesapeake Lodging, L.P., dated as of May 17, 2010 (incorporated by reference to Exhibit 10.1.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2010)

10.12	Purchase and Sale Agreement by and between 535 Grand Avenue, LLC and Chesapeake Lodging, L.P., dated as of April 14, 2010 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2010)

10.12.1	First Amendment to Purchase and Sale Agreement by and between 535 Grand Avenue, LLC and Chesapeake Lodging, L.P., dated as of May 4, 2010 (incorporated by reference to Exhibit 10.2.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2010)

10.13	Purchase and Sale Agreement by and between Mantra, LLC and Chesapeake Lodging, L.P, dated as of April 14, 2010 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2010)

10.13.1	First Amendment to Purchase and Sale Agreement by and between Mantra, LLC and Chesapeake Lodging, L.P, dated as of May 4, 2010 (incorporated by reference to Exhibit 10.3.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2010)

10.13.2	Second Amendment to Purchase and Sale Agreement by and between Mantra, LLC and Chesapeake Lodging, L.P., dated as of July 19, 2010 (incorporated by reference to Exhibit 10.3.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2010)

10.14	Purchase and Sale Agreement by and between CR/TP Newton Hotel LLC and Chesapeake Lodging, L.P., dated as of June 30, 2010 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2010)

10.15	Purchase and Sale Agreement by and between AEW SBCO Seattle, LLC and CHSP Seattle LLC, dated as of November 2, 2010 (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2010)

10.16	Purchase and Sale Agreement by and between HEI San Francisco LLC and CHSP San Francisco LLC, dated as of December 7, 2010 (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2010)

10.17	Purchase and Sale Agreement by and between NJA Hotel LLC and CHSP Navy Yard LLC, dated as of February 23, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 28, 2011)

10.18	Purchase and Sale Agreement by and between Starwood Chicago City Center Realty LLC and CHSP Chicago LLC, dated as of May 4, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2011)

10.19	Purchase and Sale Agreement by and between IND East Village SD Holdings, LLC and CHSP San Diego LLC, dated as of June 15, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2011)

10.20	Purchase and Sale Agreement by and between SC Hotel Partners, LLC and CHSP Union Square LLC, dated as of June 15, 2011 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2011)

10.21	Assumption and Release Agreement, dated June 30, 2011, by and among NJA Hotel LLC, as original borrower, CHSP Navy Yard LLC, as new borrower, and Wells Fargo Bank, N.A., As Trustee for Morgan Stanley Capital I Inc., Commercial Mortgage Pass-Through Certificates, Series 2006-1Q12, as lender (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2011)

10.22	Loan Agreement, dated October 1, 2006, by and between NJA Hotel LLC, as original borrower, and Morgan Stanley Mortgage Capital Inc., as lender (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2011)

10.23	Loan Agreement, dated June 30, 2011, by and between CHSP Boston II LLC, as borrower, and Goldman Sachs Commercial Mortgage Capital, L.P., as lender (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2011)

10.24	Purchase and Sale Agreement by and between Heena Hotel LLC and CHSP 31st Street LLC, dated May 11, 2011 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2011)

10.25	Amended and Restated Loan Agreement, dated July 8, 2011, by and among CHSP San Francisco LLC and CHSP Chicago LLC, as borrowers, the financial institutions party thereto and their assignees under section 12.12, as lenders, and Wells Fargo Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2011)

10.26	Purchase and Sale Agreement by and between WTCC City Center Investors V, L.L.C. and CHSP Denver LLC, dated August 18, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2011)

10.27	Second Amended and Restated Credit Agreement, dated October 14, 2011, by and among Chesapeake Lodging, L.P., as borrower, the financial institutions party thereto and their assignees under section 13.6, as lenders, and Wells Fargo Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2011)

21.1†	List of Subsidiaries of Registrant

23.1†	Consent of Ernst & Young LLP

31.1†	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer

31.2†	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President, Chief Financial Officer and Treasurer

32.1†	Section 1350 Certification of President and Chief Executive Officer

32.2†	Section 1350 Certification of Executive Vice President, Chief Financial Officer and Treasurer

101.INS XBRL†‡	Instance Document

101.SCH XBRL†‡	Taxonomy Extension Schema Document

101.CAL XBRL†‡	Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL†‡	Taxonomy Extension Definition Linkbase Document

101.LAB XBRL†‡	Taxonomy Extension Label Linkbase Document

101.PRE XBRL†‡	Taxonomy Extension Presentation Linkbase Document

†	Filed herewith

‡	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections

+	Incorporated by reference to the same-numbered exhibit to Amendment No. 2 to the Registrant’s IPO Registration Statement on Form S-11 filed on November 24, 2009

++	Incorporated by reference to the same-numbered exhibit to the Registrant’s Current Report on Form 8-K filed on January 28, 2010

*	Denotes management or trustee compensation plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHESAPEAKE LODGING TRUST

Date: February 24, 2012	By:	/S/ DOUGLAS W. VICARI
Douglas W. Vicari
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS A. NATELLI Thomas A. Natelli	Chairman of the Board of Trustees	February 24, 2012

/s/ JAMES L. FRANCIS James L. Francis	President, Chief Executive Officer and Trustee (Principal Executive Officer)	February 24, 2012

/s/ DOUGLAS W. VICARI Douglas W. Vicari	Executive Vice President, Chief Financial Officer, Treasurer and Trustee (Principal Financial Officer)	February 24, 2012

/s/ THOMAS D. ECKERT Thomas D. Eckert	Trustee	February 24, 2012

/s/ GEORGE F. MCKENZIE George F. McKenzie	Trustee	February 24, 2012

/s/ JOHN W. HILL John W. Hill	Trustee	February 24, 2012

/s/ JEFFREY D. NUECHTERLEIN Jeffrey D. Nuechterlein	Trustee	February 24, 2012

/s/ GRAHAM J. WOOTTEN Graham J. Wootten	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 24, 2012

CHESAPEAKE LODGING TRUST

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders of Chesapeake Lodging Trust:

We have audited Chesapeake Lodging Trust’s (the “Trust”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Chesapeake Lodging Trust’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Chesapeake Lodging Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Chesapeake Lodging Trust as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2011 of Chesapeake Lodging Trust and our report dated February 24, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 24, 2012

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders of Chesapeake Lodging Trust:

We have audited the accompanying consolidated balance sheets of Chesapeake Lodging Trust (the “Trust”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2011. Our audits also include the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chesapeake Lodging Trust at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth herein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Chesapeake Lodging Trust’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 24, 2012

CHESAPEAKE LODGING TRUST

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2011	2010

ASSETS
Property and equipment, net	$879,224	$364,940
Intangible assets, net	39,982	35,694
Cash and cash equivalents	20,960	10,551
Restricted cash	15,034	2,588
Accounts receivable, net of allowance for doubtful accounts of $80 and $69, respectively	6,302	4,186
Prepaid expenses and other assets	4,370	4,606
Deferred financing costs, net of accumulated amortization of $548 and $641, respectively	5,266	2,743

Total assets	$971,138	$425,308

LIABILITIES AND SHAREHOLDERS’ EQUITY
Long-term debt	$407,736	$105,000
Accounts payable and accrued expenses	21,475	11,160
Other liabilities	21,798	3,892

Total liabilities	451,009	120,052

Commitments and contingencies (Note 12)

Preferred shares, $.01 par value; 100,000,000 shares authorized; no shares issued and outstanding, respectively	—	—
Common shares, $.01 par value; 400,000,000 shares authorized; 32,161,620 shares and 18,435,670 shares issued and outstanding, respectively	322	184
Additional paid-in capital	543,861	311,303
Cumulative dividends in excess of net income	(22,924)	(6,231)
Accumulated other comprehensive loss	(1,130)	—

Total shareholders’ equity	520,129	305,256

Total liabilities and shareholders’ equity	$971,138	$425,308

The accompanying notes are an integral part of these financial statements.

CHESAPEAKE LODGING TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2011	2010

REVENUE
Rooms	$128,730	$38,530
Food and beverage	37,781	13,758
Other	5,680	1,906

Total revenue	172,191	54,194

EXPENSES
Hotel operating expenses:
Rooms	30,110	9,104
Food and beverage	27,682	9,414
Other direct	2,785	1,053
Indirect	55,550	17,770

Total hotel operating expenses	116,127	37,341
Depreciation and amortization	18,382	4,793
Air rights contract amortization	520	411
Corporate general and administrative:
Share-based compensation	3,094	1,689
Hotel acquisition costs	5,081	3,597
Other	6,902	5,396

Total operating expenses	150,106	53,227

Operating income	22,085	967

Interest income	145	120
Interest expense	(12,868)	(2,344)
Loss on early extinguishment of debt	(208)	—

Income (loss) before income taxes	9,154	(1,257)

Income tax benefit (expense)	(118)	583

Net income (loss)	$9,036	$(674)

Net income (loss) available per common share – basic and diluted	$0.30	$(0.07)

The accompanying notes are an integral part of these financial statements.

CHESAPEAKE LODGING TRUST

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

	Common Shares		Additional	Cumulative Dividends in Excess of	Accumulated Other Comprehensive
	Shares	Amount	Paid-In Capital	Net Income	Loss	Total

Balances at December 31, 2009	100,000	$1	$—	$—	$—	$1
Sale of common shares, net of underwriting fees and offering costs	18,178,147	182	309,616	—	—	309,798
Repurchase of common shares	(100,000)	(1)	—	—	—	(1)
Issuance of restricted common shares	250,414	2	(2)	—	—	—
Issuance of unrestricted common shares	7,109	—	133	—	—	133
Amortization of deferred compensation	—	—	1,556	—	—	1,556
Declaration of dividends on common shares	—	—	—	(5,557)	—	(5,557)
Comprehensive income:
Net income (loss)	—	—	—	(674)	—	(674)
Other comprehensive loss	—	—	—	—	—	—

Total comprehensive income (loss)	—	—	—	—	—	(674)

Balances at December 31, 2010	18,435,670	$184	$311,303	$(6,231)	$—	$305,256

Sale of common shares, net of underwriting fees and offering costs	13,550,000	136	229,675	—	—	229,811
Repurchase of common shares	(11,050)	—	(209)	—	—	(209)
Issuance of restricted common shares	190,750	2	(2)	—	—	—
Forfeiture of restricted common shares	(3,750)	—	—	—	—	—
Amortization of deferred compensation	—	—	3,094	—	—	3,094
Declaration of dividends on common shares	—	—	—	(25,729)	—	(25,729)
Comprehensive income:
Net income	—	—	—	9,036	—	9,036
Other comprehensive loss	—	—	—	—	(1,130)	(1,130)

Total comprehensive income	—	—	—	—	—	7,906

Balances at December 31, 2011	32,161,620	$322	$543,861	$(22,924)	$(1,130)	$520,129

The accompanying notes are an integral part of these financial statements.

CHESAPEAKE LODGING TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2011	2010

Cash flows from operating activities:
Net income (loss)	$9,036	$(674)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	18,382	4,793
Air rights contract amortization	520	411
Ground lease asset amortization	20	—
Deferred financing costs amortization	2,189	641
Premium on mortgage loan amortization	(105)	—
Unfavorable contract liability amortization	(98)	—
Loss on early extinguishment of debt	208	—
Share-based compensation	3,094	1,689
Changes in assets and liabilities:
Accounts receivable, net	1,371	(1,531)
Prepaid expenses and other assets	(363)	(909)
Accounts payable and accrued expenses	2,472	7,566
Other liabilities	(18)	213

Net cash provided by operating activities	36,708	12,199

Cash flows from investing activities:
Acquisition of hotels, net of cash acquired	(483,702)	(404,197)
Deposit on hotel acquisition	—	(2,000)
Receipt of deposit on hotel acquisition	2,000	—
Improvements and additions to hotels	(3,389)	(2,414)
Change in restricted cash	(6,900)	(2,588)

Net cash used in investing activities	(491,991)	(411,199)

Cash flows from financing activities:
Proceeds from sale of common shares, net of underwriting fees	230,291	312,158
Payment of offering costs related to sale of common shares	(491)	(2,134)
Net borrowings (repayments) under revolving credit facility	100,000	45,000
Proceeds from issuance of mortgage debt	225,000	60,000
Principal prepayment on mortgage debt	(60,000)	—
Scheduled principal payments on mortgage debt	(781)	—
Payment of deferred financing costs	(4,920)	(3,384)
Purchase of interest rate cap	(262)	—
Payment of dividends to common shareholders	(22,936)	(1,862)
Repurchase of common shares	(209)	(1)
Repayment of related-party loan	—	(249)

Net cash provided by financing activities	465,692	409,528

Net increase in cash	10,409	10,528
Cash and cash equivalents, beginning of period	10,551	23

Cash and cash equivalents, end of period	$20,960	$10,551

Supplemental disclosure of cash flow information:
Cash paid for interest	$9,629	$1,269
Cash paid for income taxes	$7	$98
Assumption of mortgage loan related to hotel acquisition	$38,622	$—

The accompanying notes are an integral part of these financial statements.

CHESAPEAKE LODGING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

Chesapeake Lodging Trust (the “Trust”) is a self-advised real estate investment trust (“REIT”) that was organized in the state of Maryland in June 2009. The Trust is focused on investments primarily in upper-upscale hotels in major business and convention markets and, on a selective basis, premium select-service and extended-stay hotels in urban settings or unique locations in the United States of America (“U.S.”). The Trust completed its initial public offering (“IPO”) on January 27, 2010. As of December 31, 2011, the Trust owned 12 hotels with an aggregate of 3,516 rooms in six states and the District of Columbia.

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

2. Summary of Significant Accounting Policies

Basis of Presentation—The Trust had no operations prior to the completion of its IPO on January 27, 2010. The consolidated financial statements presented herein include all of the accounts of Chesapeake Lodging Trust and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

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

Intangible assets are recorded on non-market contracts, including air rights and lease, management and franchise agreements, assumed as part of the acquisition of certain hotels. Above-market and below-market contract values are based on the present value of the difference between contractual amounts to be paid pursuant to the contracts acquired and the Trust’s estimate of the market rates for corresponding contracts measured over a period equal to the remaining non-cancelable term of the contracts acquired. No value is allocated to market contracts assumed. Intangible assets are amortized using the straight-line method over the remaining non-cancelable term of the related contracts.

The Trust reviews its hotels for impairment whenever events or changes in circumstances indicate that the carrying values of the hotels may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel’s estimated fair market value is recorded and an impairment loss is recognized. No impairment losses have been recognized for the years ended December 31, 2011 and 2010.

The Trust classifies a hotel as held for sale in the period in which it has made the decision to dispose of the hotel, a binding agreement to purchase the property has been signed under which the buyer has committed a significant amount of nonrefundable cash, and no significant financing contingencies exist which could cause the transaction not to be completed in a timely manner. If these criteria are met, depreciation and amortization of the hotel will cease and an impairment loss will be recognized if the fair value of the hotel, less the costs to sell, is lower than the carrying amount of the hotel. The Trust will classify the loss, together with the related operating results, as discontinued operations in the consolidated statements of operations and classify the assets and related liabilities as held for sale in the consolidated balance sheets. As of December 31, 2011, the Trust had no assets held for sale or liabilities related to assets held for sale.

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

Derivative Instruments—The Trust is a party to an interest rate swap and an interest rate cap in order to manage its interest rate exposure. The Trust’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows. The Trust records these derivative instruments at fair value as either assets or liabilities and has designated them as cash flow hedging instruments at inception. The Trust evaluates the hedge effectiveness of the designated cash flow hedging instruments on a quarterly basis and records the effective portion of the change in the fair value of the cash flow hedging instruments as other comprehensive income (loss). The Trust does not enter into derivative instruments for trading or speculative purposes and monitors the financial stability and credit standing of its counterparties.

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

Recent Accounting Pronouncements—In December 2010, the Financial Accounting Standards Board (the “FASB”) issued updated accounting guidance to clarify that pro forma disclosures should be presented as if a business combination occurred at the beginning of the prior annual period for purposes of preparing both the current reporting period and the prior reporting period pro forma financial information. These disclosures should be accompanied by a narrative description about the nature and amount of material, nonrecurring pro forma adjustments. The new accounting guidance is effective for business combinations consummated in periods beginning after December 15, 2010, and should be applied prospectively as of the date of adoption. The Trust adopted the new disclosures on January 1, 2011. The Trust does not believe that the adoption of this guidance has a material impact to the consolidated financial statements.

In May 2011, the FASB issued updated accounting guidance that amends the accounting standard on fair value measurements. The new accounting guidance provides for a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. The new accounting guidance changes certain fair value measurement principles, clarifies the application of existing fair value measurement, and expands the fair value measurement disclosure requirements, particularly for Level 3 fair value measurements. The new accounting guidance is to be applied prospectively and is effective for interim and annual periods beginning after December 15, 2011. The Trust will adopt the new accounting guidance on January 1, 2012. The Trust does not believe that the adoption of this guidance will have a material impact to the consolidated financial statements.

In June 2011, the FASB issued updated accounting guidance which requires the presentation of components of other comprehensive income with the components of net income in either (1) a continuous statement of comprehensive income that contains two sections, net income and other comprehensive income, or (2) two separate but consecutive statements. The new accounting guidance eliminates the option to present components of other comprehensive income as part of the statement of shareholders’ equity, and is effective for interim and annual periods beginning after December 15, 2011. The Trust will adopt the new accounting guidance on January 1, 2012. The Trust does not believe that the adoption of this guidance will have a material impact to the consolidated financial statements.

3. Acquisition of Hotels

The Trust has acquired the following hotels since its IPO:

Hotel	Location	Rooms	Net Assets Acquired	Acquisition Date
2010 Acquisitions
Hyatt Regency Boston	Boston, MA	502	$113,145	March 18, 2010
Hilton Checkers Los Angeles	Los Angeles, CA	188	45,951	June 1, 2010
Courtyard Anaheim at Disneyland Resort	Anaheim, CA	153	25,083	July 30, 2010
Boston Marriott Newton	Newton, MA	430	77,223	July 30, 2010
Le Meridien San Francisco	San Francisco, CA	360	142,980	December 15, 2010

		1,633	404,382

2011 Acquisitions
Homewood Suites Seattle Convention Center	Seattle, WA	195	53,005	May 2, 2011
W Chicago – City Center	Chicago, IL	368	127,546	May 10, 2011
Hotel Indigo San Diego Gaslamp Quarter	San Diego, CA	210	55,309	June 17, 2011
Courtyard Washington Capitol Hill/Navy Yard	Washington, DC	204	32,783	June 30, 2011
Hotel Adagio	San Francisco, CA	171	42,380	July 8, 2011
Denver Marriott City Center	Denver, CO	613	122,420	October 3, 2011
Holiday Inn New York City Midtown – 31st Street	New York, NY	122	52,599	December 22, 2011

		1,883	486,042

		3,516	$890,424

In conjunction with the acquisition of the Hyatt Regency Boston, the Trust acquired an air rights contract which expires on September 11, 2079 and that requires no payments through maturity. The Trust recorded the fair value of the air rights contract of $36.1 million as an intangible asset and is amortizing it over the term of the contract.

In conjunction with the acquisition of the Courtyard Washington Capitol Hill/Navy Yard, the Trust assumed an existing loan agreement with an outstanding principal balance of $37.5 million. The loan matures in November 2016 and carries a fixed interest rate of 5.90% per annum. Based on current interest rates on similar types of debt instruments, the Trust recorded the loan at its fair value of $38.6 million.

In conjunction with the acquisition of the Denver Marriott City Center, the Trust assumed a management contract with Marriott International, Inc. with a non-cancelable term ending December 2047. The Trust concluded that the management agreement terms were above market terms and recorded a $14.2 million unfavorable contract liability, which the Trust is amortizing over the remaining non-cancelable term and including within indirect hotel operating expenses in the consolidated statements of operations. The Trust also assumed three lease agreements for land parcels underlying the hotel with initial terms ending July 2068, February 2072 and April 2072. The Trust concluded that the terms of two of the three ground leases were below market terms and recorded an aggregate of $4.8 million of favorable ground lease assets, which the Trust is amortizing over the life of the respective leases and including within indirect hotel operating expenses in the consolidated statements of operations.

The allocation of the purchase prices to the acquired assets and liabilities based on their fair values was as follows (in thousands):

	2011 Acquisitions	2010 Acquisitions
Land and land improvements	$79,777	$57,409
Buildings and leasehold improvements	426,905	277,428
Furniture, fixtures and equipment	22,595	32,482
Intangible assets	4,828	36,105
Cash	2,340	185
Restricted cash	5,546	—
Accounts receivable, net	3,487	2,655
Prepaid expenses and other assets	1,334	1,512
Accounts payable and accrued expenses	(7,792)	(3,394)
Other liabilities	(14,356)	—
Mortgage loan	(37,497)	—
Premium on mortgage loan	(1,125)	—

Net assets acquired	$486,042	$404,382

The following financial information presents the pro forma results of operations of the Trust for the years ended December 31, 2011 and 2010 as if all acquisitions during 2010 and 2011 had taken place on January 1, 2010. The pro forma results for the years ended December 31, 2011 and 2010 have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have actually occurred had all transactions taken place on January 1, 2010, or of future results of operations (in thousands, except per share data).

	Year Ended December 31,
	2011	2010
Total revenue	$225,613	$208,504
Total hotel operating expenses	154,086	147,780
Total operating expenses	189,818	189,766
Operating income	35,795	18,739
Net income (loss)	11,491	(6,298)
Net income (loss) available per common share – basic and diluted	$0.35	$(0.20)

4. Property and Equipment

Property and equipment as of December 31, 2011 and 2010 consisted of the following (in thousands):

	December 31,
	2011	2010
Land and land improvements	$137,367	$57,467
Buildings and leasehold improvements	706,431	278,689
Furniture, fixtures and equipment	57,018	33,567
Construction-in-progress	1,583	10

	902,399	369,733
Less: accumulated depreciation and amortization	(23,175)	(4,793)

Property and equipment, net	$879,224	$364,940

5. Intangible Assets

Intangible assets as of December 31, 2011 and 2010 consisted of the following (in thousands):

	December 31,
	2011	2010
Air rights contract	$36,105	$36,105
Favorable ground leases	4,828	—

	40,933	36,105
Less: accumulated amortization	(951)	(411)

Intangible assets, net	$39,982	$35,694

6. Long-Term Debt

Long-term debt as of December 31, 2011 and 2010 consisted of the following (in thousands):

	December 31,
	2011	2010
Revolving credit facility	$145,000	$45,000
Term loan	130,000	60,000
Other mortgage loans	131,716	—

	406,716	105,000
Unamortized premium	1,020	—

Long-term debt	$407,736	$105,000

On July 30, 2010, the Trust entered into a credit agreement to obtain a $115 million, two-year secured revolving credit facility with a syndicate of banks. Borrowings under the revolving credit facility bore interest equal to LIBOR plus 3.75%, subject to a LIBOR floor of 2.00%. On January 21, 2011, the Trust amended the credit agreement to increase the maximum amounts the Trust may borrow under the revolving credit facility from $115 million to $150 million. On October 14, 2011, the Trust further amended the credit agreement providing for a new three-year secured revolving credit facility, maturing on October 14, 2014. The amended credit agreement increases the maximum amounts the Trust may borrow from $150 million to $200 million, and provides for the possibility of further future increases, up to a maximum of $300 million, in accordance with the terms of the amended credit agreement. Subject to certain conditions, the amended credit agreement allows for a one-year extension. The interest rate for borrowings under the revolving credit facility was reduced to LIBOR plus 2.75% - 3.75% (the spread over LIBOR based on the Trust’s consolidated leverage ratio). As of December 31, 2011, the interest rate in effect for borrowings under the revolving credit facility was 3.57%. The amount that the Trust can borrow under the revolving credit facility is based on the value of the Trust’s hotels included in the borrowing base, as defined in the amended credit agreement. As of December 31, 2011, the revolving credit facility was secured by seven hotels providing borrowing availability of $200 million, of which $145 million was outstanding. The amended credit agreement contains standard financial covenants, including certain leverage ratios, coverage ratios, and a minimum tangible net worth requirement.

On June 30, 2011, the Trust entered into a loan agreement to obtain a $95.0 million loan with Goldman Sachs Commercial Mortgage Capital, L.P. The loan matures in July 2016 and is secured by the Hyatt Regency Boston. The loan carries a fixed interest rate of 5.01% per annum, with principal and interest payments calculated based on a 30-year amortization. The loan agreement contains standard provisions that require the loan servicer to maintain escrow accounts for certain items, including the completion of a PIP and real estate taxes.

On June 30, 2011, in connection with the acquisition of the Courtyard Washington Capitol Hill/Navy Yard, the Trust assumed an existing loan agreement with an outstanding principal balance of $37.5 million. The loan matures in November 2016 and is secured by the Courtyard Washington Capitol Hill/Navy Yard. The loan carries a fixed interest rate of 5.90% per annum, with principal and interest payments calculated based on a 30-year amortization. Based on current interest rates on similar types of debt instruments, the Trust recorded the loan at its estimated fair value of $38.6 million, which included a premium on mortgage loan of $1.1 million. Amortization of premium on mortgage loan is computed using a method that approximates the effective interest method over the term of the loan agreement and is included in interest expense in the consolidated statements of operations. For the year ended December 31, 2011, $0.1 million in amortization of premium on mortgage loan was recognized. In addition, the loan agreement contains standard provisions that require the loan servicer to maintain escrow accounts for certain items, including normal replacements of FF&E, the completion of a PIP, and real estate taxes.

On July 8, 2011, the Trust entered into a loan agreement with Wells Fargo Bank, N.A. to obtain a $130.0 million term loan maturing in July 2014, subject to two one-year extension options that may be exercised subject to certain conditions. The loan is secured by the Le Meridien San Francisco and the W Chicago – City Center. The loan bears interest equal to LIBOR plus 3.65%, subject to a LIBOR floor of 1.00%. Proceeds from the loan were used to prepay the Trust’s previous $60.0 million term loan secured by the Le Meridien San Francisco, which was originated in December 2010 and bore interest at LIBOR plus 3.75%, subject to a LIBOR floor of 2.00%. The Trust recorded a loss on early extinguishment of debt of $0.2 million for the year ended December 31, 2011 related to the write-off of unamortized deferred financing costs associated with the previous $60.0 million term loan.

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

As of December 31, 2011, the Trust was in compliance with all financial covenants under its borrowing arrangements. As of December 31, 2011, the Trust’s weighted-average interest rate on its long-term debt was 4.46%. Future scheduled principal payments of debt obligations (assuming no exercise of extension options) as of December 31, 2011 are as follows (in thousands):

Year	Amounts
2012	$1,972
2013	2,100
2014	277,215
2015	2,337
2016	123,092
Thereafter	—

$406,716

7. Earnings Per Share

The following is a reconciliation of the amounts used in calculating basic and diluted earnings per share (in thousands, except share and per share data):

	Year Ended December 31,
	2011	2010
Numerator:
Net income (loss)	$9,036	$(674)
Less: Dividends declared on unvested time-based awards	(242)	(85)
Less: Undistributed earnings allocated to unvested time-based awards	—	—

Net income (loss) available to common shareholders	$8,794	$(759)

Denominator:
Weighted-average number of common shares outstanding – basic and diluted	29,413,841	11,236,120

Net income (loss) available per common share – basic and diluted	$0.30	$(0.07)

For the years ended December 31, 2011 and 2010, 63,870 unvested performance-based awards and 38,370 unvested performance-based awards, respectively, were excluded from diluted weighted-average common shares outstanding, as the awards had not achieved the specified levels of relative total shareholder return required for vesting at each period end.

8. Comprehensive Income

Comprehensive income (loss) as of December 31, 2011 and 2010 consisted of the following (in thousands):

	Year Ended December 31,
	2011	2010
Net income (loss)	$9,036	$(674)
Other comprehensive loss:
Unrealized losses on cash flow hedge instruments	(1,601)	—
Reclassification adjustment (for unrealized losses included in net income)	471	—

Comprehensive income (loss)	$7,906	$(674)

Accumulated other comprehensive loss in the consolidated balance sheet as of December 31, 2011 consists of a single component, unrealized losses on cash flow hedge instruments.

9. Shareholders’ Equity

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

On January 27, 2010, the Trust completed its IPO and sold 7,500,000 common shares at a price of $20.00 per share, resulting in gross proceeds of $150.0 million and net proceeds (after deducting initial underwriting fees and offering costs) of approximately $146.7 million. Concurrent with the IPO, the Trust sold in third-party private placements an aggregate of 1,357,293 common shares at a price per share equal to the IPO price, less an amount equal to the initial and deferred underwriting fees of $1.20 per share. The Trust also sold in private placements to its non-executive chairman and certain executives an aggregate of 150,000 common shares at a price per share equal to the IPO price. The proceeds generated from private placements were approximately $28.5 million. On February 24, 2010, the Trust sold an additional 85,854 common shares at a price of $19.80 per share, net of the initial underwriting fee, as a result of the exercise of the underwriters’ over-allotment option, resulting in additional net proceeds of approximately $1.7 million. On May 21, 2010, the Trust paid an additional $7.6 million in deferred underwriting fees as a result of satisfying the capital deployment hurdle set forth in its agreement with the underwriters of the IPO. The total net proceeds (after deducting initial and deferred underwriting fees and offering costs) generated from the IPO, private placements, and the exercise of the underwriters’ over-allotment option were approximately $169.4 million.

On October 13, 2010, the Trust completed an underwritten public offering of 9,085,000 common shares at a price of $16.25 per share, including 1,185,000 shares sold as a result of the exercise of the underwriters’ over-allotment option. After deducting underwriting fees and offering costs, the Trust generated net proceeds of approximately $140.4 million.

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

For the years ended December 31, 2011 and 2010, the Trust issued 190,750 and 250,414 restricted common shares, respectively, to its employees and trustees. For the year ended December 31, 2010, the Trust issued 7,109 unrestricted common shares to its trustees. For the year ended December 31, 2011, the Trust repurchased 11,050 common shares from employees to satisfy the minimum tax withholding requirements related to the vesting of previously granted restricted common shares. As of December 31, 2011, the Trust had 32,161,620 common shares outstanding.

For the years ended December 31, 2011 and 2010, the Trust’s board of trustees declared dividends per common share as follows:

	Year Ended December 31,
	2011	2010
First Quarter	$0.20	$—
Second Quarter	0.20	—
Third Quarter	0.20	0.20
Fourth Quarter	0.20	0.20

	$0.80	$0.40

Preferred Shares—The Trust is authorized to issue up to 100,000,000 preferred shares, $.01 par value per share. The Trust’s board of trustees is required to set for each class or series of preferred shares the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption. No preferred shares were outstanding at December 31, 2011 and 2010.

Universal Shelf—In February 2011, the Trust filed a Registration Statement on Form S-3 with the Securities and Exchange Commission, registering equity securities with a maximum aggregate offering price of up to $500.0 million. As of December 31, 2011, the Trust had equity securities with a maximum aggregate offering price of $259.5 million available to issue.

10. Equity Plan

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

For the year ended December 31, 2010, the Company granted 250,414 restricted common shares to certain employees. Two types of shares were granted: (1) 212,044 shares that vest solely on continued employment (time-based awards) and (2) 38,370 shares that vest based on the Company achieving specified levels of relative total shareholder return and continued employment (performance-based awards). The time-based awards are eligible to vest at the rate of one-third of the number of restricted shares granted commencing on the first anniversary of their issuance. The performance-based awards are eligible to vest at the rate of one-third of the number of restricted shares granted commencing on December 31, 2010 and each year thereafter. Additional vesting of performance-based awards can also occur at December 31, 2012 based on the cumulative level of relative total shareholder return during the entire performance measurement period. Dividends on the performance-based awards will accrue, but will not be paid unless the related shares vest. The fair value of the 2010 performance-based awards was determined using a Monte Carlo simulation with the following assumptions: volatility of 79.42%; an expected term equal to the requisite service period for the awards; and a risk-free interest rate of 1.45%.

For the year ended December 31, 2011, the Trust granted 190,750 restricted common shares to certain employees and trustees, of which 165,250 shares were time-based awards and 25,500 shares were performance-based awards. For employees, the time-based awards are eligible to vest at the rate of one-half of the number of restricted shares granted commencing on the second anniversary of the Trust’s IPO. For trustees, the time-based awards are eligible to vest fully on the date of the Trust’s first annual meeting following the grant date. The performance-based awards are eligible to vest at the rate of one-half of the number of restricted shares granted commencing on December 31, 2011 and the year thereafter. Additional vesting of performance-based awards can also occur at December 31, 2012 based on the cumulative level of relative total shareholder return during the performance measurement period commencing on the completion of the Trust’s IPO. Dividends on these performance-based awards will accrue, but will not be paid unless the related shares vest. The fair value of the 2011 performance-based awards was determined using a Monte Carlo simulation with the following assumptions: volatility of 65.88%; an expected term equal to the requisite service period for the awards; and a risk-free interest rate of 0.59%.

As of December 31, 2011, there was approximately $3.2 million of unrecognized share-based compensation expense related to restricted common shares. The unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1.0 years. The following is a summary of the Trust’s restricted common shares for year ended December 31, 2011:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Restricted common shares as of December 31, 2010	250,414	$18.50
Granted	190,750	$17.25
Vested	(70,680)	$19.12
Forfeited	(3,750)	$15.74

Restricted common shares as of December 31, 2011	366,734	$17.75

As of December 31, 2011, subject to increases resulting from the forfeiture of currently outstanding awards, 10,134 common shares were reserved and available for future issuances under the Plan.

11. Related-Party Transactions

On January 27, 2010, at the time of the closing of the IPO, the Trust repaid a $249 thousand loan from certain executives that had been made in 2009 to fund certain offering costs of the IPO. At the same time, the Trust repurchased from those same executives 100,000 common shares issued in connection with the Trust’s initial capitalization for an aggregate price of $1 thousand, the same price the executives paid for the shares.

12. Commitments and Contingencies

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

Franchise Agreements—As of December 31, 2011, seven of the Trust’s hotels operated pursuant to franchise agreements with international hotel companies, and the other five operated pursuant to management agreements that allowed them to operate either under their respective brands or as an independent hotel. Under these seven franchise agreements, the Trust generally pays a royalty fee ranging from 3% to 6% of room revenues and up to 3% of food and beverage revenues, plus additional fees for marketing, central reservation systems, and other franchisor costs that amount to between 1% and 5% of room revenues.

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

13. Fair Value Measurements and Derivative Instruments

The following table sets forth the Trust’s financial assets and liabilities measured at fair value by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at December 31, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Interest rate cap (included within prepaid expenses and other assets)	$59	—	$59	—

	$59	—	$59	—

Liabilities:
Interest rate swap (included within accounts payable and accrued expenses)	$926	—	$926	—

	$926	—	$926	—

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

The change in fair value of derivative instruments designated as cash flow hedging instruments was a loss of $1.6 million for the year ended December 31, 2011 and is reported in accumulated other comprehensive loss in the consolidated balance sheet. No amount of ineffectiveness was recorded for the year ended December 31, 2011. Amounts reported in accumulated other comprehensive loss related to these cash flow hedging instruments are reclassified to interest expense as interest payments are made on the variable-rate debt being hedged. For the year ended December 31, 2011, $0.5 million was reclassified into interest expense.

The Trust’s financial instruments in addition to those disclosed in the table above include cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, and long-term debt. The carrying values reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses approximate fair value. The Trust estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument using estimated market rates of debt instruments with similar maturities and credit profiles. As of December 31, 2011, the carrying value reported in the consolidated balance sheet for long-term debt approximated its fair value.

14. Income Taxes

The components of income tax expense (benefit) for the years ended December 31, 2011 and 2010 are as follows (in thousands):

	Year Ended December 31,
	2011	2010
Current:
Federal	$—	$—
State	7	—

	7	—

Deferred:
Federal	77	(454)
State	34	(129)

	111	(583)

Income tax expense (benefit)	$118	$(583)

A reconciliation of the statutory federal income tax expense (benefit) to the Trust’s income tax expense (benefit) is as follows (in thousands):

	Year Ended December 31,
	2011	2010
Statutory federal income tax expense (benefit)	$3,112	$(427)
Effect of non-taxable REIT income	(3,023)	(79)
State income tax expense (benefit), net of federal taxes	14	(85)
Other	15	8

Income tax expense (benefit)	$118	$(583)

The tax effect of each type of temporary difference and carryforward that gives rise to the deferred tax assets and liabilities as of December 31, 2011 and 2010 are as follows (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Employee-related compensation	$143	$53
Net operating loss carryforwards	333	513
Other	—	17

	476	583

Deferred tax liability:
Other	4	—

	4	—

Net deferred tax asset	$472	$583

As of December 31, 2011, the Trust had a net deferred tax asset of $0.5 million, primarily due to tax net operating losses. These loss carryforwards will begin to expire in 2030 if not utilized by then. The Trust believes that it is more likely than not that CHSP TRS will generate sufficient taxable income to realize in full this deferred tax asset. Accordingly, no valuation allowance has been recorded as of December 31, 2011.

15. Quarterly Operating Results (unaudited)

	Quarter Ended - 2011
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Total revenue	$23,987	$40,294	$51,780	$56,130
Total operating expenses	24,742	35,525	41,781	48,058
Operating income (loss)	(755)	4,769	9,999	8,072
Net income (loss)	(1,669)	2,037	5,727	2,941
Net income (loss) available to common shareholders	(1,728)	1,976	5,666	2,880

Net income (loss) available per common share – basic and diluted(1)	(0.08)	0.06	0.18	0.09

	Quarter Ended - 2010
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Total revenue	$2,421	$11,775	$18,232	$21,766
Total operating expenses	3,815	10,432	16,272	22,708
Operating income (loss)	(1,394)	1,343	1,960	(942)
Net income (loss)	(1,301)	1,367	732	(1,472)
Net income (loss) available to common shareholders	(1,301)	1,336	690	(1,515)

Net income (loss) available per common share – basic and diluted(1)	(0.14)	0.15	0.08	(0.09)

(1)	The sum of per share amounts for the four quarters may differ from the annual per share amount due to the required method of computing weighted-average number of common shares outstanding in the respective periods.

16. Subsequent Events

On January 31, 2012, the Trust announced that it had entered into definitive agreement to acquire the 185-room Hyatt Place New York Midtown South located in New York, New York for a purchase price of $76.2 million. The hotel is currently under development and closing on the proposed acquisition is expected to occur following the completion of the hotel by the seller, anticipated in the third quarter 2012, and satisfaction of customary closing conditions. In conjunction with signing the definitive agreement, the Trust agreed to loan the seller $6.5 million, the proceeds of which will be used toward completing construction of the hotel. The loan bears interest at 6.0% per annum and is secured by a second mortgage lien on the hotel. The loan matures at the earlier of the closing on the hotel acquisition or December 31, 2012, but may be extended under certain circumstances as set forth in the loan agreement.

On February 8, 2012, the Trust declared a dividend in the amount of $0.22 per share payable to its common shareholders of record as of March 31, 2012. The dividend will be paid on April 13, 2012.

CHESAPEAKE LODGING TRUST

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2011

(in thousands)

Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent to Acquisition	Gross Amount at End of Year			Accumulated Depreciation	Year of Acquisition	Depreciation Life
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Hyatt Regency Boston Boston, Massachusetts	$94,465	$—	$71,462	$1,185	$75	$72,572	$72,647	$3,393	2010	40 years
Hilton Checkers Los Angeles Los Angeles, California	(1)	9,010	32,710	160	9,010	32,870	41,880	1,308	2010	40 years
Courtyard Anaheim at Disneyland Resort Anaheim, California	(1)	7,862	16,072	10	7,865	16,079	23,944	569	2010	40 years
Boston Marriott Newton Newton, Massachusetts	(1)	11,800	56,450	269	11,885	56,634	68,519	2,008	2010	40 years
Le Meridien San Francisco San Francisco, California	(2)	28,737	100,734	282	28,755	100,998	129,753	2,742	2010	40 years
Homewood Suites Seattle Convention Center Seattle, Washington	(1)	6,266	44,004	1	6,266	44,005	50,271	733	2011	40 years
W Chicago – City Center Chicago, Illinois	(2)	29,800	93,464	33	29,800	93,497	123,297	1,558	2011	40 years
Hotel Indigo San Diego Gaslamp Quarter San Diego, California	(1)	8,300	43,000	—	8,300	43,000	51,300	538	2011	40 years
Courtyard Washington Capitol Hill/Navy Yard Washington, DC	37,251	9,661	57,930	3	9,661	57,933	67,594	724	2011	40 years
Hotel Adagio San Francisco, California	(1)	7,900	33,973	6	7,900	33,979	41,879	425	2011	40 years
Denver Marriott City Center Denver, Colorado	(1)	3,500	118,209	5	3,500	118,214	121,714	739	2011	40 years
Holiday Inn New York City Midtown – 31st Street New York, New York (3)	—	14,350	36,325	—	14,350	36,325	50,675	—	2011	40 years

Totals	$406,716	$137,186	$704,333	$1,954	$137,367	$706,106	$843,473	$14,737

(1)	This hotel secures borrowings made under the revolving credit facility, which had outstanding borrowings of $145,000 as of December 31, 2011.
(2)	This hotel secures the term loan issued on July 8, 2011, which had an outstanding principal balance of $130,000 as of December 31, 2011.
(3)	This hotel opened for business on January 19, 2012.

Notes:

(a)	The change in total cost of real estate assets for the years ended December 31, 2011 and 2010 is as follows:

Balance as of December 31, 2009	$—
Acquisitions	334,837
Capital expenditures and transfers from construction-in-progress	994

Balance as of December 31, 2010	335,831
Acquisitions	506,682
Capital expenditures and transfers from construction-in-progress	960

Balance as of December 31, 2011	$843,473

(b)	The change in accumulated depreciation and amortization of real estate assets for the years ended December 31, 2011 and 2010 is as follows:

Balance as of December 31, 2009	$—
Depreciation and amortization	2,974

Balance as of December 31, 2010	2,974
Depreciation and amortization	11,763

Balance as of December 31, 2011	$14,737