Form 10-Q
period 2012-03-31
Chesapeake Lodging Trust
filed 2012-05-09
CIK 1473078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 4, 2012, the registrant had 32,126,725 common shares issued and outstanding.

CHESAPEAKE LODGING TRUST

PART I

Item 1.	Financial Statements

CHESAPEAKE LODGING TRUST

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Property and equipment, net	$877,438	$879,224
Intangible assets, net	39,832	39,982
Cash and cash equivalents	14,100	20,960
Restricted cash	15,978	15,034
Accounts receivable, net of allowance for doubtful accounts of $77 and $80, respectively	9,509	6,302
Prepaid expenses and other assets	12,892	4,370
Deferred financing costs, net of accumulated amortization of $987 and $548, respectively	4,837	5,266

Total assets	$974,586	$971,138

LIABILITIES AND SHAREHOLDERS’ EQUITY
Long-term debt	$417,190	$407,736
Accounts payable and accrued expenses	22,568	21,475
Other liabilities	22,515	21,798

Total liabilities	462,273	451,009

Commitments and contingencies (Note 10)

Preferred shares, $.01 par value; 100,000,000 shares authorized; no shares issued and outstanding, respectively	—	—
Common shares, $.01 par value; 400,000,000 shares authorized; 32,126,725 shares and 32,161,620 shares issued and outstanding, respectively	321	322
Additional paid-in capital	544,022	543,861
Cumulative dividends in excess of net income	(30,788)	(22,924)
Accumulated other comprehensive loss	(1,242)	(1,130)

Total shareholders’ equity	512,313	520,129

Total liabilities and shareholders’ equity	$974,586	$971,138

The accompanying notes are an integral part of these financial statements.

CHESAPEAKE LODGING TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2012	2011

REVENUE
Rooms	$38,136	$17,269
Food and beverage	10,467	5,881
Other	1,667	837

Total revenue	50,270	23,987

EXPENSES
Hotel operating expenses:
Rooms	9,724	4,680
Food and beverage	8,183	4,796
Other direct	906	460
Indirect	18,993	9,105

Total hotel operating expenses	37,806	19,041
Depreciation and amortization	6,530	2,984
Air rights contract amortization	130	130
Corporate general and administrative:
Share-based compensation	782	658
Hotel acquisition costs	309	246
Other	2,024	1,683

Total operating expenses	47,581	24,742

Operating income (loss)	2,689	(755)

Interest income	3	67
Interest expense	(5,084)	(2,027)

Loss before income taxes	(2,392)	(2,715)

Income tax benefit	1,596	1,046

Net loss	$(796)	$(1,669)

Net loss available per common share—basic and diluted	$(0.03)	$(0.08)

The accompanying notes are an integral part of these financial statements.

CHESAPEAKE LODGING TRUST

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2011

Net loss	$(796)	$(1,669)
Other comprehensive loss:
Unrealized losses on cash flow hedge instruments	(339)	—
Reclassification of unrealized losses on cash flow hedge instruments	227	—

Comprehensive loss	$(908)	$(1,669)

The accompanying notes are an integral part of these financial statements.

CHESAPEAKE LODGING TRUST

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

				Cumulative Dividends in Excess of Net Income	Accumulated Other Comprehensive Loss	Total
	Common Shares		Additional Paid-In Capital
	Shares	Amount

Balances at December 31, 2011	32,161,620	$322	$543,861	$(22,924)	$(1,130)	$520,129
Repurchase of common shares	(36,008)	(1)	(620)	—	—	(621)
Issuance of unrestricted common shares	1,113	—	19	—	—	19
Amortization of deferred compensation	—	—	762	—	—	762
Declaration of dividends on common shares	—	—	—	(7,068)	—	(7,068)
Net loss	—	—	—	(796)	—	(796)
Other comprehensive loss	—	—	—	—	(112)	(112)

Balances at March 31, 2012	32,126,725	$321	$544,022	$(30,788)	$(1,242)	$512,313

The accompanying notes are an integral part of these financial statements.

CHESAPEAKE LODGING TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2011

Cash flows from operating activities:
Net loss	$(796)	$(1,669)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,530	2,984
Air rights contract amortization	130	130
Ground lease asset amortization	20	—
Deferred financing costs amortization	439	526
Premium on mortgage loan amortization	(53)	—
Unfavorable contract liability amortization	(98)	—
Share-based compensation	782	658
Changes in assets and liabilities:
Accounts receivable, net	(3,207)	(112)
Prepaid expenses and other assets	(2,851)	(1,287)
Accounts payable and accrued expenses	1,079	(572)
Other liabilities	65	(3)

Net cash provided by operating activities	2,040	655

Cash flows from investing activities:
Deposits on hotel acquisitions	(2,000)	(3,500)
Improvements and additions to hotels	(4,744)	(171)
Investment in hotel construction loan	(2,268)	—
Change in restricted cash	(944)	(915)

Net cash used in investing activities	(9,956)	(4,586)

Cash flows from financing activities:
Proceeds from sale of common shares, net of underwriting fees	—	230,291
Payment of offering costs related to sale of common shares	—	(418)
Net borrowings (repayments) under revolving credit facility	10,000	(45,000)
Scheduled principal payments on mortgage debt	(493)	—
Payment of deferred financing costs	(10)	(425)
Deposit on loan application	(1,400)	—
Payment of dividends to common shareholders	(6,420)	(3,679)
Repurchase of common shares	(621)	(209)

Net cash provided by financing activities	1,056	180,560

Net increase (decrease) in cash	(6,860)	176,629
Cash and cash equivalents, beginning of period	20,960	10,551

Cash and cash equivalents, end of period	$14,100	$187,180

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,599	$1,427
Cash paid for income taxes	$17	$—

The accompanying notes are an integral part of these financial statements.

CHESAPEAKE LODGING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Description of Business

Chesapeake Lodging Trust (the “Trust”) is a self-advised real estate investment trust (“REIT”) that was organized in the state of Maryland in June 2009. The Trust is focused on investments primarily in upper-upscale hotels in major business and convention markets and, on a selective basis, premium select-service hotels in urban settings or unique locations in the United States of America (“U.S.”). The Trust completed its initial public offering (“IPO”) on January 27, 2010. As of March 31, 2012, the Trust owned 12 hotels with an aggregate of 3,516 rooms in six states and the District of Columbia.

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

The information in these consolidated financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal, recurring nature unless disclosed otherwise. These consolidated financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission (“SEC”) and do not include all of the information and disclosures required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Trust’s Form 10-K for the year ended December 31, 2011.

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

Intangible assets are recorded on non-market contracts, including air rights, lease, management, and franchise agreements, assumed as part of the acquisition of certain hotels. Above-market and below-market contract values are based on the present value of the difference between contractual amounts to be paid pursuant to the contracts assumed and the Trust’s estimate of the fair market contract rates for corresponding contracts measured over a period equal to the remaining non-cancelable term of the contracts assumed. No value is allocated to market contracts. Intangible assets are amortized using the straight-line method over the remaining non-cancelable term of the related contracts.

The Trust reviews its hotels for impairment whenever events or changes in circumstances indicate that the carrying values of the hotels may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel’s estimated fair market value is recorded and an impairment loss is recognized. No impairment losses have been recognized for the three months ended March 31, 2012 and 2011.

The Trust classifies a hotel as held for sale in the period in which it has made the decision to dispose of the hotel, a binding agreement to purchase the property has been signed under which the buyer has committed a significant amount of nonrefundable cash, and no significant financing contingencies exist which could cause the transaction not to be completed in a timely manner. If these criteria are met, depreciation and amortization of the hotel will cease and an impairment loss will be recognized if the fair value of the hotel, less the costs to sell, is lower than the carrying amount of the hotel. The Trust will classify the loss, together with the related operating results, as discontinued operations in the consolidated statements of operations and classify the assets and related liabilities as held for sale in the consolidated balance sheets. As of March 31, 2012, the Trust had no assets held for sale or liabilities related to assets held for sale.

Revenue Recognition—Revenues from operations of the hotels are recognized when the services are provided. Revenues consist of room sales, food and beverage sales, and other hotel department revenues, such as parking, telephone, and gift shop sales.

Prepaid Expenses and Other Assets—Prepaid expenses and other assets consist of prepaid real estate taxes, prepaid insurance, deposits on hotel acquisitions and loan applications, deferred franchise costs, loan receivables, inventories, and other assets.

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

Fair Value Measurements— The Trust accounts for certain assets and liabilities at fair value. In evaluating the fair value of both financial and non-financial assets and liabilities, U.S. GAAP outlines a valuation framework and creates a fair value hierarchy that distinguishes between market assumptions based on market data (observable inputs) and the reporting entity’s own assumptions about market data (unobservable inputs). The three levels of the fair value hierarchy are as follows:

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

Recent Accounting Pronouncements—In May 2011, the Financial Accounting Standards Board (“FASB”) issued updated accounting guidance that amends the accounting standard on fair value measurements. The new accounting guidance provides for a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. The new accounting guidance changes certain fair value measurement principles, clarifies the application of existing fair value measurement, and expands the fair value measurement disclosure requirements, particularly for Level 3 fair value measurements. The new accounting guidance is to be applied prospectively and is effective for interim and annual periods beginning after December 15, 2011. The Trust adopted the new guidance on January 1, 2012. The Trust does not believe that the adoption of this guidance has a material impact to the consolidated financial statements.

In June 2011, the FASB issued updated accounting guidance which requires the presentation of components of other comprehensive income with the components of net income in either (1) a continuous statement of comprehensive income that contains two sections, net income and other comprehensive income, or (2) two separate but consecutive statements. The new accounting guidance eliminates the option to present components of other comprehensive income as part of the statement of shareholders’ equity, and is effective for interim and annual periods beginning after December 15, 2011. The Trust adopted the new guidance on January 1, 2012. The Trust does not believe that the adoption of this guidance has a material impact to the consolidated financial statements.

3. Acquisition of Hotels

The Trust has acquired the following hotels since its IPO:

Hotel	Location	Rooms	Net Assets Acquired	Acquisition Date
2010 Acquisitions:
Hyatt Regency Boston	Boston, MA	502	$113,145	March 18, 2010
Hilton Checkers Los Angeles	Los Angeles, CA	188	45,951	June 1, 2010
Courtyard Anaheim at Disneyland Resort	Anaheim, CA	153	25,083	July 30, 2010
Boston Marriott Newton	Newton, MA	430	77,223	July 30, 2010
Le Meridien San Francisco	San Francisco, CA	360	142,980	December 15, 2010

		1,633	404,382

2011 Acquisitions:
Homewood Suites Seattle Convention Center	Seattle, WA	195	53,005	May 2, 2011
W Chicago—City Center	Chicago, IL	368	127,546	May 10, 2011
Hotel Indigo San Diego Gaslamp Quarter	San Diego, CA	210	55,309	June 17, 2011
Courtyard Washington Capitol Hill/Navy Yard	Washington, DC	204	32,783	June 30, 2011
Hotel Adagio	San Francisco, CA	171	42,380	July 8, 2011
Denver Marriott City Center	Denver, CO	613	122,420	October 3, 2011
Holiday Inn New York City Midtown—31st Street	New York, NY	122	52,599	December 22, 2011

		1,883	486,042

		3,516	$890,424

4. Property and Equipment

Property and equipment as of March 31, 2012 and December 31, 2011 consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Land and land improvements	$137,400	$137,367
Buildings and leasehold improvements	706,775	706,431
Furniture, fixtures and equipment	57,580	57,018
Construction-in-progress	5,388	1,583

	907,143	902,399
Less: accumulated depreciation and amortization	(29,705)	(23,175)

Property and equipment, net	$877,438	$879,224

5. Intangible Assets and Liability

Intangible assets and liability as of March 31, 2012 and December 31, 2011 consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Intangible assets:
Air rights contract	$36,105	$36,105
Favorable ground leases	4,828	4,828

	40,933	40,933
Less: accumulated amortization	(1,101)	(951)

Intangible assets, net	$39,832	$39,982

Intangible liability:
Unfavorable contract liability	$14,236	$14,236
Less: accumulated amortization	(196)	(98)

Intangible liability, net (included within other liabilities)	$14,040	$14,138

6. Long-Term Debt

Long-term debt as of March 31, 2012 and December 31, 2011 consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Revolving credit facility	$155,000	$145,000
Term loan	130,000	130,000
Other mortgage loans	131,223	131,716

	416,223	406,716
Unamortized premium	967	1,020

Long-term debt	$417,190	$407,736

On October 14, 2011, the Trust entered into an amended credit agreement providing for a three-year secured revolving credit facility, maturing on October 14, 2014. The amended credit agreement provides for maximum borrowings of up to $200 million, and provides for the possibility of further future increases, up to a maximum of $300 million, in accordance with the terms of the amended credit agreement. Subject to certain conditions, the amended credit agreement allows for a one-year extension. The interest rate for borrowings under the revolving credit facility is LIBOR plus 2.75%—3.75% (the spread over LIBOR based on the Trust’s consolidated leverage ratio). As of March 31, 2012, the interest rate in effect for borrowings under the revolving credit facility was 3.50%. The amount that the Trust can borrow under the revolving credit facility is based on the value of the Trust’s hotels included in the borrowing base, as defined in the amended credit agreement. As of March 31, 2012, the revolving credit facility was secured by seven hotels providing borrowing availability of $200 million, of which $155 million was outstanding. The amended credit agreement contains standard financial covenants, including certain leverage ratios, coverage ratios, and a minimum tangible net worth requirement.

On June 30, 2011, the Trust entered into a loan agreement to obtain a $95.0 million loan which matures in July 2016 and is secured by the Hyatt Regency Boston. The loan carries a fixed interest rate of 5.01% per annum, with principal and interest payments calculated based on a 30-year amortization. In addition, the loan agreement contains standard provisions that require the loan servicer to maintain escrow accounts for certain items, including the completion of a PIP and real estate taxes.

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

On July 8, 2011, the Trust entered into a loan agreement to obtain a $130.0 million term loan maturing in July 2014, subject to two one-year extension options that may be exercised subject to certain conditions. The loan is secured by the Le Meridien San Francisco and the W Chicago – City Center. The loan bears interest equal to LIBOR plus 3.65%, subject to a LIBOR floor of 1.00%. Contemporaneous with the closing of the $130.0 million term loan, the Trust entered into an interest rate swap to effectively fix the interest rate on the term loan for the first two years of its term at 4.65% per annum. Under the terms of the interest rate swap, the Trust pays fixed interest of 1.00% per annum on a notional amount of $130.0 million and receives floating rate interest equal to the one-month LIBOR. The effective date of the interest rate swap is July 8, 2011 and matures on July 1, 2013. The Trust also purchased an interest rate cap that effectively limits variable rate interest payments on the term loan when one-month LIBOR exceeds 5.00%. The notional amount of the interest rate cap is $130.0 million and equals the principal of the term loan being hedged. The effective date of the interest rate cap is July 1, 2013 and matures on July 8, 2014, which correlates with the maturity date of the term loan.

As of March 31, 2012, the Trust was in compliance with all financial covenants under its borrowing arrangements. As of March 31, 2012, the Trust’s weighted-average interest rate on its long-term debt was 4.41%. Future scheduled principal payments of debt obligations (assuming no exercise of extension options) as of March 31, 2012 are as follows (in thousands):

Year	Amounts
2012	$1,479
2013	2,100
2014	287,215
2015	2,337
2016	123,092
Thereafter	—

$416,223

7. Earnings Per Share

The following is a reconciliation of the amounts used in calculating basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2012	2011
Numerator:
Net loss	$(796)	$(1,669)
Less: Dividends declared on unvested time-based awards	(34)	(59)
Less: Undistributed earnings allocated to unvested time-based awards	—	—

Net loss available to common shareholders	$(830)	$(1,728)

Denominator:
Weighted-average number of common shares outstanding—basic and diluted	31,873,940	22,138,427

Net loss available per common share—basic and diluted	$(0.03)	$(0.08)

For the three months ended March 31, 2012 and 2011, 63,870 unvested performance-based awards were excluded from diluted weighted-average common shares outstanding, as their effect would have been anti-dilutive.

8. Shareholders’ Equity

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

For the three months ended March 31, 2012, the Trust issued 1,113 unrestricted common shares to its trustees and repurchased 36,008 common shares from employees to satisfy the minimum statutory tax withholding requirements related to the vesting of their previously granted restricted common shares. As of March 31, 2012, the Trust had 32,126,725 common shares outstanding.

For the three months ended March 31, 2012, the Trust paid or its board of trustees declared the following dividends to its common shareholders:

	Record Date	Payment Date	Dividend Per Common Share
Fourth Quarter 2011	December 31, 2011	January 13, 2012	$0.20
First Quarter 2012	March 31, 2012	April 13, 2012	$0.22

Preferred Shares—The Trust is authorized to issue up to 100,000,000 preferred shares, $.01 par value per share. The Trust’s board of trustees is required to set for each class or series of preferred shares the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption. No preferred shares were outstanding at March 31, 2012 or December 31, 2011.

Universal Shelf—In February 2011, the Trust filed a Registration Statement on Form S-3 with the SEC, registering equity securities with a maximum aggregate offering price of up to $500.0 million. As of March 31, 2012, equity securities with a maximum aggregate offering price of $259.5 million remained available to issue under this Registration Statement.

9. Equity Plan

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

The Trust initially reserved 454,657 common shares for issuance under the Plan. Shares that are issued under the Plan to any person pursuant to an award are counted against this limit as one share for every one share granted. If any shares covered by an award are not purchased or are forfeited, if an award is settled in cash or if an award otherwise terminates without delivery of any shares, then the number of common shares counted against the aggregate number of shares available under the Plan with respect to the award will, to the extent of any such forfeiture or termination, again be available for making awards under the Plan. As of March 31, 2012, subject to increases that may result in the case of any future forfeiture of currently outstanding awards, 10,134 common shares were reserved and available for future issuances under the Plan.

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

As of March 31, 2012, there was approximately $2.4 million of unrecognized share-based compensation expense related to restricted common shares. The unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 0.8 years. The following is a summary of the Trust’s restricted common shares for the three months ended March 31, 2012:

	Number of Shares	Weighted- Average Grant- Date Fair Value
Restricted common shares as of December 31, 2011	366,734	$17.75
Granted	—	$—
Vested	(148,681)	$18.69
Forfeited	—	$—

Restricted common shares as of March 31, 2012	218,053	$17.12

10. Commitments and Contingencies

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

Franchise Agreements—As of March 31, 2012, seven of the Trust’s hotels operated pursuant to franchise agreements with international hotel companies, and the other five hotels operated pursuant to management agreements that allowed them to operate either under their respective brands or as an independent hotel. Under the seven franchise agreements, the Trust generally pays a royalty fee ranging from 3% to 6% of room revenues and up to 3% of food and beverage revenues, plus additional fees for marketing, central reservation systems, and other franchisor costs that amount to between 1% and 5% of room revenues.

Purchase and Sale Agreements—As of March 31, 2012, the Trust had the 185-room Hyatt Place New York Midtown South, currently under development, under contract for a purchase price of $76.2 million, plus customary pro-rated amounts and closing costs. The Trust expects to fund the purchase price with available cash and by either borrowing under its revolving credit facility or obtaining other secured debt financing. The Trust has deposited $2.0 million under the purchase and sale agreement, which is non-refundable except in the event of (1) a default under the purchase and sale agreement by the seller or (2) expressly otherwise provided by the purchase and sale agreement. In conjunction with signing the definitive agreement, the Trust agreed to loan the seller $6.5 million, the proceeds of which will be used toward completing construction of the hotel. As of March 31, 2012, the Trust had $2.3 million outstanding under the hotel construction loan. The loan bears interest at 6.0% per annum and is secured by a second mortgage lien on the hotel. The loan matures at the earlier of the closing on the hotel acquisition or December 31, 2012, but may be extended under certain circumstances as set forth in the loan agreement. Given the acquisition is subject to completion of the hotel by the third-party developer and customary closing conditions, the Trust can give no assurance that the acquisition will be consummated. Failure to complete this acquisition could subject the Trust to risks relating to the recovery of the amount of the hotel construction financing it has provided, and cause the Trust to incur costs in its efforts to make such recoveries.

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

11. Fair Value Measurements and Derivative Instruments

The following table sets forth the Trust’s financial assets and liabilities measured at fair value by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at March 31, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Interest rate cap (included within prepaid expenses and other assets)	$61	—	$61	—

	$61	—	$61	—

Liabilities:
Interest rate swap (included within other liabilities)	$1,041	—	$1,041	—

	$1,041	—	$1,041	—

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

The change in fair value of derivative instruments designated as cash flow hedging instruments was a loss of $0.3 million for the three months ended March 31, 2012 and is reported in accumulated other comprehensive loss in the consolidated balance sheet. No amount of ineffectiveness was recorded for the three months ended March 31, 2012. Amounts reported in accumulated other comprehensive loss related to these cash flow hedging instruments are reclassified to interest expense as interest payments are made on the variable-rate debt being hedged. For the three months ended March 31, 2012, $0.2 million was reclassified into interest expense.

The Trust’s financial instruments in addition to those disclosed in the table above include cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, and long-term debt. The carrying values reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses approximate fair value. The Trust estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument using estimated market rates of debt instruments with similar maturities and credit profiles. These inputs are classified as level 3 within the fair value hierarchy. As of March 31, 2012, the carrying value reported in the consolidated balance sheet for long-term debt approximated its fair value.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and as such may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identified by our use of words, such as “intend,” “plan,” “may,” “should,” “will,” “project,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity,” and similar expressions, whether in the negative or affirmative. We cannot guarantee that we actually will achieve these plans, intentions or expectations. All statements regarding our expected financial position, business and financing plans are forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	U.S. economic conditions generally and the real estate market and the lodging industry specifically;

•	management and performance of our hotels;

•	our plans for renovation of our hotels;

•	our financing plans and the terms on which capital is available to us;

•	supply and demand for hotel rooms in our current and proposed market areas;

•	our ability to acquire additional properties and the risk that potential acquisitions may not be completed or perform in accordance with expectations;

•	legislative/regulatory changes, including changes to laws governing taxation of real estate investment trusts; and

•	our competition.

These risks and uncertainties, together with the information contained in our Form 10-K for the year ended December 31, 2011 under the caption “Risk Factors,” should be considered in evaluating any forward-looking statement contained in this report or incorporated by reference herein. All forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are qualified by the cautionary statements in this section. We undertake no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report, except as required by law.

Overview

We were organized as a self-advised REIT with a focus on investments primarily in upper-upscale hotels in major business and convention markets and, on a selective basis, premium select-service hotels in urban settings or unique locations in the U.S. We completed our IPO in January 2010 and have since acquired or committed to acquire the following 13 hotels:

Hotel	Location	Rooms	Acquisition Date
Hyatt Regency Boston	Boston, MA	502	March 18, 2010
Hilton Checkers Los Angeles	Los Angeles, CA	188	June 1, 2010
Courtyard Anaheim at Disneyland Resort	Anaheim, CA	153	July 30, 2010
Boston Marriott Newton	Newton, MA	430	July 30, 2010
Le Meridien San Francisco	San Francisco, CA	360	December 15, 2010
Homewood Suites Seattle Convention Center	Seattle, WA	195	May 2, 2011
W Chicago—City Center	Chicago, IL	368	May 10, 2011
Hotel Indigo San Diego Gaslamp Quarter	San Diego, CA	210	June 17, 2011
Courtyard Washington Capitol Hill/Navy Yard	Washington, DC	204	June 30, 2011
Hotel Adagio	San Francisco, CA	171	July 8, 2011
Denver Marriott City Center	Denver, CO	613	October 3, 2011
Holiday Inn New York City Midtown—31st Street	New York, NY	122	December 22, 2011
Hyatt Place New York Midtown South	New York, NY	185	Under contract

		3,701

Hotel Operating Metrics

We believe that the results of operations of our hotels are best explained by three key performance indicators: occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”), which is room revenue divided by total number of available rooms. RevPAR does not include food and beverage revenues or other ancillary revenues, such as parking, telephone or other guest services provided by the hotel.

Occupancy is a major driver of room revenue, as well as other revenue categories, such as food and beverage and parking. ADR helps to drive room revenue as well; however, it does not have a direct effect on other revenue categories. Fluctuations in occupancy are accompanied by fluctuations in most categories of variable operating costs, such as utility costs and certain labor costs such as housekeeping, resulting in varying levels of hotel profitability. Increases in ADR typically result in higher hotel profitability since variable hotel expenses generally do not increase correspondingly. Thus, increases in RevPAR attributable to increases in occupancy are accompanied by increases in most categories of variable operating costs, while increases in RevPAR attributable to increases in ADR are accompanied by increases in limited categories of operating costs, such as management fees and franchise fees.

Executive Summary

In the first quarter 2012, the improved fundamentals in the U.S. lodging industry we saw in 2011 continued and strengthened. Our hotel portfolio performed exceptionally well and significantly outperformed the overall U.S. lodging industry in RevPAR during the quarter. We believe our outperformance resulted because our hotels are located in major markets, and specifically, in several of the strongest performing markets in the U.S., including Boston, San Francisco, and Seattle. Occupancy at our hotels is primarily driven by business transient customers, from which segment we continue to see high demand for rooms given increasing business travel and spending as corporate profits remain at record levels. Because occupancy levels at our hotels were at stabilized levels of over 70%, our hotels were able to exercise pricing power and increase ADR and as a result, also significantly increase hotel profitability.

We expect these positive operating trends to continue throughout 2012 and for several years to come as business and international travel look poised to remain strong, despite the slow overall economic growth, persistently high unemployment rates, and increased global volatility and risk related to the European debt crisis which remains unresolved. We believe these demand trends will be further supported by the fact that supply of available rooms is expected to rise at depressed levels over the next several years.

We will continue to proactively asset manage our current hotel portfolio and invest in select return-on-investment projects to generate strong internal growth, which include the ongoing renovation and repositioning at our Hotel Adagio and the addition of 35 rooms to the top two vacant floors of our W Chicago—City Center. We are also in the process of, or plan to complete in the near future, certain capital projects at Hyatt Regency Boston, Denver Marriott City Center, Le Meridien San Francisco, Hotel Indigo San Diego Gaslamp Quarter, Hilton Checkers Los Angeles, and Holiday Inn New York City Midtown—31st Street.

The hotel transaction market, which began to slow in the third quarter 2011, has seen a recent increase in activity, but remained generally muted through the date of this report as compared to the first half of 2011. We believe, with global economic concerns and volatility slowly dissipating and with debt maturities expected to increase in the second half of 2012 and likely to motivate certain hotel owners to sell, hotel transaction activity will increase and provide us with opportunities to prudently grow our hotel portfolio.

Results of Operations

Comparison of three months ended March 31, 2012 and 2011

Results of operations for the three months ended March 31, 2012 include the operating activity of 11 hotels for the full quarter and one hotel for part of the quarter, whereas the results of operations for the three months ended March 31, 2011 include the operating activity of five hotels for the full quarter. As a result, comparisons of results of operations between the periods are not meaningful.

Revenues—Total revenue for the three months ended March 31, 2012 and 2011 was $50.3 million and $24.0 million, respectively. Total revenue for the three months ended March 31, 2012 included rooms revenue of $38.1 million, food and beverage revenue of $10.5 million, and other revenue of $1.7 million. Total revenue for the three months ended March 31, 2011 included rooms revenue of $17.3 million, food and beverage revenue of $5.9 million, and other revenue of $0.8 million.

For the three months ended March 31, 2012, RevPAR for our hotel portfolio was $121.66, driven by occupancy of 72.2% and ADR of $168.41.

Hotel operating expenses—Hotel operating expenses, excluding depreciation and amortization, for the three months ended March 31, 2012 and 2011 were $37.8 million and $19.0 million, respectively. Direct hotel operating expenses for the three months ended March 31, 2012 included rooms expense of $9.7 million, food and beverage expense of $8.2 million, and other direct expenses of $0.9 million. Direct hotel operating expenses for the three months ended March 31, 2011 included rooms expense of $4.7 million, food and beverage expense of $4.8 million, and other direct expenses of $0.5 million. Indirect hotel operating expenses, which includes management and franchise fees, real estate taxes, insurance, utilities, repairs and maintenance, advertising and sales, and general and administrative expenses, for the three months ended March 31, 2012 and 2011 were $19.0 million and $9.1 million, respectively.

Pro forma hotel performance—We assess the operating performance of our hotels irrespective of the hotel owner during the periods compared. Included in the following table are comparisons of, on a pro forma basis, occupancy, ADR, RevPAR, Adjusted Hotel EBITDA, and Adjusted Hotel EBITDA Margin for the three months ended March 31, 2012 and 2011. Adjusted Hotel EBITDA and Adjusted Hotel EBITDA Margin are non-GAAP financial measures. For further information on the calculation of Adjusted Hotel EBITDA and Adjusted Hotel EBITDA Margin, why we believe they are useful, and the limitations on their use, see “Non-GAAP Financial Measures” below.

The pro forma operating metrics reflect the operating results of 10 of our 12 hotels owned as of March 31, 2012. The pro forma operating metrics do not include operating results for the Holiday Inn New York City Midtown—31st Street, as the hotel opened for business on January 19, 2012, and the Hotel Adagio, as the hotel was under renovation during the period.

	Three Months Ended March 31,
	2012	2011	Change
Occupancy	73.0%	68.3%	470 bps
ADR	$168.70	$160.68	5.0%
RevPAR	$123.22	$109.81	12.2%
Adjusted Hotel EBITDA(1)	$12,198	$9,214	32.4%
Adjusted Hotel EBITDA Margin	25.7%	21.6%	410 bps

(1)	In thousands.

The increase in pro forma RevPAR for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 was primarily driven by pro forma RevPAR increases at our Hyatt Regency Boston, Boston Marriott Newton, Le Meridien San Francisco, Homewood Suites Seattle Convention Center, and Hotel Indigo San Diego Gaslamp Quarter. Offsetting the pro forma RevPAR increases at the aforementioned hotels was the Courtyard Washington Capitol Hill/Navy Yard, which is located in Washington, D.C. and, consistent with the overall Washington D.C. market, experienced a decrease in pro forma RevPAR for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

The increase in pro forma Adjusted Hotel EBITDA and Adjusted Hotel EBITDA Margin for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 was primarily driven by pro forma Adjusted Hotel EBITDA increases at our Hyatt Regency Boston, Boston Marriott Newton, Le Meridien San Francisco, Homewood Suites Seattle Convention Center, Denver Marriott City Center, and Hotel Indigo San Diego Gaslamp Quarter. Offsetting the pro forma Adjusted Hotel EBITDA increases at the aforementioned hotels was the W Chicago—City Center, which experienced a decrease in pro forma Adjusted Hotel EBITDA as a result of an increase in real estate tax expense.

Depreciation and amortization—Depreciation and amortization expense for the three months ended March 31, 2012 and 2011 was $6.5 million and $3.0 million, respectively. The increase in depreciation and amortization expense was directly attributable to the increase in investment in hotels since March 31, 2011.

Air rights contract amortization—Air rights contract amortization expense associated with the Hyatt Regency Boston for the three months ended March 31, 2012 and 2011 was $0.1 million.

Corporate general and administrative—Total corporate general and administrative expenses for the three months ended March 31, 2012 and 2011 were $3.1 million and $2.6 million, respectively. Included in corporate general and administrative expenses for the three months ended March 31, 2012 and 2011 were $0.8 million and $0.7 million, respectively, of non-cash share-based compensation expense. Hotel acquisition costs, also included within corporate general and administrative expenses, for the three months ended March 31, 2012 and 2011 were $0.3 million and $0.2 million, respectively. The increase in corporate general and administrative expense is primarily a result of an increase in employee compensation expense as a result of an increase in the number of employees.

Interest income—Interest income on cash and cash equivalents for the three months ended March 31, 2012 and 2011 was $3 thousand and $67 thousand, respectively.

Interest expense—Interest expense for the three months ended March 31, 2012 and 2011 was $5.1 million and $2.0 million, respectively. The increase in interest expense is directly related to the increase in long-term debt outstanding.

Income tax benefit—Income tax benefit for the three months ended March 31, 2012 and 2011 was $1.6 million and $1.0 million, respectively. Income tax benefit is related to taxable losses generated by our TRS during the periods.

Non-GAAP Financial Measures

Non-GAAP financial measures are measures of our historical financial performance that are different from measures calculated and presented in accordance with U.S. GAAP. We report the following seven non-GAAP financial measures that we believe are useful to investors as key measures of our operating performance: (1) Funds from operations (FFO), (2) Adjusted FFO (AFFO), (3) Corporate EBITDA, (4) Adjusted Corporate EBITDA, (5) Hotel EBITDA, (6) Adjusted Hotel EBITDA, and (7) Adjusted Hotel EBITDA Margin.

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

AFFO—We further adjust FFO for certain additional recurring and non-recurring items that are not in NAREIT’s definition of FFO. Specifically, we adjust for hotel acquisition costs and non-cash amortization of intangible assets and unfavorable contract liabilities. We believe that AFFO provides investors with another financial measure of our operating performance that provides for greater comparability of our core operating results between periods.

The following table reconciles net loss to FFO and AFFO for the three months ended March 31, 2012 and 2011 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2012	2011

Net loss available to common shareholders	$(830)	$(1,728)
Add: Depreciation and amortization	6,530	2,984

FFO available to common shareholders	5,700	1,256

Add: Hotel acquisition costs	309	246
Non-cash amortization(1)	60	135

AFFO available to common shareholders	$6,069	$1,637

FFO available per common share—basic and diluted	$0.18	$0.06
AFFO available per common share—basic and diluted	$0.19	$0.07

(1)	Includes non-cash amortization of ground lease asset, deferred franchise costs, unfavorable contract liability, and air rights contract.

Corporate EBITDA—Corporate EBITDA is defined as earnings before interest, income taxes, and depreciation and amortization. We believe that Corporate EBITDA provides investors a useful financial measure to evaluate our operating performance, excluding the impact of our capital structure (primarily interest expense) and our asset base (primarily depreciation and amortization).

Adjusted Corporate EBITDA—We further adjust Corporate EBITDA for certain additional recurring and non-recurring items. Specifically, we adjust for hotel property acquisition costs and non-cash amortization of intangible assets. We believe that Adjusted Corporate EBITDA provides investors with another financial measure of our operating performance that is more comparable between periods.

The following table reconciles net loss to Corporate EBITDA and Adjusted Corporate EBITDA for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011

Net loss	$(796)	$(1,669)
Add: Depreciation and amortization	6,530	2,984
Interest expense	5,084	2,027
Income tax benefit	(1,596)	(1,046)
Less: Interest income	(3)	(67)

Corporate EBITDA	9,219	2,229

Add: Hotel acquisition costs	309	246
Non-cash amortization(1)	60	135

Adjusted Corporate EBITDA	$9,588	$2,610

(1)	Includes non-cash amortization of ground lease asset, deferred franchise costs, unfavorable contract liability, and air rights contract.

Hotel EBITDA—Hotel EBITDA is defined as total revenues less total hotel operating expenses. We believe that Hotel EBITDA provides investors a useful financial measure to evaluate our hotel operating performance.

Adjusted Hotel EBITDA—We further adjust Hotel EBITDA for certain additional recurring and non-recurring items. Specifically, we adjust for non-cash amortization of intangible assets and unfavorable contract liabilities. We believe that Adjusted Hotel EBITDA provides investors with another useful financial measure to evaluate our hotel operating performance.

Adjusted Hotel EBITDA Margin—Adjusted Hotel EBITDA Margin is defined as Adjusted Hotel EBITDA as a percentage of total revenues. We believe that Adjusted Hotel EBITDA Margin provides investors another useful measure to evaluate our hotel operating performance.

The following table calculates for comparable 10-hotel portfolio pro forma Hotel EBITDA, Adjusted Hotel EBITDA, and Adjusted Hotel EBITDA Margin for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011

Total revenue	$47,408	$42,697
Less: Total hotel operating expenses	35,140	33,488

Hotel EBITDA	12,268	9,209

Less: Non-cash amortization(1)	(70)	5

Adjusted Hotel EBITDA	$12,198	$9,214

Adjusted Hotel EBITDA Margin	25.7%	21.6%

(1)	Includes non-cash amortization of ground lease asset, deferred franchise costs, and unfavorable contract liability.

None of FFO, AFFO, Corporate EBITDA, Adjusted Corporate EBITDA, Hotel EBITDA, or Adjusted Hotel EBITDA represent cash generated from operating activities as determined by GAAP, nor shall any of these measures be considered as an alternative to GAAP net income (loss), as an indication of our financial performance, or to GAAP cash flow from operating activities, as a measure of liquidity. In addition, FFO, AFFO, Corporate EBITDA, Adjusted Corporate EBITDA, Hotel EBITDA, or Adjusted Hotel EBITDA are not indicative of funds available to fund cash needs, including the ability to make cash distributions.

Sources and Uses of Cash

For the three months ended March 31, 2012, net cash flows from operating activities were $2.0 million; net cash flows used in investing activities were $10.0 million, including $4.7 million for improvements and additions to our hotels; and net cash flows provided by financing activities were $1.1 million, including $9.5 million in net borrowings, offset by $6.4 million in dividend payments to common shareholders. As of March 31, 2012, we had cash and cash equivalents of $14.1 million.

On January 13, 2012, we paid a dividend of $0.20 per share to common shareholders of record as of December 31, 2011. On April 13, 2012, we paid a dividend of $0.22 per share to common shareholders of record as of March 31, 2012. We expect to continue declaring distributions to shareholders, as required to maintain our REIT status, although no assurances can be made that we will continue to generate sufficient income to distribute similar aggregate amounts in the future. The per share amounts of future distributions will depend on the number of our common and preferred shares outstanding from time-to-time and will be determined by our board of trustees following its periodic review of our financial performance and capital requirements, and the terms of our existing borrowing arrangements.

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

We expect to meet long-term liquidity requirements, including for new hotel acquisitions and scheduled debt maturities, through additional secured and unsecured borrowings and the issuance of equity securities. Our ability to raise funds through the issuance of equity securities depends on, among other things, general market conditions for hotel companies and REITs and market perceptions about us. As of the date of this filing, we had equity securities with a maximum aggregate offering price of $259.5 million available to issue under a universal shelf registration statement. We will continue to analyze alternate sources of capital in an effort to minimize our capital costs and maximize our financial flexibility.

As of the date of this filing, our revolving credit facility was secured by seven of our hotels providing maximum borrowing availability of $200 million, of which we had $158.0 million outstanding. The amended credit agreement contains standard financial covenants, including certain leverage ratios, coverage ratios, and a minimum tangible net worth requirement. See the notes to our consolidated interim financial statements for additional information relating to our revolving credit facility and other long-term debt.

We have the 185-room Hyatt Place New York Midtown South, currently under development, under contract for a purchase price of $76.2 million, plus customary pro-rated amounts and closing costs. We expect to fund the purchase price with available cash and by either borrowing under our revolving credit facility or obtaining other secured debt financing. We have deposited $2.0 million under the purchase and sale agreement, which is non-refundable except in the event of (1) a default under the purchase and sale agreement by the seller or (2) expressly otherwise provided by the purchase and sale agreement. In conjunction with signing the definitive agreement, we agreed to loan the seller $6.5 million, the proceeds of which will be used toward completing construction of the hotel. As of March 31, 2012, we had $2.3 million outstanding under the hotel construction loan. The loan bears interest at 6.0% per annum and is secured by a second mortgage lien on the hotel. The loan matures at the earlier of the closing on the hotel acquisition or December 31, 2012, but may be extended under certain circumstances as set forth in the loan agreement. Given the acquisition is subject to completion of the hotel by the third-party developer and customary closing conditions, we can give no assurance that the acquisition will be consummated. Failure to complete this acquisition could subject us to risks relating to the recovery of the amount of the hotel construction financing we have provided, and cause us to incur costs in our efforts to make such recoveries.

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

Contractual Obligations

The following table sets forth our contractual obligations as of March 31, 2012, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands). There were no other material off-balance sheet arrangements at March 31, 2012, except for the pending acquisition of the Hyatt Place New York Midtown South for a purchase price of $76.2 million.

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Revolving credit facility, including interest(1)	$169,436	$5,500	$163,936	$—	$—
Term loan, including interest(1)	144,424	6,129	138,295	—	—
Other mortgage loans, including interest	161,217	8,968	17,936	134,313	—
Corporate office lease	1,228	209	437	463	119
Ground leases	7,668	82	164	165	7,257

	$483,973	$20,888	$320,768	$134,941	$7,376

(1)	Assumes no additional borrowings under the revolving credit facility and interest payments on the revolving credit facility and term loan are based on the interest rate in effect as of March 31, 2012. Also assumes that no extension options are exercised. See the notes to our consolidated financial statements for additional information relating to our revolving credit facility and term loan.

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

Critical Accounting Policies

Our consolidated financial statements have been prepared in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances. All of our critical accounting policies are disclosed in our Form 10-K for the year ended December 31, 2011.

Recently Adopted Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies,” to our consolidated interim financial statements for additional information relating to recently adopted accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We earn interest income from cash and cash equivalent balances. Based on our cash and cash equivalents as of March 31, 2012, if interest rates increase or decrease by 1.00%, our interest income will increase or decrease by approximately $0.1 million annually, respectively.

As of March 31, 2012, we had $155.0 million of debt outstanding from borrowings under our revolving credit facility. Amounts borrowed under our revolving credit facility bear interest at variable rates based on LIBOR plus 2.75%—3.75% (the spread over LIBOR based on our consolidated leverage ratio). If prevailing LIBOR on our debt under our revolving credit facility were to increase or decrease by 1.00%, the increase or decrease in interest expense on our debt would increase or decrease future earnings and cash flows by approximately $1.6 million annually, assuming that the amount outstanding under our revolving credit facility was to remain at $155.0 million, the balance at March 31, 2012.

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

There have been no material changes from the risk factors disclosed under the caption “Risk Factors” in the Trust’s Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

The following table provides information about our purchases of our common shares during the three months ended March 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2012—January 31, 2012	33,299	$17.26	n/a	n/a
February 1, 2012—February 29, 2012	2,709	$17.28	n/a	n/a
March 1, 2012—March 31, 2012	—	—	n/a	n/a

	36,008	$17.26	n/a	n/a

We do not currently have a repurchase plan or program in place. However, we do provide employees who have been granted restricted common shares the option of selling shares to us to satisfy the minimum statutory tax withholding requirements on the date their shares vest. The common shares repurchased during the three months ended March 31, 2012 related to such repurchases.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this Form 10-Q:

Exhibit Number	Description of Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President, Chief Financial Officer and Treasurer

32.1	Section 1350 Certification of President and Chief Executive Officer

32.2	Section 1350 Certification of Executive Vice President, Chief Financial Officer and Treasurer

101.INS XBRL*	Instance Document

101.SCH XBRL*	Taxonomy Extension Schema Document

101.CAL XBRL*	Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL*	Taxonomy Extension Definition Linkbase Document

101.LAB XBRL*	Taxonomy Extension Label Linkbase Document

101.PRE XBRL*	Taxonomy Extension Presentation Linkbase Document

*	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHESAPEAKE LODGING TRUST

Date: May 9, 2012	By:	/S/ DOUGLAS W. VICARI
Douglas W. Vicari
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

/S/ GRAHAM J. WOOTTEN
Graham J. Wootten
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)