Form 10-Q
period 2012-06-30
Chesapeake Lodging Trust
filed 2012-08-09
CIK 1473078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 1, 2012, the registrant had 32,133,386 common shares issued and outstanding.

CHESAPEAKE LODGING TRUST

PART I

Item 1.	Financial Statements

CHESAPEAKE LODGING TRUST

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Property and equipment, net	$877,696	$879,224
Intangible assets, net	39,682	39,982
Cash and cash equivalents	19,908	20,960
Restricted cash	17,665	15,034
Accounts receivable, net of allowance for doubtful accounts of $65 and $80, respectively	11,816	6,302
Prepaid expenses and other assets	13,271	4,370
Deferred financing costs, net of accumulated amortization of $1,429 and $548, respectively	4,479	5,266

Total assets	$984,517	$971,138

LIABILITIES AND SHAREHOLDERS’ EQUITY
Long-term debt	$419,658	$407,736
Accounts payable and accrued expenses	27,442	21,475
Other liabilities	22,196	21,798

Total liabilities	469,296	451,009

Commitments and contingencies (Note 10)
Preferred shares, $.01 par value; 100,000,000 shares authorized; no shares issued and outstanding, respectively	—	—
Common shares, $.01 par value; 400,000,000 shares authorized; 32,133,386 shares and 32,161,620 shares issued and outstanding, respectively	321	322
Additional paid-in capital	544,804	543,861
Cumulative dividends in excess of net income	(28,804)	(22,924)
Accumulated other comprehensive loss	(1,100)	(1,130)

Total shareholders’ equity	515,221	520,129

Total liabilities and shareholders’ equity	$984,517	$971,138

The accompanying notes are an integral part of these financial statements.

CHESAPEAKE LODGING TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
REVENUE
Rooms	$51,626	$29,884	$89,762	$47,153
Food and beverage	13,344	9,206	23,811	15,087
Other	2,076	1,204	3,743	2,041

Total revenue	67,046	40,294	117,316	64,281

EXPENSES
Hotel operating expenses:
Rooms	10,953	6,751	20,677	11,431
Food and beverage	9,199	6,395	17,382	11,191
Other direct	930	612	1,836	1,072
Indirect	20,607	11,753	39,600	20,858

Total hotel operating expenses	41,689	25,511	79,495	44,552
Depreciation and amortization	6,677	3,767	13,207	6,751
Air rights contract amortization	130	130	260	260
Corporate general and administrative:
Share-based compensation	783	801	1,565	1,459
Hotel acquisition costs	134	3,671	443	3,917
Other	2,007	1,645	4,031	3,328

Total operating expenses	51,420	35,525	99,001	60,267

Operating income	15,626	4,769	18,315	4,014
Interest income	19	57	22	124
Interest expense	(5,106)	(1,875)	(10,190)	(3,902)

Income before income taxes	10,539	2,951	8,147	236
Income tax benefit (expense)	(1,486)	(914)	110	132

Net income	$9,053	$2,037	$8,257	$368

Net income available per common share—basic and diluted	$0.28	$0.06	$0.26	$0.01

The accompanying notes are an integral part of these financial statements.

CHESAPEAKE LODGING TRUST

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$9,053	$2,037	$8,257	$368
Other comprehensive income:
Unrealized losses on cash flow hedge instruments	(101)	—	(440)	—
Reclassification of unrealized losses on cash flow hedge instruments	243	—	470	—

Comprehensive income	$9,195	$2,037	$8,287	$368

The accompanying notes are an integral part of these financial statements.

CHESAPEAKE LODGING TRUST

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Common Shares		Additional	Cumulative Dividends in Excess of	Accumulated Other Comprehensive
	Shares	Amount	Paid-In Capital	Net Income	Loss	Total
Balances at December 31, 2011	32,161,620	$322	$543,861	$(22,924)	$(1,130)	$520,129
Repurchase of common shares	(36,008)	(1)	(620)	—	—	(621)
Issuance of restricted common shares	5,500	—	—	—	—	—
Issuance of unrestricted common shares	2,274	—	39	—	—	39
Amortization of deferred compensation	—	—	1,524	—	—	1,524
Declaration of dividends on common shares	—	—	—	(14,137)	—	(14,137)
Net income	—	—	—	8,257	—	8,257
Other comprehensive income	—	—	—	—	30	30

Balances at June 30, 2012	32,133,386	$321	$544,804	$(28,804)	$(1,100)	$515,221

The accompanying notes are an integral part of these financial statements.

CHESAPEAKE LODGING TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$8,257	$368
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,207	6,751
Air rights contract amortization	260	260
Ground lease asset amortization	40	—
Deferred financing costs amortization	882	1,074
Premium on mortgage loan amortization	(105)	—
Unfavorable contract liability amortization	(196)	—
Share-based compensation	1,565	1,459
Changes in assets and liabilities:
Accounts receivable, net	(5,514)	(1,828)
Prepaid expenses and other assets	(714)	(272)
Accounts payable and accrued expenses	5,939	4,268
Other liabilities	23	(6)

Net cash provided by operating activities	23,644	12,074

Cash flows from investing activities:
Acquisition of hotels, net of cash acquired	—	(268,590)
Deposits on hotel acquisitions	(2,000)	(1,000)
Improvements and additions to hotels	(11,679)	(1,019)
Investment in hotel construction loan	(4,823)	—
Change in restricted cash	(2,631)	(3,072)

Net cash used in investing activities	(21,133)	(273,681)

Cash flows from financing activities:
Proceeds from sale of common shares, net of underwriting fees	—	230,291
Payment of offering costs related to sale of common shares	—	(481)
Net borrowings (repayments) under revolving credit facility	13,000	(35,000)
Proceeds from issuance of mortgage debt	—	95,000
Scheduled principal payments on mortgage debt	(973)	—
Payment of deferred financing costs	(95)	(1,656)
Deposit on loan application	(1,400)	—
Payment of dividends to common shareholders	(13,474)	(10,097)
Repurchase of common shares	(621)	(209)

Net cash provided by (used in) financing activities	(3,563)	277,848

Net increase (decrease) in cash	(1,052)	16,241
Cash and cash equivalents, beginning of period	20,960	10,551

Cash and cash equivalents, end of period	$19,908	$26,792

Supplemental disclosure of cash flow information:
Cash paid for interest	$9,341	$2,609
Cash paid for income taxes	$53	$—
Assumption of mortgage debt related to hotel acquisition	$—	$38,622

The accompanying notes are an integral part of these financial statements.

CHESAPEAKE LODGING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Description of Business

Chesapeake Lodging Trust (the “Trust”) is a self-advised real estate investment trust (“REIT”) that was organized in the state of Maryland in June 2009. The Trust is focused on investments primarily in upper-upscale hotels in major business and convention markets and, on a selective basis, premium select-service hotels in urban settings or unique locations in the United States of America (“U.S.”). The Trust completed its initial public offering (“IPO”) on January 27, 2010. As of June 30, 2012, the Trust owned 12 hotels with an aggregate of 3,516 rooms in six states and the District of Columbia.

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

Intangible assets and liabilities are recorded on non-market contracts, including air rights, lease, management, and franchise agreements, assumed as part of the acquisition of certain hotels. Above-market and below-market contract values are based on the present value of the difference between contractual amounts to be paid pursuant to the contracts assumed and the Trust’s estimate of the fair market contract rates for corresponding contracts measured over a period equal to the remaining non-cancelable term of the contracts assumed. No value is allocated to market contracts. Intangible assets and liabilities are amortized using the straight-line method over the remaining non-cancelable term of the related contracts.

The Trust reviews its hotels for impairment whenever events or changes in circumstances indicate that the carrying values of the hotels may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel’s estimated fair market value is recorded and an impairment loss is recognized. No impairment losses have been recognized for the three and six months ended June 30, 2012 and 2011.

The Trust classifies a hotel as held for sale in the period in which it has made the decision to dispose of the hotel, a binding agreement to purchase the property has been signed under which the buyer has committed a significant amount of nonrefundable cash, and no significant financing contingencies exist which could cause the transaction not to be completed in a timely manner. If these criteria are met, depreciation and amortization of the hotel will cease and an impairment loss will be recognized if the fair value of the hotel, less the costs to sell, is lower than the carrying amount of the hotel. The Trust will classify the loss, together with the related operating results, as discontinued operations in the consolidated statements of operations and classify the assets and related liabilities as held for sale in the consolidated balance sheets. As of June 30, 2012, the Trust had no assets held for sale or liabilities related to assets held for sale.

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

Derivative Instruments—The Trust is a party to interest rate swaps and an interest rate cap, which are considered derivative instruments, in order to manage its interest rate exposure. The Trust’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows. The Trust records these derivative instruments at fair value as either assets or liabilities and has designated them as cash flow hedging instruments at inception. The Trust evaluates the hedge effectiveness of the designated cash flow hedging instruments on a quarterly basis and records the effective portion of the change in the fair value of the cash flow hedging instruments as other comprehensive income (loss). Amounts reported in accumulated other comprehensive income (loss) related to cash flow hedging instruments are reclassified to interest expense as interest payments are made on the variable-rate debt being hedged. The Trust does not enter into derivative instruments for trading or speculative purposes and monitors the financial stability and credit standing of its counterparties.

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

Level 1 – Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that are accessible at the measurement date. An active market is defined as a market in which transactions occur with sufficient frequency and volume to provide pricing on an ongoing basis.

Level 2 – Inputs include quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active (markets with few transactions), inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data correlation or other means.

Level 3 – Unobservable inputs reflect the reporting entity’s own assumptions about the pricing of an asset or liability when observable inputs are not available or when there is minimal, if any, market activity for an identical or similar asset or liability at the measurement date.

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

3. Acquisition of Hotels

The Trust has acquired the following hotels since its IPO (in thousands, except rooms data):

Hotel	Location	Rooms	Net Assets Acquired	Acquisition Date
2010 Acquisitions:
Hyatt Regency Boston	Boston, MA	502	$113,145	March 18, 2010
Hilton Checkers Los Angeles	Los Angeles, CA	188	45,951	June 1, 2010
Courtyard Anaheim at Disneyland Resort	Anaheim, CA	153	25,083	July 30, 2010
Boston Marriott Newton	Newton, MA	430	77,223	July 30, 2010
Le Meridien San Francisco	San Francisco, CA	360	142,980	December 15, 2010

		1,633	404,382

2011 Acquisitions:
Homewood Suites Seattle Convention Center	Seattle, WA	195	53,005	May 2, 2011
W Chicago – City Center	Chicago, IL	368	127,546	May 10, 2011
Hotel Indigo San Diego Gaslamp Quarter	San Diego, CA	210	55,309	June 17, 2011
Courtyard Washington Capitol Hill/Navy Yard	Washington, DC	204	32,783	June 30, 2011
Hotel Adagio	San Francisco, CA	171	42,380	July 8, 2011
Denver Marriott City Center	Denver, CO	613	122,420	October 3, 2011
Holiday Inn New York City Midtown – 31st Street	New York, NY	122	52,599	December 22, 2011

		1,883	486,042

		3,516	$890,424

4. Property and Equipment

Property and equipment as of June 30, 2012 and December 31, 2011 consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Land and land improvements	$137,400	$137,367
Buildings and leasehold improvements	707,891	706,431
Furniture, fixtures and equipment	58,163	57,018
Construction-in-progress	10,624	1,583

	914,078	902,399
Less: accumulated depreciation and amortization	(36,382)	(23,175)

Property and equipment, net	$877,696	$879,224

5. Intangible Assets and Liability

Intangible assets and liability as of June 30, 2012 and December 31, 2011 consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Intangible assets:
Air rights contract	$36,105	$36,105
Favorable ground leases	4,828	4,828

	40,933	40,933
Less: accumulated amortization	(1,251)	(951)

Intangible assets, net	$39,682	$39,982

Intangible liability:
Unfavorable contract liability	$14,236	$14,236
Less: accumulated amortization	(294)	(98)

Intangible liability, net (included within other liabilities)	$13,942	$14,138

6. Long-Term Debt

Long-term debt as of June 30, 2012 and December 31, 2011 consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Revolving credit facility	$158,000	$145,000
Term loan	130,000	130,000
Other mortgage loans	130,743	131,716

	418,743	406,716
Unamortized premium	915	1,020

Long-term debt	$419,658	$407,736

On October 14, 2011, the Trust entered into an amended credit agreement providing for a three-year secured revolving credit facility, maturing on October 14, 2014. The amended credit agreement provides for maximum borrowings of up to $200.0 million, and provides for the possibility of further future increases, up to a maximum of $300.0 million, in accordance with the terms of the amended credit agreement. Subject to certain conditions, the amended credit agreement allows for a one-year extension. The interest rate for borrowings under the revolving credit facility is LIBOR plus 2.75%—3.75% (the spread over LIBOR based on the Trust’s consolidated leverage ratio). As of June 30, 2012, the interest rate in effect for borrowings under the revolving credit facility was 3.50%. The amount that the Trust can borrow under the revolving credit facility is based on the value of the Trust’s hotels included in the borrowing base, as defined in the amended credit agreement. As of June 30, 2012, the revolving credit facility was secured by seven hotels providing borrowing availability of $200.0 million, of which $42.0 million remained available. The amended credit agreement contains standard financial covenants, including certain leverage ratios, coverage ratios, and a minimum tangible net worth requirement.

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

On June 30, 2011, in connection with the acquisition of the Courtyard Washington Capitol Hill/Navy Yard, the Trust assumed an existing loan agreement with an outstanding principal balance of $37.5 million. The loan matures in November 2016 and is secured by the Courtyard Washington Capitol Hill/Navy Yard. The loan carries a fixed interest rate of 5.90% per annum, with principal and interest payments calculated based on a 30-year amortization. Based on interest rates on similar types of debt instruments at the time of assumption, the Trust recorded the loan at its estimated fair value of $38.6 million, which included a premium on mortgage loan of $1.1 million. Amortization of premium on mortgage loan is computed using a method that approximates the effective interest method over the term of the loan agreement and is included in interest expense in the consolidated statements of operations. In addition, the loan agreement contains standard provisions that require the loan servicer to maintain escrow accounts for certain items, including normal replacements of FF&E, the completion of a PIP, and real estate taxes.

On July 8, 2011, the Trust entered into a loan agreement to obtain a $130.0 million term loan maturing in July 2014, including two one-year extension options that may be exercised subject to certain conditions. The loan is secured by the Le Meridien San Francisco and the W Chicago – City Center. The loan bears interest equal to LIBOR plus 3.65%, subject to a LIBOR floor of 1.00%. Contemporaneous with the closing of the $130.0 million term loan, the Trust entered into an interest rate swap to effectively fix the interest rate on the term loan for the first two years of its term at 4.65% per annum. Under the terms of the interest rate swap, the Trust pays fixed interest of 1.00% per annum on a notional amount of $130.0 million and receives floating rate interest equal to the one-month LIBOR. The effective date of the interest rate swap is July 8, 2011 and matures on July 1, 2013. The Trust also purchased an interest rate cap that effectively limits variable rate interest payments on the term loan when one-month LIBOR exceeds 5.00%. The notional amount of the interest rate cap is $130.0 million and equals the principal of the term loan being hedged. The effective date of the interest rate cap is July 1, 2013 and matures on July 8, 2014, which correlates with the maturity date of the term loan.

As of June 30, 2012, the Trust was in compliance with all financial covenants under its borrowing arrangements. As of June 30, 2012, the Trust’s weighted-average interest rate on its long-term debt was 4.41%. Future scheduled principal payments of debt obligations (assuming no exercise of extension options) as of June 30, 2012 are as follows (in thousands):

Year	Amounts
2012	$999
2013	2,100
2014	290,215
2015	2,337
2016	123,092
Thereafter	—

$418,743

See Note 12, “Subsequent Events,” to our consolidated financial statements for additional information relating to other long-term debt entered into subsequent to June 30, 2012.

7. Earnings Per Share

The following is a reconciliation of the amounts used in calculating basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Net income	$9,053	$2,037	$8,257	$368
Less: Dividends declared on unvested time-based awards	(34)	(61)	(68)	(120)
Less: Undistributed earnings allocated to unvested time-based awards	(10)	—	—	—

Net income available to common shareholders	$9,009	$1,976	$8,189	$248

Denominator:
Weighted-average number of common shares outstanding—basic and diluted	31,910,921	31,794,886	31,892,431	26,993,332
Net income available per common share—basic and diluted	$0.28	$0.06	$0.26	$0.01

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

For the six months ended June 30, 2012, the Trust issued 2,274 unrestricted common shares and 5,500 restricted common shares to its trustees and repurchased 36,008 common shares from employees to satisfy the minimum statutory tax withholding requirements related to the vesting of their previously granted restricted common shares. As of June 30, 2012, the Trust had 32,133,386 common shares outstanding.

For the six months ended June 30, 2012, the Trust paid or its board of trustees declared the following dividends to its common shareholders:

	Record Date	Payment Date	Dividend Per Common Share
Fourth Quarter 2011	December 31, 2011	January 13, 2012	$0.20
First Quarter 2012	March 31, 2012	April 13, 2012	$0.22
Second Quarter 2012	June 30, 2012	July 13, 2012	$0.22

Preferred Shares—The Trust is authorized to issue up to 100,000,000 preferred shares, $.01 par value per share. The Trust’s board of trustees is required to set for each class or series of preferred shares the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption. No preferred shares were outstanding at June 30, 2012 or December 31, 2011. See Note 12, “Subsequent Events,” to our consolidated financial statements for additional information relating to a preferred share offering completed subsequent to June 30, 2012.

Universal Shelf—In February 2011, the Trust filed a Registration Statement on Form S-3 with the SEC, registering equity securities with a maximum aggregate offering price of up to $500.0 million. As of June 30, 2012, equity securities with a maximum aggregate offering price of $259.5 million remained available to issue under this Registration Statement. See Note 12, “Subsequent Events,” to our consolidated financial statements for additional information relating to a preferred share offering completed subsequent to June 30, 2012.

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

The Trust initially reserved 454,657 common shares for issuance under the Plan at its establishment. In May 2012, the Trust’s common shareholders approved an amendment to the Plan such that the number of shares available for issuance under the Plan was increased by 2,750,000. Shares that are issued under the Plan to any person pursuant to an award are counted against this limit as one share for every one share granted. If any shares covered by an award are not purchased or are forfeited, if an award is settled in cash or if an award otherwise terminates without delivery of any shares, then the number of common shares counted against the aggregate number of shares available under the Plan with respect to the award will, to the extent of any such forfeiture or termination, again be available for making awards under the Plan. As of June 30, 2012, subject to increases that may result in the case of any future forfeiture of currently outstanding awards, 2,752,360 common shares were reserved and available for future issuances under the Plan.

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

As of June 30, 2012, there was approximately $1.8 million of unrecognized share-based compensation expense related to restricted common shares. The unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 0.6 years. The following is a summary of the Trust’s restricted common shares for the six months ended June 30, 2012:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Restricted common shares as of December 31, 2011	366,734	$17.75
Granted	5,500	$17.78
Vested	(154,181)	$18.66
Forfeited	—	$—

Restricted common shares as of June 30, 2012	218,053	$17.12

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

Franchise Agreements—As of June 30, 2012, seven of the Trust’s hotels operated pursuant to franchise agreements with international hotel companies, four hotels operated pursuant to management agreements that allowed them to operate under their respective brands, and one hotel operated as an independent hotel. Under the seven franchise agreements, the Trust generally pays a royalty fee ranging from 3% to 6% of room revenues and up to 3% of food and beverage revenues, plus additional fees for marketing, central reservation systems, and other franchisor costs that amount to between 1% and 5% of room revenues.

Purchase and Sale Agreements—As of June 30, 2012, the Trust had the 185-room Hyatt Place New York Midtown South, currently under development, under contract for a purchase price of $76.2 million, plus customary pro-rated amounts and closing costs. The Trust expects to fund the purchase price with available cash and cash equivalents and by borrowing under its revolving credit facility. The Trust has already deposited $2.0 million under the purchase and sale agreement, which is non-refundable except in the event of (1) a default under the purchase and sale agreement by the seller or (2) expressly otherwise provided by the purchase and sale agreement. In conjunction with signing the definitive agreement, the Trust agreed to loan the seller $6.5 million, the proceeds of which will be used toward completing construction of the hotel. As of June 30, 2012, the Trust had $4.8 million outstanding under the hotel construction loan. The loan bears interest at 6.0% per annum and is secured by a second mortgage lien on the hotel. The loan matures at the earlier of the closing on the hotel acquisition or December 31, 2012, but may be extended under certain circumstances as set forth in the loan agreement. Given the acquisition is subject to completion of the hotel by the third-party developer and customary closing conditions, the Trust can give no assurance that the acquisition will be consummated. Failure to complete this acquisition could subject the Trust to risks relating to the recovery of the amount of the hotel construction financing it has provided, and cause the Trust to incur costs in its efforts to make such recoveries. See Note 12, “Subsequent Events,” to our consolidated financial statements for additional information relating to purchase and sale agreements entered into subsequent to June 30, 2012.

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

11. Fair Value Measurements and Derivative Instruments

The following table sets forth the Trust’s financial assets and liabilities measured at fair value by level within the fair value hierarchy (in thousands). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at June 30, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Interest rate cap (included within prepaid expenses and other assets)	$24	—	$24	—

	$24	—	$24	—

Liabilities:
Interest rate swap (included within other liabilities)	$861	—	$861	—

	$861	—	$861	—

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

The Trust’s financial instruments in addition to those disclosed in the table above include cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, loan receivables and long-term debt. The carrying values reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses approximate fair value. The Trust estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument using estimated market rates of debt instruments with similar maturities and credit profiles. These inputs are classified as level 3 within the fair value hierarchy. As of June 30, 2012, the carrying values reported in the consolidated balance sheet for its loan receivable and long-term debt approximated their fair values.

12. Subsequent Events

On July 3, 2012, the Trust entered into a loan agreement to obtain a $60.0 million term loan maturing in July 2014, including three one-year extension options that may be exercised subject to certain conditions. At the initial closing, $25.0 million was advanced by the lender and is secured by the 122-room Holiday Inn New York City Midtown – 31st Street. The remaining $35.0 million is expected to be advanced by the lender upon closing on the acquisition of the Hyatt Place New York Midtown South and satisfaction of certain customary closing conditions. Following that subsequent closing, the entire $60.0 million principal amount of the loan will be secured by both hotels. The loan bears interest equal to LIBOR plus 3.25%. Contemporaneous with the closing of the $60.0 million term loan, the Trust entered into an interest rate swap to effectively fix the interest rate on the initial $25.0 million advance for the original two-year term at 3.75% per annum. Under the terms of the interest rate swap, the Trust pays fixed interest of 0.50% per annum on a notional amount of $25.0 million and receives floating rate interest equal to the one-month LIBOR. The effective date of the interest rate swap is July 3, 2012 and matures on July 3, 2014. Net proceeds from the initial advance under the $60.0 million term loan were used to repay outstanding borrowings under the Trust’s revolving credit facility and for general business purposes.

On July 17, 2012, the Trust completed an underwritten public offering of 5,000,000 of its 7.75% Series A Cumulative Redeemable Preferred Shares, including 600,000 shares sold pursuant to the underwriters’ exercise of their over-allotment option. The Trust generated net proceeds of approximately $120.8 million after deducting underwriting fees and estimated offering costs. The Trust used the net proceeds of the offering to repay outstanding borrowings under the Trust’s revolving credit facility and for general business purposes.

On July 27, 2012, the Trust entered into a loan agreement to obtain a $70.0 million loan secured by the Denver Marriott City Center. The loan has a term of 30 years, but is callable by the lender after 10 years, and the Trust expects the lender to call the loan at that time. The loan carries a fixed interest rate of 4.90% per annum, with principal and interest based on a 30-year amortization. Proceeds from the loan were used to repay the remaining outstanding borrowings under the Trust’s revolving credit facility and for general business purposes. Contemporaneous with the closing of the $70.0 million loan, the Denver Marriott City Center was removed from the collateral pool securing the Trust’s revolving credit facility, which reduced the borrowing capacity under the revolving credit facility at that time to $164.5 million.

On July 31, 2012, the Trust entered into a definitive agreement to acquire a full-service hotel located in San Diego, California for $62.0 million. The Trust intends to fund the acquisition with available cash and cash equivalents and by borrowing under its revolving credit facility. The Trust expects the acquisition to close in the third quarter 2012, subject to customary closing conditions, but can give no assurance that the acquisition will be consummated during that time period, or at all.

On August 5, 2012, the Trust entered into a definitive agreement to acquire a full-service hotel located in Chicago, Illinois for $126.0 million. The Trust intends to fund the acquisition with available cash and cash equivalents and by borrowing under its revolving credit facility. The Trust expects the acquisition to close in the third quarter 2012, subject to customary closing conditions, but can give no assurance that the acquisition will be consummated during that time period, or at all.

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

Overview

We were organized as a self-advised REIT with a focus on investments primarily in upper-upscale hotels in major business and convention markets and, on a selective basis, premium select-service hotels in urban settings or unique locations in the U.S. We completed our IPO in January 2010 and have since acquired the following 12 hotels:

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

As of the date of this filing, we also have committed to acquire the Hyatt Place New York Midtown South, a hotel located in San Diego, California, and a hotel located in Chicago, Illinois for aggregate purchase prices of $264.2 million.

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

Executive Summary

Our hotel portfolio performed exceptionally well and significantly outperformed the overall U.S. lodging industry in RevPAR during the quarter. We believe our outperformance was a result of our intense asset management and because our hotels are located in major markets, and specifically, in several of the strongest performing markets in the U.S., including Boston, San Francisco, Los Angeles, and San Diego. Occupancy at our hotels is primarily driven by business transient customers, from which segment we continue to see high demand for rooms. Because occupancy levels at our hotels were at stabilized levels of over 75%, our hotels were able to exercise pricing power and aggressively increase ADR and as a result, also significantly increase hotel profitability. We expect these positive operating trends to continue through the remainder of 2012.

We will continue to proactively asset manage our current hotel portfolio and invest in select return-on-investment projects to generate strong internal growth, which include the substantially completed renovation and repositioning of our Hotel Adagio and the ongoing addition of 35 rooms to the top two vacant floors of our W Chicago – City Center. We are also in the process of, or plan to complete in the near future, certain capital projects at Hyatt Regency Boston, Denver Marriott City Center, Le Meridien San Francisco, Hotel Indigo San Diego Gaslamp Quarter, Hilton Checkers Los Angeles, and Holiday Inn New York City Midtown – 31st Street.

The hotel transaction market has seen a progressive increase in activity since the beginning of the year. We have remained active in growing our hotel portfolio since June 30, 2012 and through the date of this filing, committing to acquire two high-quality hotels located in major markets with high barriers-to-entry for an aggregate purchase price of $188.0 million. We expect these two acquisitions to close in the third quarter 2012 and the acquisition of the previously announced Hyatt Place New York Midtown South, currently under development, to close in the fourth quarter 2012.

Results of Operations

Comparison of three months ended June 30, 2012 and 2011

Results of operations for the three months ended June 30, 2012 include the operating activity of 12 hotels for the full quarter, whereas the results of operations for the three months ended June 30, 2011 include the operating activity of five hotels for the full quarter and four hotels for part of the quarter. As a result, comparisons of results of operations between the periods are not meaningful.

Revenues – Total revenue for the three months ended June 30, 2012 and 2011 was $67.0 million and $40.3 million, respectively. Total revenue for the three months ended June 30, 2012 included rooms revenue of $51.6 million, food and beverage revenue of $13.3 million, and other revenue of $2.1 million. Total revenue for the three months ended June 30, 2011 included rooms revenue of $29.9 million, food and beverage revenue of $9.2 million, and other revenue of $1.2 million.

For the three months ended June 30, 2012, RevPAR for our hotel portfolio was $163.55, driven by occupancy of 82.0% and ADR of $199.41.

Hotel operating expenses – Hotel operating expenses, excluding depreciation and amortization, for the three months ended June 30, 2012 and 2011 were $41.7 million and $25.5 million, respectively. Direct hotel operating expenses for the three months ended June 30, 2012 included rooms expense of $11.0 million, food and beverage expense of $9.2 million, and other direct expenses of $0.9 million. Direct hotel operating expenses for the three months ended June 30, 2011 included rooms expense of $6.8 million, food and beverage expense of $6.4 million, and other direct expenses of $0.6 million. Indirect hotel operating expenses, which includes management and franchise fees, real estate taxes, insurance, utilities, repairs and maintenance, advertising and sales, and general and administrative expenses, for the three months ended June 30, 2012 and 2011 were $20.6 million and $11.8 million, respectively.

Depreciation and amortization – Depreciation and amortization expense for the three months ended June 30, 2012 and 2011 was $6.7 million and $3.8 million, respectively. The increase in depreciation and amortization expense was directly attributable to the increase in investment in hotels since June 30, 2011.

Air rights contract amortization – Air rights contract amortization expense associated with the Hyatt Regency Boston for the three months ended June 30, 2012 and 2011 was $0.1 million.

Corporate general and administrative – Total corporate general and administrative expenses for the three months ended June 30, 2012 and 2011 were $2.9 million and $6.1 million, respectively. Included in corporate general and administrative expenses for the three months ended June 30, 2012 and 2011 was $0.8 million of non-cash share-based compensation expense and $0.1 million and $3.7 million, respectively, of hotel acquisition costs. The decrease in corporate general and administrative expense is primarily a result of a decrease in hotel acquisition costs as a result of no hotel acquisitions occurring during the three months ended June 30, 2012, as compared to four hotel acquisitions occurring during the three months ended June 30, 2011.

Interest income – Interest income on cash and cash equivalents for the three months ended June 30, 2012 and 2011 was $19 thousand and $57 thousand, respectively.

Interest expense – Interest expense for the three months ended June 30, 2012 and 2011 was $5.1 million and $1.9 million, respectively. The increase in interest expense is directly related to the increase in long-term debt outstanding.

Income tax expense – Income tax expense for the three months ended June 30, 2012 and 2011 was $1.5 million and $0.9 million, respectively. Income tax expense is related to taxable income generated by our TRS during the periods.

Comparison of six months ended June 30, 2012 and 2011

Results of operations for the six months ended June 30, 2012 include the operating activity of eleven hotels for the full period and one hotel for part of the period whereas the results of operations for the six months ended June 30, 2011 include the operating activity of five hotels for the full period and four hotels for part of the period. As a result, comparisons of results of operations between the periods are not meaningful.

Revenues – Total revenue for the six months ended June 30, 2012 and 2011 was $117.3 million and $64.3 million, respectively. Total revenue for the six months ended June 30, 2012 included rooms revenue of $89.8 million, food and beverage revenue of $23.8 million, and other revenue of $3.7 million. Total revenue for the six months ended June 30, 2011 included rooms revenue of $47.2 million, food and beverage revenue of $15.1 million, and other revenue of $2.0 million.

For the six months ended June 30, 2012, RevPAR for our hotel portfolio was $142.67, driven by occupancy of 77.1% and ADR of $184.95.

Hotel operating expenses – Hotel operating expenses, excluding depreciation and amortization, for the six months ended June 30, 2012 and 2011 were $79.5 million and $44.6 million, respectively. Direct hotel operating expenses for the six months ended June 30, 2012 included rooms expense of $20.7 million, food and beverage expense of $17.4 million, and other direct expenses of $1.8 million. Direct hotel operating expenses for the six months ended June 30, 2011 included rooms expense of $11.4 million, food and beverage expense of $11.2 million, and other direct expenses of $1.1 million. Indirect hotel operating expenses, which includes management and franchise fees, real estate taxes, insurance, utilities, repairs and maintenance, advertising and sales, and general and administrative expenses, for the six months ended June 30, 2012 and 2011 were $39.6 million and $20.9 million, respectively.

Depreciation and amortization – Depreciation and amortization expense for the six months ended June 30, 2012 and 2011 was $13.2 million and $6.8 million, respectively. The increase in depreciation and amortization expense was directly attributable to the increase in investment in hotels over periods.

Air rights contract amortization – Air rights contract amortization expense associated with the Hyatt Regency Boston for the six months ended June 30, 2012 and 2011 was $0.3 million.

Corporate general and administrative – Total corporate general and administrative expenses for the six months ended June 30, 2012 and 2011 were $6.0 million and $8.7 million, respectively. Included in corporate general and administrative expenses for the six months ended June 30, 2012 and 2011 was $1.6 million and $1.5 million, respectively, of non-cash share-based compensation expense and $0.4 million and $3.9 million, respectively, of hotel acquisition costs. The decrease in corporate general and administrative expense is primarily a result of a decrease in hotel acquisition costs as a result of no hotel acquisitions occurring during the six months ended June 30, 2012, as compared to four hotel acquisitions occurring during the six months ended June 30, 2011.

Interest income – Interest income on cash and cash equivalents for the six months ended June 30, 2012 and 2011 was $22 thousand and $124 thousand, respectively.

Interest expense – Interest expense for the six months ended June 30, 2012 and 2011 was $10.2 million and $3.9 million, respectively. The increase in interest expense is directly related to the increase in long-term debt outstanding.

Income tax benefit – Income tax benefit for the six months ended June 30, 2012 and 2011 was $0.1 million. Income tax benefit is related to taxable losses generated by our TRS during the periods.

Pro forma hotel performance

We assess the operating performance of our hotels irrespective of the hotel owner during the periods compared. Included in the following table are comparisons of, on a pro forma basis, occupancy, ADR, RevPAR, Adjusted Hotel EBITDA, and Adjusted Hotel EBITDA Margin for the three and six months ended June 30, 2012 and 2011. Adjusted Hotel EBITDA and Adjusted Hotel EBITDA Margin are non-GAAP financial measures. For further information on the calculation of Adjusted Hotel EBITDA and Adjusted Hotel EBITDA Margin, why we believe they are useful, and the limitations on their use, see “Non-GAAP Financial Measures” below.

The pro forma operating metrics reflect the operating results of 10 of our 12 hotels owned as of June 30, 2012. The pro forma operating metrics do not include operating results for the Holiday Inn New York City Midtown – 31st Street, as the hotel opened for business on January 19, 2012, and the Hotel Adagio, as the hotel was under renovation during the period.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2012	2011	Change		2012	2011	Change
Occupancy	83.2%	82.7%	50	bps	78.1%	75.6%	250	bps
ADR	$199.12	$182.57	9.1%		$184.90	$172.72	7.1%
RevPAR	$165.64	$151.05	9.7%		$144.43	$130.52	10.7%
Adjusted Hotel EBITDA(1)	$23,906	$20,887	14.5%		$36,104	$30,101	19.9%
Adjusted Hotel EBITDA Margin	37.9%	35.5%	240	bps	32.7%	29.7%	300	bps

(1)	In thousands.

The increase in pro forma RevPAR for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 was primarily driven by pro forma RevPAR increases at our Hyatt Regency Boston, Hilton Checkers Los Angeles, Boston Marriott Newton, Le Meridien San Francisco, Homewood Suites Seattle Convention Center, and Hotel Indigo San Diego Gaslamp Quarter. The increases in pro forma RevPAR at the aforementioned hotels were primarily a result of our hotel managers aggressively increasing ADR during the three months ended June 30, 2012 as occupancy had reached stabilized levels at many of the hotels. Offsetting the pro forma RevPAR increases at the above hotels were the Denver Marriott City Center, which experienced no change in pro forma RevPAR, and the W Chicago – City Center, which experienced a minimal increase in pro forma RevPAR for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011, as a result of lower occupancy between the periods.

The increase in pro forma RevPAR for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 was primarily driven by pro forma RevPAR increases at our Hyatt Regency Boston, Boston Marriott Newton, Le Meridien San Francisco, Homewood Suites Seattle Convention Center, and Hotel Indigo San Diego Gaslamp Quarter. Offsetting the pro forma RevPAR increases at the aforementioned hotels were the Courtyard Washington Capitol Hill/Navy Yard, which experienced no change in pro forma RevPAR, and the Denver Marriott City Center, which experienced a minimal increase in pro forma RevPAR for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

The increase in pro forma Adjusted Hotel EBITDA and Adjusted Hotel EBITDA Margin for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 was primarily driven by pro forma Adjusted Hotel EBITDA increases at our Hyatt Regency Boston, Hilton Checkers Los Angeles, Le Meridien San Francisco, Homewood Suites Seattle Convention Center, Courtyard Washington Capitol Hill/Navy Yard, and Hotel Indigo San Diego Gaslamp Quarter. Offsetting the pro forma Adjusted Hotel EBITDA increases at the aforementioned hotels were the W Chicago – City Center, which experienced a decrease in pro forma Adjusted Hotel EBITDA as a result of an expected increase in real estate tax expense, and the Denver Marriott City Center.

The increase in pro forma Adjusted Hotel EBITDA and Adjusted Hotel EBITDA Margin for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 was primarily driven by pro forma Adjusted Hotel EBITDA increases at our Hyatt Regency Boston, Hilton Checkers Los Angeles, Le Meridien San Francisco, Homewood Suites Seattle Convention Center, Courtyard Washington Capitol Hill/Navy Yard, and Hotel Indigo San Diego Gaslamp Quarter. Offsetting the pro forma Adjusted Hotel EBITDA increases at the aforementioned hotels were the W Chicago – City Center, which experienced a decrease in pro forma Adjusted Hotel EBITDA as a result of an expected increase in real estate tax expense.

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

FFO —We calculate FFO in accordance with standards established by the National Association of Real Estate Investment Trusts (NAREIT), which defines FFO as net income (calculated in accordance with GAAP), excluding depreciation and amortization, gains (losses) from sales of real estate, the cumulative effect of changes in accounting principles, and adjustments for unconsolidated partnerships and joint ventures. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, most industry investors consider presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. By excluding the effect of depreciation and amortization and gains (losses) from sales of real estate, both of which are based on historical cost accounting and which may be of lesser significance in evaluating current performance, we believe that FFO provides investors a useful financial measure to evaluate our operating performance.

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

The following table reconciles net income to FFO and AFFO for the three and six months ended June 30, 2012 and 2011 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income available to common shareholders	$9,009	$1,976	$8,189	$248
Add: Depreciation and amortization	6,677	3,767	13,207	6,751

FFO available to common shareholders	15,686	5,743	21,396	6,999
Add: Hotel acquisition costs	134	3,671	443	3,917
Non-cash amortization(1)	60	136	120	271

AFFO available to common shareholders	$15,880	$9,550	$21,959	$11,187

FFO available per common share—basic and diluted	$0.49	$0.18	$0.67	$0.26
AFFO available per common share—basic and diluted	$0.50	$0.30	$0.69	$0.41

(1)	Includes non-cash amortization of ground lease asset, deferred franchise costs, unfavorable contract liability, and air rights contract.

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

The following table reconciles net income to Corporate EBITDA and Adjusted Corporate EBITDA for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$9,053	$2,037	$8,257	$368
Add: Depreciation and amortization	6,677	3,767	13,207	6,751
Interest expense	5,106	1,875	10,190	3,902
Income tax expense (benefit)	1,486	914	(110)	(132)
Less: Interest income	(19)	(57)	(22)	(124)

Corporate EBITDA	22,303	8,536	31,522	10,765
Add: Hotel acquisition costs	134	3,671	443	3,917
Non-cash amortization(1)	60	136	120	271

Adjusted Corporate EBITDA	$22,497	$12,343	$32,085	$14,953

(1)	Includes non-cash amortization of ground lease asset, deferred franchise costs, unfavorable contract liability, and air rights contract.

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

The following table calculates for comparable 10-hotel portfolio pro forma Hotel EBITDA, Adjusted Hotel EBITDA, and Adjusted Hotel EBITDA Margin for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Total revenue	$63,100	$58,800	$110,508	$101,497
Less: Total hotel operating expenses	39,124	37,919	74,264	71,407

Hotel EBITDA	23,976	20,881	36,244	30,090
Less: Non-cash amortization(1)	(70)	6	(140)	11

Adjusted Hotel EBITDA	$23,906	$20,887	$36,104	$30,101

Adjusted Hotel EBITDA Margin	37.9%	35.5%	32.7%	29.7%

(1)	Includes non-cash amortization of ground lease asset, deferred franchise costs, and unfavorable contract liability.

None of FFO, AFFO, Corporate EBITDA Adjusted Corporate EBITDA, Hotel EBITDA, or Adjusted Hotel EBITDA represent cash generated from operating activities as determined by GAAP, nor shall any of these measures be considered as an alternative to GAAP net income (loss), as an indication of our financial performance, or to GAAP cash flow from operating activities, as a measure of liquidity. In addition, FFO, AFFO, Corporate EBITDA Adjusted Corporate EBITDA, Hotel EBITDA, or Adjusted Hotel EBITDA are not indicative of funds available to fund cash needs, including the ability to make cash distributions.

Sources and Uses of Cash

For the six months ended June 30, 2012, net cash flows from operating activities were $23.6 million; net cash flows used in investing activities were $21.1 million, including $11.7 million for improvements and additions to our hotels and $4.8 million for investment in a hotel construction loan; and net cash flows used in financing activities were $3.6 million, including $13.5 million in dividend payments to common shareholders, offset by $12.0 million in net borrowings. As of June 30, 2012, we had cash and cash equivalents of $19.9 million.

On January 13, 2012, we paid a dividend of $0.20 per share to common shareholders of record as of December 31, 2011. On April 13, 2012, we paid a dividend of $0.22 per share to common shareholders of record as of March 31, 2012. On July 13, 2012, we paid a dividend of $0.22 per share to common shareholders of record as of June 30, 2012. We expect to continue declaring distributions to shareholders, as required to maintain our REIT status, although no assurances can be made that we will continue to generate sufficient income to distribute similar aggregate amounts in the future. The per share amounts of future distributions will depend on the number of our common and preferred shares outstanding from time-to-time and will be determined by our board of trustees following its periodic review of our financial performance and capital requirements, and the terms of our existing borrowing arrangements.

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

On July 3, 2012, we entered into a loan agreement to obtain a $60.0 million term loan maturing in July 2014, subject to three one-year extension options that may be exercised subject to certain conditions. At the initial closing, $25.0 million was advanced by the lender and is secured by the 122-room Holiday Inn New York City Midtown – 31st Street. The remaining $35.0 million is expected to be advanced by the lender upon closing on the acquisition of the Hyatt Place New York Midtown South and satisfaction of certain customary closing conditions. Following that subsequent closing, the entire $60.0 million principal amount of the loan will be secured by both hotels. Net proceeds from the initial advance under the $60.0 million term loan were used to repay outstanding borrowings under our revolving credit facility and for general business purposes.

On July 17, 2012, we completed an underwritten public offering of 5,000,000 of our 7.75% Series A Cumulative Redeemable Preferred Shares, including 600,000 shares sold pursuant to the underwriters’ exercise of their over-allotment option. We generated net proceeds of approximately $120.8 million after deducting underwriting fees and estimated offering costs, which we used to repay outstanding borrowings under our revolving credit facility and for general business purposes.

On July 27, 2012, we entered into a loan agreement to obtain a $70.0 million loan secured by the Denver Marriott City Center. The loan has a term of 30 years, but is callable by the lender after 10 years, and we expect the lender to call the loan at that time. The loan carries a fixed interest rate of 4.90% per annum, with principal and interest based on a 30-year amortization. Proceeds from the loan were used to repay the remaining outstanding borrowings under our revolving credit facility and for general business purposes. Contemporaneous with the closing of the $70.0 million loan, the Denver Marriott City Center was removed from the collateral pool securing our revolving credit facility.

As of the date of this filing, we currently have approximately $58 million of cash and cash equivalents and borrowing availability of $164.5 million under our revolving credit facility. See the notes to our consolidated financial statements for additional information relating to our revolving credit facility and other long-term debt.

We have entered into definitive agreements to acquire the Hyatt Place New York Midtown South, a hotel located in San Diego, California and a hotel located in Chicago, Illinois for purchases prices of $76.2 million, $62.0 million and $126.0 million, respectively. We have already deposited an aggregate of $15.0 million under these three purchase and sale agreements. We expect to fund the purchase prices with available cash and cash equivalents and by borrowing under our revolving credit facility. In conjunction with signing the definitive agreement to acquire the Hyatt Place New York Midtown South, we agreed to loan the seller $6.5 million, the proceeds of which will be used toward completing construction of the hotel. As of the date of this filing, we have $6.0 million outstanding under the hotel construction loan.

Giving effect to the pending acquisitions of the Hyatt Place New York Midtown South, the hotel located in San Diego, California, and the hotel located in Chicago, Illinois, and based on our targeted overall debt level, we have approximately $75 million of remaining investment capacity to continue to grow our hotel portfolio. Furthermore, as of the date of this filing, we have equity securities with a maximum aggregate offering price of $134.5 million available to issue under a universal shelf registration statement.

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

Contractual Obligations

The following table sets forth our contractual obligations as of June 30, 2012, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands). There were no other material off-balance sheet arrangements at June 30, 2012, except for the pending acquisition of the Hyatt Place New York Midtown South for a purchase price of $76.2 million.

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Revolving credit facility, including interest(1)	$171,303	$5,607	$165,696	$—	$—
Term loan, including interest(1)	142,879	6,129	136,750	—	—
Other mortgage loans, including interest	158,975	8,968	17,936	132,071	—
Corporate office lease	1,177	210	440	467	60
Ground leases	7,647	82	164	164	7,237

	$481,981	$20,996	$320,986	$132,702	$7,297

(1)	Assumes no additional borrowings under the revolving credit facility and interest payments on the revolving credit facility and term loan are based on the interest rate in effect as of June 30, 2012. Also assumes that no extension options are exercised. See the notes to our consolidated financial statements for additional information relating to our revolving credit facility and term loan.

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

We earn interest income from cash and cash equivalent balances. Based on our cash and cash equivalents as of June 30, 2012, if interest rates increase or decrease by 1.00%, our interest income will increase or decrease by approximately $0.2 million annually, respectively.

As of June 30, 2012, we had $158.0 million of debt outstanding from borrowings under our revolving credit facility. Amounts borrowed under our revolving credit facility bear interest at variable rates based on LIBOR plus 2.75%—3.75% (the spread over LIBOR based on our consolidated leverage ratio). If prevailing LIBOR on our debt under our revolving credit facility were to increase or decrease by 1.00%, the increase or decrease in interest expense on our debt would increase or decrease future earnings and cash flows by approximately $1.6 million annually, assuming that the amount outstanding under our revolving credit facility was to remain at $158.0 million, the balance at June 30, 2012.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this Form 10-Q:

Exhibit Number	Description of Exhibit
10.1	Amendment to the Chesapeake Lodging Trust Equity Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 30, 2012)

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President, Chief Financial Officer and Treasurer

32.1	Section 1350 Certification of President and Chief Executive Officer

32.2	Section 1350 Certification of Executive Vice President, Chief Financial Officer and Treasurer

101.INS XBRL*	Instance Document

101.SCH XBRL*	Taxonomy Extension Schema Document

101.CAL XBRL*	Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL*	Taxonomy Extension Definition Linkbase Document

101.LAB XBRL*	Taxonomy Extension Label Linkbase Document

101.PRE XBRL*	Taxonomy Extension Presentation Linkbase Document

*	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHESAPEAKE LODGING TRUST

Date: August 9, 2012	By:	/S/ DOUGLAS W. VICARI
Douglas W. Vicari
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/S/ GRAHAM J. WOOTTEN
Graham J. Wootten
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)