Form 10-Q
period 2012-09-30
Chesapeake Lodging Trust
filed 2012-11-08
CIK 1473078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________________________
FORM 10-Q
____________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to              .
Commission file number 001-34572
____________________________________________________________________
CHESAPEAKE LODGING TRUST
(Exact name of registrant as specified in its charter)
____________________________________________________________________

MARYLAND	27-0372343
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1997 Annapolis Exchange Parkway, Suite 410 Annapolis, Maryland	21401
(Address of principal executive offices)	(Zip Code)
(410) 972-4140
(Registrant’s telephone number, including area code)
____________________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 1, 2012, the registrant had 39,610,393 common shares issued and outstanding.

CHESAPEAKE LODGING TRUST

PART I

Item 1.	Financial Statements
CHESAPEAKE LODGING TRUST
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Property and equipment, net	$1,063,935	$879,224
Intangible assets, net	39,532	39,982
Cash and cash equivalents	27,838	20,960
Restricted cash	21,569	15,034
Accounts receivable, net of allowance for doubtful accounts of $102 and $80, respectively	15,031	6,302
Prepaid expenses and other assets	14,120	4,370
Deferred financing costs, net of accumulated amortization of $2,036 and $548, respectively	5,616	5,266
Total assets	$1,187,641	$971,138

LIABILITIES AND SHAREHOLDERS’ EQUITY
Long-term debt	$356,033	$407,736
Accounts payable and accrued expenses	38,242	21,475
Other liabilities	26,204	21,798
Total liabilities	420,479	451,009
Commitments and contingencies (Note 10)
Preferred shares, $.01 par value; 100,000,000 shares authorized; Series A Cumulative Redeemable Preferred Shares; 5,000,000 shares and no shares issued and outstanding, respectively ($127,368 liquidation preference)	50	—
Common shares, $.01 par value; 400,000,000 shares authorized; 39,610,393 shares and 32,161,620 shares issued and outstanding, respectively	396	322
Additional paid-in capital	798,645	543,861
Cumulative dividends in excess of net income	(30,853)	(22,924)
Accumulated other comprehensive loss	(1,076)	(1,130)
Total shareholders’ equity	767,162	520,129
Total liabilities and shareholders’ equity	$1,187,641	$971,138
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
REVENUE
Rooms	$58,632	$40,610	$148,394	$87,763
Food and beverage	14,488	9,305	38,299	24,392
Other	2,740	1,865	6,483	3,906
Total revenue	75,860	51,780	193,176	116,061
EXPENSES
Hotel operating expenses:
Rooms	12,620	9,117	33,297	20,548
Food and beverage	10,368	7,267	27,750	18,458
Other direct	1,357	814	3,193	1,886
Indirect	23,640	16,054	63,240	36,912
Total hotel operating expenses	47,985	33,252	127,480	77,804
Depreciation and amortization	7,215	5,319	20,422	12,070
Air rights contract amortization	130	130	390	390
Corporate general and administrative:
Share-based compensation	783	827	2,348	2,286
Hotel acquisition costs	2,474	353	2,917	4,270
Other	2,227	1,900	6,258	5,228
Total operating expenses	60,814	41,781	159,815	102,048
Operating income	15,046	9,999	33,361	14,013
Interest income	74	16	96	140
Interest expense	(5,425)	(4,103)	(15,615)	(8,005)
Loss on early extinguishment of debt	—	(208)	—	(208)
Income before income taxes	9,695	5,704	17,842	5,940
Income tax benefit (expense)	(662)	23	(552)	155
Net income	9,033	5,727	17,290	6,095
Preferred share dividends	(1,991)	—	(1,991)	—
Net income available to common shareholders	$7,042	$5,727	$15,299	$6,095

Net income available per common share—basic and diluted	$0.21	$0.18	$0.47	$0.21
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$9,033	$5,727	$17,290	$6,095
Other comprehensive income (loss):
Unrealized losses on cash flow hedge instruments	(231)	(1,653)	(671)	(1,653)
Reclassification of unrealized losses on cash flow hedge instruments	255	236	725	236
Comprehensive income	$9,057	$4,310	$17,344	$4,678
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Preferred Shares		Common Shares		Additional Paid-In Capital	Cumulative Dividends in Excess of Net Income	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount				Total
Balances at December 31, 2011	—	$—	32,161,620	$322	$543,861	$(22,924)	$(1,130)	$520,129
Sale of common shares, net of underwriting fees and offering costs	—	—	7,475,000	75	132,525	—	—	132,600
Sale of preferred shares, net of underwriting fees and offering costs	5,000,000	50	—	—	120,531	—	—	120,581
Repurchase of common shares	—	—	(36,008)	(1)	(620)	—	—	(621)
Issuance of restricted common shares	—	—	6,500	—	—	—	—	—
Issuance of unrestricted common shares	—	—	3,281	—	60	—	—	60
Amortization of deferred compensation	—	—	—	—	2,288	—	—	2,288
Declaration of dividends on common shares	—	—	—	—	—	(22,851)	—	(22,851)
Declaration of dividends on preferred shares	—	—	—	—	—	(2,368)	—	(2,368)
Net income	—	—	—	—	—	17,290	—	17,290
Other comprehensive income	—	—	—	—	—	—	54	54
Balances at September 30, 2012	5,000,000	$50	39,610,393	$396	$798,645	$(30,853)	$(1,076)	$767,162
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$17,290	$6,095
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,422	12,070
Air rights contract amortization	390	390
Ground lease asset amortization	60	—
Deferred financing costs amortization	1,488	1,711
Premium on mortgage loan amortization	(158)	(53)
Unfavorable contract liability amortization	(294)	—
Loss on early extinguishment of debt	—	208
Share-based compensation	2,348	2,286
Changes in assets and liabilities:
Accounts receivable, net	(7,177)	(2,802)
Prepaid expenses and other assets	(345)	(1,386)
Accounts payable and accrued expenses	10,057	6,596
Other liabilities	19	(9)
Net cash provided by operating activities	44,100	25,106
Cash flows from investing activities:
Acquisition of hotels, net of cash acquired	(184,702)	(308,616)
Deposits on hotel acquisitions	(2,000)	(7,000)
Improvements and additions to hotels	(17,530)	(1,473)
Investment in hotel construction loan	(6,478)	—
Change in restricted cash	(5,160)	(7,877)
Net cash used in investing activities	(215,870)	(324,966)
Cash flows from financing activities:
Proceeds from sale of common shares, net of underwriting fees	132,756	230,291
Proceeds from sale of preferred shares, net of underwriting fees	121,062	—
Payment of offering costs related to sale of common and preferred shares	(637)	(481)
Net borrowings (repayments) under revolving credit facility	(145,000)	55,000
Proceeds from issuance of mortgage debt	95,000	225,000
Principal prepayment of mortgage debt	—	(60,000)
Scheduled principal payments on mortgage debt	(1,545)	(295)
Payment of deferred financing costs	(1,838)	(3,037)
Purchase of interest rate cap	—	(262)
Payment of dividends to common shareholders	(20,529)	(16,516)
Repurchase of common shares	(621)	(209)
Net cash provided by financing activities	178,648	429,491
Net increase in cash	6,878	129,631
Cash and cash equivalents, beginning of period	20,960	10,551
Cash and cash equivalents, end of period	$27,838	$140,182
Supplemental disclosure of cash flow information:
Cash paid for interest	$14,005	$5,454
Cash paid for income taxes	$471	$5
Assumption of mortgage debt related to hotel acquisition	$—	$38,622
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Organization and Description of Business
Chesapeake Lodging Trust (the “Trust”) is a self-advised real estate investment trust (“REIT”) that was organized in the state of Maryland in June 2009. The Trust is focused on investments primarily in upper-upscale hotels in major business and convention markets and, on a selective basis, premium select-service hotels in urban settings or unique locations in the United States of America (“U.S.”). The Trust completed its initial public offering (“IPO”) on January 27, 2010. As of September 30, 2012, the Trust owned 14 hotels with an aggregate of 4,500 rooms in six states and the District of Columbia.
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

2. Summary of Significant Accounting Policies
Basis of Presentation—The interim consolidated financial statements presented herein include all of the accounts of Chesapeake Lodging Trust and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.
The information in these interim consolidated financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal, recurring nature unless disclosed otherwise. These interim consolidated financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission (“SEC”) and do not include all of the information and disclosures required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Trust’s Form 10-K for the year ended December 31, 2011.
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
Investments in Hotels—The Trust allocates the purchase prices of hotels acquired based on the fair value of the property, FF&E, and identifiable intangible assets acquired and the fair value of the liabilities assumed. In making estimates of fair value for purposes of allocating the purchase price, the Trust utilizes a number of sources of information that are obtained in connection with the acquisition of a hotel, including valuations performed by independent third parties and cost segregation studies. The Trust also considers information obtained about each hotel as a result of its pre-acquisition due diligence in estimating the fair value of the tangible and intangible assets acquired. Hotel acquisition costs, such as transfer taxes, title insurance, environmental and property condition reviews, and legal and accounting fees, are expensed in the period incurred.
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

The Trust reviews its hotels for impairment whenever events or changes in circumstances indicate that the carrying values of the hotels may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the hotels due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel’s estimated fair market value is recorded and an impairment loss is recognized. No impairment losses have been recognized for the three and nine months ended September 30, 2012 and 2011.
The Trust classifies a hotel as held for sale in the period in which it has made the decision to dispose of the hotel, a binding agreement to purchase the property has been signed under which the buyer has committed a significant amount of nonrefundable cash, and no significant financing contingencies exist which could cause the transaction not to be completed in a timely manner. If these criteria are met, depreciation and amortization of the hotel will cease and an impairment loss will be recognized if the fair value of the hotel, less the costs to sell, is lower than the carrying amount of the hotel. The Trust will classify the loss, together with the related operating results, as discontinued operations in the consolidated statements of operations and classify the assets and related liabilities as held for sale in the consolidated balance sheets. As of September 30, 2012, the Trust had no assets held for sale or liabilities related to assets held for sale.
Revenue Recognition—Revenues from operations of the hotels are recognized when the services are provided. Revenues consist of room sales, food and beverage sales, and other hotel department revenues, such as parking, marina, telephone, and gift shop sales.
Prepaid Expenses and Other Assets—Prepaid expenses and other assets consist of prepaid real estate taxes, prepaid insurance, deposits on hotel acquisitions, deferred franchise costs, loan receivables, inventories, and other assets.
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
Fair Value Measurements— The Trust accounts for certain assets and liabilities at fair value. In evaluating the fair value of both financial and non-financial assets and liabilities, GAAP outlines a valuation framework and creates a fair value hierarchy that distinguishes between market assumptions based on market data (observable inputs) and the reporting entity’s own assumptions about market data (unobservable inputs). The three levels of the fair value hierarchy are as follows:
Level 1 – Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that are accessible at the measurement date. An active market is defined as a market in which transactions occur with sufficient frequency and volume to provide pricing on an ongoing basis.
Level 2 – Inputs include quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active (markets with few transactions), inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates, yield curves), and inputs that are derived principally from or corroborated by observable market data correlation or other means.
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
Earnings Per Share—Basic earnings per share is computed by dividing net income available to common shareholders, adjusted for dividends declared on and undistributed earnings allocated to unvested time-based awards, by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income available to common shareholders, adjusted for dividends declared on and undistributed earnings allocated to unvested time-based awards, by the weighted-average number of common shares outstanding, plus potentially dilutive securities, such as unvested performance-based awards, during the period. The Trust’s unvested time-based awards are entitled to receive non-forfeitable dividends, if declared. Therefore, unvested time-based awards qualify as participating securities, requiring the allocation of dividends and undistributed earnings under the two-class method to calculate basic earnings per share. The percentage of undistributed earnings allocated to the unvested time-based awards is based on the proportion of the weighted-average unvested time-based awards outstanding during the period to the total of the weighted-average common shares and unvested time-based awards outstanding during the period. No adjustment is made for shares that are anti-dilutive during the period.
Segment Information—The Trust has determined that its business is conducted in one reportable segment, hotel ownership.
Use of Estimates—The preparation of the interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Recent Accounting Pronouncements—In May 2011, the Financial Accounting Standards Board (the “FASB”) issued updated accounting guidance that amends the accounting standard on fair value measurements. The new accounting guidance provides for a consistent definition and measurement of fair value, as well as similar disclosure requirements between GAAP and International Financial Reporting Standards. The new accounting guidance changes certain fair value measurement principles, clarifies the application of existing fair value measurement, and expands the fair value measurement disclosure requirements, particularly for Level 3 fair value measurements. The new accounting guidance is to be applied prospectively and is effective for interim and annual periods beginning after December 15, 2011. The Trust adopted the new guidance on January 1, 2012. The Trust does not believe that the adoption of this guidance has a material impact on the interim consolidated financial statements.
In June 2011, the FASB issued updated accounting guidance which requires the presentation of components of other comprehensive income with the components of net income in either (1) a continuous statement of comprehensive income that contains two sections, net income and other comprehensive income, or (2) two separate but consecutive statements. The new accounting guidance eliminates the option to present components of other comprehensive income as part of the statement of shareholders’ equity, and is effective for interim and annual periods beginning after December 15, 2011. The Trust adopted the new guidance on January 1, 2012. The Trust does not believe that the adoption of this guidance has a material impact on the interim consolidated financial statements.

3. Acquisition of Hotels
The Trust has acquired the following hotels since its IPO and through September 30, 2012 (in thousands, except rooms data):

Hotel	Location	Rooms	Net Assets Acquired	Acquisition Date
2010 Acquisitions:
Hyatt Regency Boston	Boston, MA	502	$113,145	March 18, 2010
Hilton Checkers Los Angeles	Los Angeles, CA	188	45,951	June 1, 2010
Courtyard Anaheim at Disneyland Resort	Anaheim, CA	153	25,083	July 30, 2010
Boston Marriott Newton	Newton, MA	430	77,223	July 30, 2010
Le Meridien San Francisco	San Francisco, CA	360	142,980	December 15, 2010
		1,633	404,382
2011 Acquisitions:
Homewood Suites Seattle Convention Center	Seattle, WA	195	53,005	May 2, 2011
W Chicago – City Center	Chicago, IL	403	127,546	May 10, 2011
Hotel Indigo San Diego Gaslamp Quarter	San Diego, CA	210	55,309	June 17, 2011
Courtyard Washington Capitol Hill/Navy Yard(1)	Washington, DC	204	32,783	June 30, 2011
Hotel Adagio	San Francisco, CA	171	42,380	July 8, 2011
Denver Marriott City Center	Denver, CO	613	122,420	October 3, 2011
Holiday Inn New York City Midtown - 31st Street	New York, NY	122	52,599	December 22, 2011
		1,918	486,042
2012 Acquisitions:
W Chicago – Lakeshore	Chicago, IL	520	124,920	August 21, 2012
Hyatt Regency Mission Bay Spa and Marina(2)	San Diego, CA	429	59,900	September 7, 2012
		949	184,820
		4,500	$1,075,244

(1)	As part of the acquisition, the Trust assumed a mortgage loan with a fair value of $38.6 million.

(2)
As part of the acquisition, the Trust assumed a ground lease with the City of San Diego, which has approximately 43 years remaining. See Note 10, "Commitments and Contingencies," for additional information relating to the lease agreement.

The allocation of the purchase prices to the acquired assets and liabilities based on their fair values was as follows (in thousands):

2012 Acquisitions
Land and land improvements	$40,000
Buildings and leasehold improvements	138,433
Furniture, fixtures and equipment	9,170
Cash	118
Restricted cash	1,375
Accounts receivable, net	1,552
Prepaid expenses and other assets	969
Accounts payable and accrued expenses	(6,669)
Other liabilities	(128)
Net assets acquired	$184,820

The following financial information presents the pro forma results of operations of the Trust for the three and nine months ended September 30, 2012 and 2011 as if all acquisitions during 2011 and 2012 had taken place on January 1, 2011. The pro forma results for the three and nine months ended September 30, 2012 and 2011 have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have actually occurred had all transactions taken place on January 1, 2011, or of future results of operations (in thousands, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Total revenue	$92,259	$84,403	$246,962	$225,656
Total hotel operating expenses	59,912	56,491	170,583	160,456
Total operating expenses	71,086	66,853	203,324	190,812
Operating income	21,173	17,550	43,638	34,844
Net income available to common shareholders	12,223	7,485	17,925	5,765
Net income available per common share - basic and diluted	$0.37	$0.23	$0.55	$0.18

4. Property and Equipment
Property and equipment as of September 30, 2012 and December 31, 2011 consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Land and land improvements	$177,436	$137,367
Buildings and leasehold improvements	851,652	706,431
Furniture, fixtures and equipment	70,493	57,018
Construction-in-progress	7,951	1,583
	1,107,532	902,399
Less: accumulated depreciation and amortization	(43,597)	(23,175)
Property and equipment, net	$1,063,935	$879,224

5. Intangible Assets and Liability
Intangible assets and liability as of September 30, 2012 and December 31, 2011 consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Intangible assets:
Air rights contract	$36,105	$36,105
Favorable ground leases	4,828	4,828
	40,933	40,933
Less: accumulated amortization	(1,401)	(951)
Intangible assets, net	$39,532	$39,982

Intangible liability:
Unfavorable contract liability	$14,236	$14,236
Less: accumulated amortization	(392)	(98)
Intangible liability, net (included within other liabilities)	$13,844	$14,138

6. Long-Term Debt
Long-term debt as of September 30, 2012 and December 31, 2011 consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Revolving credit facility	$—	$145,000
Term loans	155,000	130,000
Other mortgage loans	200,171	131,716
	355,171	406,716
Unamortized premium	862	1,020
Long-term debt	$356,033	$407,736
On October 14, 2011, the Trust entered into an amended credit agreement providing for a three-year secured revolving credit facility, maturing on October 14, 2014. The amended credit agreement provides for maximum borrowings of up to $200.0 million. The interest rate for borrowings under the revolving credit facility is LIBOR plus 2.75%—3.75% (the spread over LIBOR based on the Trust’s consolidated leverage ratio). As of September 30, 2012, the interest rate in effect for borrowings under the revolving credit facility was 3.50%. The amount that the Trust can borrow under the revolving credit facility is based on the value of the Trust’s hotels included in the borrowing base, as defined in the amended credit agreement. As of September 30, 2012, the revolving credit facility was secured by six hotels providing borrowing availability of $164.5 million, of which $164.5 million remained available. The amended credit agreement contains standard financial covenants, including certain leverage ratios, coverage ratios, and a minimum tangible net worth requirement. See Note 12, “Subsequent Events,” for additional information relating to a further amendment to the credit agreement subsequent to September 30, 2012.
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
On July 8, 2011, the Trust entered into a loan agreement to obtain a $130.0 million term loan secured by the Le Meridien San Francisco and the W Chicago – City Center. The initial term of the loan matures in July 2014 and the Trust has two one-year extension options that may be exercised subject to certain conditions. The loan bears interest equal to LIBOR, plus 3.65%. Contemporaneous with the closing of the $130.0 million term loan, the Trust entered into an interest rate swap to effectively fix the interest rate on the term loan for the first two years of its term at 4.65% per annum. Under the terms of the interest rate swap, the Trust pays fixed interest of 1.00% per annum on a notional amount of $130.0 million and receives floating rate interest equal to the one-month LIBOR. The effective date of the interest rate swap is July 8, 2011 and it matures on July 1, 2013. The Trust also purchased an interest rate cap that effectively limits variable rate interest payments on the term loan when one-month LIBOR exceeds 5.00%. The notional amount of the interest rate cap is $130.0 million and equals the principal of the term loan being hedged. The effective date of the interest rate cap is July 1, 2013 and it matures on July 8, 2014, which correlates with the maturity date of the term loan.
On July 3, 2012, the Trust entered into a loan agreement to obtain a $60.0 million term loan. The initial term of the loan matures in July 2014 and the Trust has three one-year extension options that may be exercised subject to certain conditions. At the initial closing, $25.0 million was advanced by the lender and is secured by the Holiday Inn New York City Midtown - 31st Street. The remaining $35.0 million is expected to be advanced by the lender upon closing on the acquisition of the Hyatt Place New York Midtown South and satisfaction of certain customary closing conditions. Following the subsequent advance, the entire $60.0 million principal amount of the loan will be secured by both hotels. The loan bears interest equal to LIBOR, plus 3.25%. Contemporaneous with the closing of the term loan, the Trust entered into an interest rate swap to effectively fix the interest rate on the initial $25.0 million advance for the original two-year term at 3.75% per annum. Under the terms of the interest rate swap, the Trust pays fixed interest of 0.50% per annum on a notional amount of $25.0 million and receives floating rate interest equal to the one-month LIBOR. The effective date of the interest rate swap is July 3, 2012 and it matures on July 3, 2014.
On July 27, 2012, the Trust entered into a loan agreement to obtain a $70.0 million loan. The loan is secured by the Denver Marriott City Center. The loan has a term of 30 years, but is callable by the lender after 10 years, and the Trust expects the lender to call the loan at that time. The loan carries a fixed interest rate of 4.90% per annum, with principal and interest payments based on a 30-year amortization.
As of September 30, 2012, the Trust was in compliance with all financial covenants under its borrowing arrangements. As of September 30, 2012, the Trust’s weighted-average interest rate on its long-term debt was 4.86%. Future scheduled principal payments of debt obligations (assuming no exercise of extension options) as of September 30, 2012 are as follows (in thousands):

Year	Amounts
2012	$771
2013	3,169
2014	158,338
2015	3,516
2016	124,329
Thereafter	65,048
$355,171

7. Earnings Per Share
The following is a reconciliation of the amounts used in calculating basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Numerator:
Net income available to common shareholders	$7,042	$5,727	$15,299	$6,095
Less: Dividends declared on unvested time-based awards	(34)	(61)	(102)	(181)
Less: Undistributed earnings allocated to unvested time-based awards	—	—	—	—
Net income available to common shareholders, excluding amounts attributable to unvested time-based awards	$7,008	$5,666	$15,197	$5,914
Denominator:
Weighted-average number of common shares outstanding—basic and diluted	32,971,594	31,794,886	32,254,777	28,611,438
Net income available per common share—basic and diluted	$0.21	$0.18	$0.47	$0.21

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
On September 18, 2012, the Trust completed an underwritten public offering of 7,475,000 of its common shares, including 975,000 shares sold pursuant to the underwriters’ exercise of their option to purchase additional shares. The Trust generated net proceeds of $132.6 million after deducting underwriting fees and offering costs.
For the nine months ended September 30, 2012, the Trust issued 3,281 unrestricted common shares and 6,500 restricted common shares to its trustees and employees and repurchased 36,008 common shares from employees to satisfy the minimum statutory tax withholding requirements related to the vesting of their previously granted restricted common shares. As of September 30, 2012, the Trust had 39,610,393 common shares outstanding.
For the nine months ended September 30, 2012, the Trust paid or its board of trustees declared the following dividends to its common shareholders:

	Record Date	Payment Date	Dividend Per Common Share
Fourth Quarter 2011	December 31, 2011	January 13, 2012	$0.20
First Quarter 2012	March 31, 2012	April 13, 2012	$0.22
Second Quarter 2012	June 30, 2012	July 13, 2012	$0.22
Third Quarter 2012	September 28, 2012	October 15, 2012	$0.22
Preferred Shares—The Trust is authorized to issue up to 100,000,000 preferred shares, $.01 par value per share. The Trust’s board of trustees is required to set for each class or series of preferred shares the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption.
On July 17, 2012, the Trust completed an underwritten public offering of 5,000,000 shares of its 7.75% Series A Cumulative Redeemable Preferred Shares, including 600,000 shares sold pursuant to the underwriters’ exercise of their over-allotment option. The Trust generated net proceeds of $120.6 million after deducting underwriting fees and offering costs. As of September 30, 2012, the Trust had 5,000,000 shares of its 7.75% Series A Cumulative Redeemable Preferred Shares outstanding.

Holders of Series A Cumulative Redeemable Preferred Shares are entitled to receive, when and as authorized by the Trust's board of trustees, out of funds legally available for the payment of dividends, cumulative cash dividends at the rate of 7.75% per annum of the $25.00 per share liquidation preference, equivalent to $1.9375 per annum per share. Dividends on the Series A Cumulative Redeemable Preferred Shares are cumulative from the date of original issuance and are payable quarterly in arrears on or about the 15th day of each of January, April, July and October. The Series A Cumulative Redeemable Preferred Shares rank senior to the Trust's common shares with respect to the payment of dividends; the Trust will not declare or pay any dividends, or set aside any funds for the payment of dividends, on its common shares unless the Trust also has declared and either paid or set aside for payment the full cumulative dividends on the Series A Cumulative Redeemable Preferred Shares. For the nine months ended September 30, 2012, the Trust paid or its board of trustees declared the following dividends to its preferred shareholders:

	Record Date	Payment Date	Dividend Per Series A Cumulative Redeemable Preferred Share
Third Quarter 2012	September 28, 2012	October 15, 2012	$0.4736
The Trust cannot redeem the Series A Cumulative Redeemable Preferred Shares prior to July 17, 2017, except as described below and in certain limited circumstances related to the ownership limitation necessary to preserve the Trust's qualification as a REIT. On and after July 17, 2017, the Trust, at its option, can redeem the Series A Cumulative Redeemable Preferred Shares, in whole or from time-to-time in part, at a redemption price of $25.00 per share, plus any accrued and unpaid dividends. The holders of Series A Cumulative Redeemable Preferred Shares have no voting rights except, in certain limited circumstances.
Upon the occurrence of a change of control, as defined in the articles supplementary designating the Series A Cumulative Redeemable Preferred Shares, the result of which the Trust's common shares and the common securities of the acquiring or surviving entity are not listed or quoted on the New York Stock Exchange, the NYSE Amex Equities or the NASDAQ Stock Market, or any successor exchanges, the Trust may, at its option, redeem the Series A Cumulative Redeemable Preferred Shares in whole or in part within 120 days following the change of control by paying $25.00 per share, plus any accrued and unpaid dividends through the date of redemption. If the Trust does not exercise its right to redeem the Series A Cumulative Redeemable Preferred Shares upon a change of control, the holders of the Series A Cumulative Redeemable Preferred Shares have the right to convert some or all of their shares into a number of the Trust's common shares based on a defined formula subject to a share cap. The share cap on each Series A Cumulative Redeemable Preferred Share is 2.9189 common shares.
Universal Shelf—In August 2012, the Trust filed a Registration Statement on Form S-3 with the SEC, registering equity securities with a maximum aggregate offering price of up to $500.0 million. As of September 30, 2012, equity securities with a maximum aggregate offering price of $361.7 million remained available to issue under this Registration Statement.

9. Equity Plan
In January 2010, the Trust established the Chesapeake Lodging Trust Equity Plan (the “Plan”), which provides for the issuance of equity-based awards, including restricted shares, unrestricted shares, share options, share appreciation rights, and other awards based on the Trust’s common shares. Employees and trustees of the Trust and other persons that provide services to the Trust are eligible to participate in the Plan. The compensation committee of the board of trustees administers the Plan and determines the number of awards to be granted, the vesting period, and the exercise price, if any.
The Trust initially reserved 454,657 common shares for issuance under the Plan at its establishment. In May 2012, the Trust’s common shareholders approved an amendment to the Plan such that the number of shares available for issuance under the Plan was increased by 2,750,000. Shares that are issued under the Plan to any person pursuant to an award are counted against this limit as one share for every one share granted. If any shares covered by an award are not purchased or are forfeited, if an award is settled in cash, or if an award otherwise terminates without delivery of any shares, then the number of common shares counted against the aggregate number of shares available under the Plan with respect to the award will, to the extent of any such forfeiture or termination, again be available for making awards under the Plan. As of September 30, 2012, subject to increases that may result in the case of any future forfeiture or termination of currently outstanding awards, 2,750,353 common shares were reserved and available for future issuances under the Plan.
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
As of September 30, 2012, there was approximately $1.0 million of unrecognized share-based compensation expense related to restricted common shares. The unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of four months. The following is a summary of the Trust’s restricted common shares for the nine months ended September 30, 2012:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Restricted common shares as of December 31, 2011	366,734	$17.75
Granted	6,500	$18.11
Vested	(154,181)	$18.66
Forfeited	—	$—
Restricted common shares as of September 30, 2012	219,053	$17.13

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
Franchise Agreements—As of September 30, 2012, seven of the Trust’s hotels operated pursuant to franchise agreements with international hotel companies, six hotels operated pursuant to management agreements that allowed them to operate under their respective brands, and one hotel operated as an independent hotel. Under the seven franchise agreements, the Trust generally pays a royalty fee ranging from 3% to 6% of room revenues and up to 3% of food and beverage revenues, plus additional fees for marketing, central reservation systems, and other franchisor costs that amount to between 1% and 5% of room revenues.
Ground Lease Agreement—The Trust leases the land underlying the Hyatt Regency Mission Bay Spa and Marina pursuant to a lease agreement with the City of San Diego, California. The lease term ends in January 2056 with approximately 43 years remaining. Rent due under the lease agreement is the greater of base rent or percentage rent. Base rent is currently $2.0 million per year. Base rent resets every three years over the remaining term of the lease to 75% of the average of the actual rent paid over the two years preceding the base rent reset year. The next base rent reset year is 2013. Annual percentage rent is calculated based on various percentages of the hotel's various sources of revenue, including room, food and beverage, and marina rentals, earned during the period.
Purchase and Sale Agreement—As of September 30, 2012, the Trust had the 185-room Hyatt Place New York Midtown South, currently under development, under contract for a purchase price of $76.2 million, plus customary pro-rated amounts and closing costs. The Trust expects to fund the purchase price with available cash and cash equivalents and by borrowing under its revolving credit facility. The Trust has a deposit of $0.7 million under the purchase and sale agreement, which is non-refundable except (1) in the event of a default under the purchase and sale agreement by the seller or (2) as expressly otherwise provided by the purchase and sale agreement. The Trust has also provided a loan to the seller in the amount of $7.8 million, the proceeds of which will be used toward completing construction of the hotel. As of September 30, 2012, the Trust had $6.5 million outstanding under the hotel construction loan. The loan bears interest at 6.0% per annum and is secured by a second mortgage lien on the hotel. The loan matures at the earlier of the closing on the hotel acquisition or December 31, 2012, but may be extended under certain circumstances as set forth in the loan agreement. Given the acquisition is subject to completion of the hotel by the third-party developer and customary closing conditions, the Trust can give no assurance that the acquisition will be consummated. Failure to complete this acquisition could subject the Trust to risks relating to the recovery of the amount of the hotel construction financing it has provided, and cause the Trust to incur costs in its efforts to make such recoveries.
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

	Fair Value at September 30, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Interest rate cap (included within prepaid expenses and other assets)	$16	—	$16	—
	$16	—	$16	—
Liabilities:
Interest rate swaps (included within other liabilities)	$830	—	$830	—
	$830	—	$830	—
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
The Trust’s financial instruments in addition to those disclosed in the table above include cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, loan receivables and long-term debt. The carrying values reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses approximate fair value. The Trust estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument using estimated market rates of debt instruments with similar maturities and credit profiles. These inputs are classified as Level 3 within the fair value hierarchy. As of September 30, 2012, the carrying values reported in the consolidated balance sheet for its loan receivable and long-term debt approximated their fair values.

12. Subsequent Events
On October 25, 2012, the Trust further amended its credit agreement by (1) increasing the maximum size of the secured revolving credit facility, (2) lowering the interest rate spread over LIBOR charged on outstanding borrowings, and (3) extending the initial term. The amended credit agreement increases the maximum amount the Trust may borrow under the secured revolving credit facility from $200.0 million to $250.0 million, and also provides for the possibility of further future increases, up to a maximum of $375.0 million, in accordance with the terms of the amended credit agreement. The actual amount that the Trust can borrow under the secured revolving credit facility continues to be based on the value of the Trust's hotels included in the borrowing base, as defined in the amended credit agreement. The interest rate spread over LIBOR for borrowings under the secured revolving credit facility was reduced by 100 basis points to LIBOR, plus 1.75% - 2.75% (the spread over LIBOR based on the Trust's consolidated leverage ratio). The initial term of the amended credit agreement will now expire in April 2016, but the term may be extended for one year subject to satisfaction of certain customary conditions. The amended credit agreement effected no other significant changes to the financial covenants, including the leverage and coverage ratios and minimum tangible net worth requirement, or other business terms of the secured revolving credit facility, as compared to those in effect prior to the amendment.

On October 30, 2012, the Trust acquired the 222-room The Hotel Minneapolis located in Minneapolis, Minnesota for approximately $46.3 million, including acquired working capital. The Trust funded the acquisition with a borrowing under its revolving credit facility.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identified by our use of words, such as “intend,” “plan,” “may,” “should,” “will,” “project,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity,” and similar expressions, whether in the negative or affirmative. We cannot guarantee that we actually will achieve these plans, intentions or expectations. All statements regarding our expected financial position, business and financing plans are forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	U.S. economic conditions generally and the real estate market and the lodging industry specifically;

•	management and performance of our hotels;

•	our plans for renovation of our hotels;

•	our financing plans and the terms on which capital is available to us;

•	supply and demand for hotel rooms in our current and proposed market areas;

•	our ability to acquire additional hotels and the risk that potential acquisitions may not be completed or perform in accordance with expectations;

•	legislative/regulatory changes, including changes to laws governing taxation of real estate investment trusts; and

•	our competition.
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

Overview
We were organized as a self-advised REIT with a focus on investments primarily in upper-upscale hotels in major business and convention markets and, on a selective basis, premium select-service hotels in urban settings or unique locations in the U.S. We completed our IPO in January 2010 and have since acquired or committed to acquire the following 16 hotels:

Hotel	Location	Rooms	Acquisition Date
Hyatt Regency Boston	Boston, MA	502	March 18, 2010
Hilton Checkers Los Angeles	Los Angeles, CA	188	June 1, 2010
Courtyard Anaheim at Disneyland Resort	Anaheim, CA	153	July 30, 2010
Boston Marriott Newton	Newton, MA	430	July 30, 2010
Le Meridien San Francisco	San Francisco, CA	360	December 15, 2010
Homewood Suites Seattle Convention Center	Seattle, WA	195	May 2, 2011
W Chicago - City Center	Chicago, IL	403	May 10, 2011
Hotel Indigo San Diego Gaslamp Quarter	San Diego, CA	210	June 17, 2011
Courtyard Washington Capitol Hill/Navy Yard	Washington, DC	204	June 30, 2011
Hotel Adagio	San Francisco, CA	171	July 8, 2011
Denver Marriott City Center	Denver, CO	613	October 3, 2011
Holiday Inn New York City Midtown – 31st Street	New York, NY	122	December 22, 2011
W Chicago - Lakeshore	Chicago, IL	520	August 21, 2012
Hyatt Regency Mission Bay Spa and Marina	San Diego, CA	429	September 7, 2012
The Hotel Minneapolis	Minneapolis, MN	222	October 30, 2012
Hyatt Place New York Midtown South	New York, NY	185	Under contract
		4,907

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

Executive Summary
Our hotel portfolio continued its strong performance during the third quarter. We also remained active in growing our hotel portfolio during the quarter and through the date of this report by acquiring three high-quality hotels located in major markets with high barriers-to-entry for an aggregate purchase price of $234.0 million. We funded these acquisitions by raising approximately $253.2 million from preferred and common share offerings during the quarter. In addition, we were able to take advantage of the attractive interest rate environment and extend debt maturities by closing on $95.0 million of secured financings and amending our revolving credit facility.
Our hotel portfolio significantly outperformed the overall U.S. lodging industry in RevPAR during the quarter. We believe our outperformance was a result of our intense asset management and because our hotels are located in major markets, and specifically, in several of the strongest performing markets in the U.S., including Boston, San Francisco, Los Angeles, and San Diego. Occupancy at our hotels is primarily driven by business transient customers, from which segment we continue to see strong demand for rooms. Because occupancy at our hotels were at high levels (85.4% during the third quarter), our hotel operators were able to exercise pricing power and aggressively increase ADR, and as a result, also significantly increase hotel profitability.
During the third quarter, we completed the renovation and repositioning of the Hotel Adagio. In October 2012, we completed the addition of 35 rooms to the top two vacant floors of the W Chicago – City Center. We also recently completed certain capital projects at the Hyatt Regency Boston and the Hotel Indigo San Diego Gaslamp Quarter. We are in the process of completing, or planning to complete in the future, certain capital projects at various other hotels, including a comprehensive renovation of the W Chicago – Lakeshore expected to commence in the fourth quarter 2013. We will continue to evaluate and invest in select return-on-investment projects.
We expect positive operating trends for our hotel portfolio to continue through the remainder of 2012 and in 2013 as a result of favorable hotel supply and demand fundamentals in our geographic markets combined with the completion of our return-on-investment projects. Operating trends may be affected, however, in the near term by general uncertainty surrounding U.S. fiscal policy and travel disruption as a result of Hurricane Sandy.

Results of Operations
Comparison of three months ended September 30, 2012 and 2011
Results of operations for the three months ended September 30, 2012 include the operating activity of 12 hotels for the full quarter and two hotels for part of the quarter, whereas the results of operations for the three months ended September 30, 2011 include the operating activity of nine hotels for the full quarter and one hotel for part of the quarter. As a result, comparisons of results of operations between the periods are not meaningful.
Revenues – Total revenue for the three months ended September 30, 2012 and 2011 was $75.9 million and $51.8 million, respectively. Total revenue for the three months ended September 30, 2012 included rooms revenue of $58.6 million, food and beverage revenue of $14.5 million, and other revenue of $2.7 million. Total revenue for the three months ended September 30, 2011 included rooms revenue of $40.6 million, food and beverage revenue of $9.3 million, and other revenue of $1.9 million.
For the three months ended September 30, 2012, RevPAR for our hotel portfolio was $167.31, driven by occupancy of 85.4% and ADR of $195.85.

Hotel operating expenses – Hotel operating expenses, excluding depreciation and amortization, for the three months ended September 30, 2012 and 2011 were $48.0 million and $33.3 million, respectively. Direct hotel operating expenses for the three months ended September 30, 2012 included rooms expense of $12.6 million, food and beverage expense of $10.4 million, and other direct expenses of $1.4 million. Direct hotel operating expenses for the three months ended September 30, 2011 included rooms expense of $9.1 million, food and beverage expense of $7.3 million, and other direct expenses of $0.8 million. Indirect hotel operating expenses, which includes management and franchise fees, lease expense, real estate taxes, insurance, utilities, repairs and maintenance, advertising and sales, and general and administrative expenses, for the three months ended September 30, 2012 and 2011 were $23.6 million and $16.1 million, respectively.
Depreciation and amortization – Depreciation and amortization expense for the three months ended September 30, 2012 and 2011 was $7.2 million and $5.3 million, respectively. The increase in depreciation and amortization expense was directly attributable to the increase in investment in hotels since September 30, 2011.
Air rights contract amortization – Air rights contract amortization expense associated with the Hyatt Regency Boston for the three months ended September 30, 2012 and 2011 was $0.1 million.
Corporate general and administrative – Total corporate general and administrative expenses for the three months ended September 30, 2012 and 2011 were $5.5 million and $3.1 million, respectively. Included in corporate general and administrative expenses for the three months ended September 30, 2012 and 2011 was $0.8 million of non-cash share-based compensation expense and $2.5 million and $0.4 million, respectively, of hotel acquisition costs. The increase in corporate general and administrative expense is primarily a result of an increase in hotel acquisition costs as a result of two hotel acquisitions occurring during the three months ended September 30, 2012, as compared to one hotel acquisition occurring during the three months ended September 30, 2011.
Interest income – Interest income on cash and cash equivalents and from loan receivables for the three months ended September 30, 2012 and 2011 was $74 thousand and $16 thousand, respectively.
Interest expense – Interest expense for the three months ended September 30, 2012 and 2011 was $5.4 million and $4.1 million, respectively. The increase in interest expense is directly related to the increase in long-term debt outstanding.
Loss on early extinguishment of debt – Loss on early extinguishment of debt for the three months ended September 30, 2011 was $0.2 million. The loss on early extinguishment of debt was related to the write-off of unamortized deferred financing costs associated with the prepayment of a previous $60.0 million term loan secured by the Le Meridien San Francisco during the period.
Income tax benefit (expense) – Income tax expense for the three months ended September 30, 2012 was $0.7 million. Income tax benefit for the three months ended September 30, 2011 was $23 thousand. Income tax benefit (expense) is related to taxable losses (income) generated by our TRS during the periods.
Comparison of nine months ended September 30, 2012 and 2011
Results of operations for the nine months ended September 30, 2012 include the operating activity of 11 hotels for the full period and three hotels for part of the period, whereas the results of operations for the nine months ended September 30, 2011 include the operating activity of five hotels for the full period and five hotels for part of the period. As a result, comparisons of results of operations between the periods are not meaningful.
Revenues – Total revenue for the nine months ended September 30, 2012 and 2011 was $193.2 million and $116.1 million, respectively. Total revenue for the nine months ended September 30, 2012 included rooms revenue of $148.4 million, food and beverage revenue of $38.3 million, and other revenue of $6.5 million. Total revenue for the nine months ended September 30, 2011 included rooms revenue of $87.8 million, food and beverage revenue of $24.4 million, and other revenue of $3.9 million.
For the nine months ended September 30, 2012, RevPAR for our hotel portfolio was $151.49, driven by occupancy of 80.1% and ADR of $189.11.
Hotel operating expenses – Hotel operating expenses, excluding depreciation and amortization, for the nine months ended September 30, 2012 and 2011 were $127.5 million and $77.8 million, respectively. Direct hotel operating expenses for the nine months ended September 30, 2012 included rooms expense of $33.3 million, food and beverage expense of $27.8 million, and other direct expenses of $3.2 million. Direct hotel operating expenses for the nine months ended September 30, 2011 included rooms expense of $20.5 million, food and beverage expense of $18.5 million, and other direct expenses of $1.9 million. Indirect hotel operating expenses, which includes management and franchise fees, lease expense, real estate taxes, insurance, utilities, repairs and maintenance, advertising and sales, and general and administrative expenses, for the nine months ended September 30, 2012 and 2011 were $63.2 million and $36.9 million, respectively.

Depreciation and amortization – Depreciation and amortization expense for the nine months ended September 30, 2012 and 2011 was $20.4 million and $12.1 million, respectively. The increase in depreciation and amortization expense was directly attributable to the increase in investment in hotels since September 30, 2011.
Air rights contract amortization – Air rights contract amortization expense associated with the Hyatt Regency Boston for the nine months ended September 30, 2012 and 2011 was $0.4 million.
Corporate general and administrative – Total corporate general and administrative expenses for the nine months ended September 30, 2012 and 2011 were $11.5 million and $11.8 million, respectively. Included in corporate general and administrative expenses for the nine months ended September 30, 2012 and 2011 was $2.3 million of non-cash share-based compensation expense and $2.9 million and $4.3 million, respectively, of hotel acquisition costs. The decrease in hotel acquisition costs is primarily a result of two hotel acquisitions occurring during the nine months ended September 30, 2012, as compared to five hotel acquisitions occurring during the nine months ended September 30, 2011.
Interest income – Interest income on cash and cash equivalents and loan receivables for the nine months ended September 30, 2012 and 2011 was $0.1 million.
Interest expense – Interest expense for the nine months ended September 30, 2012 and 2011 was $15.6 million and $8.0 million, respectively. The increase in interest expense is directly related to the increase in long-term debt outstanding.
Loss on early extinguishment of debt - Loss on early extinguishment of debt for the nine months ended September 30, 2011 was $0.2 million. The loss on early extinguishment of debt was related to the write-off of unamortized deferred financing costs associated with the prepayment of a previous $60.0 million term loan secured by the Le Meridien San Francisco during the period.
Income tax benefit (expense) – Income tax expense for the nine months ended September 30, 2012 was $0.6 million. Income tax benefit for the nine months ended September 30, 2011 was $0.2 million. Income tax benefit (expense) is related to taxable losses (income) generated by our TRS during the periods.
Pro forma hotel performance
We assess the operating performance of our hotels irrespective of the hotel owner during the periods compared. Included in the following table are comparisons, on a pro forma basis, of occupancy, ADR, RevPAR, Adjusted Hotel EBITDA, and Adjusted Hotel EBITDA Margin for the three and nine months ended September 30, 2012 and 2011. Adjusted Hotel EBITDA and Adjusted Hotel EBITDA Margin are non-GAAP financial measures. For further information on the calculation of Adjusted Hotel EBITDA and Adjusted Hotel EBITDA Margin, why we believe they are useful, and the limitations on their use, see “Non-GAAP Financial Measures” below.
The pro forma operating metrics reflect the operating results of 10 of our 14 hotels owned as of September 30, 2012. The pro forma operating metrics do not include operating results for the Holiday Inn New York City Midtown – 31st Street, as the hotel opened for business on January 19, 2012, the Hotel Adagio, as the hotel was under renovation during the period, and the W Chicago - Lakeshore and the Hyatt Regency Mission Bay Spa and Marina, as both hotels were acquired during the period.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
Occupancy	85.4%	84.3%	110 bps	80.6%	78.5%	210 bps
ADR	$193.04	$179.47	7.6%	$187.79	$175.16	7.2%
RevPAR	$164.85	$151.38	8.9%	$151.28	$137.54	10.0%
Adjusted Hotel EBITDA(1)	$23,192	$20,378	13.8%	$59,296	$50,479	17.5%
Adjusted Hotel EBITDA Margin	37.2%	35.2%	200 bps	34.3%	31.7%	260 bps

(1)	In thousands.
The increase in pro forma RevPAR for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 was primarily driven by pro forma RevPAR increases at the Hyatt Regency Boston, the Boston Marriott Newton, the Le Meridien San Francisco, and the Hotel Indigo San Diego Gaslamp Quarter. The increases in pro forma RevPAR at the aforementioned hotels were primarily a result of our hotel managers aggressively increasing ADR during the three months ended September 30, 2012 as occupancy had reached stabilized levels. Offsetting the pro forma RevPAR increases at the above hotels were the Courtyard Anaheim at Disneyland Resort, the W Chicago – City Center, and the Denver Marriott City Center, all of which experienced an increase in pro forma RevPAR for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 to a lesser extent than that of the comparable portfolio during the period.
The increase in pro forma RevPAR for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 was primarily driven by pro forma RevPAR increases at the Hyatt Regency Boston, the Boston Marriott Newton, the Le Meridien San Francisco, the Homewood Suites Seattle Convention Center, and the Hotel Indigo San Diego Gaslamp Quarter. Offsetting the pro forma RevPAR increases at the aforementioned hotels were the Courtyard Washington Capitol Hill/Navy Yard, the Courtyard Anaheim at Disneyland Resort, the W Chicago - City Center, and the Denver Marriott City Center, all of which experienced an increase in pro forma RevPAR for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 to a lesser extent than that of the comparable portfolio during the period.
The increase in pro forma Adjusted Hotel EBITDA and Adjusted Hotel EBITDA Margin for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 was primarily driven by pro forma Adjusted Hotel EBITDA increases at the Hyatt Regency Boston, the Boston Marriott Newton, the Le Meridien San Francisco, and the Hotel Indigo San Diego Gaslamp Quarter.
The increase in pro forma Adjusted Hotel EBITDA and Adjusted Hotel EBITDA Margin for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 was primarily driven by pro forma Adjusted Hotel EBITDA increases at the Hyatt Regency Boston, the Le Meridien San Francisco, and the Hotel Indigo San Diego Gaslamp Quarter.

Non-GAAP Financial Measures
Non-GAAP financial measures are measures of our historical financial performance that are different from measures calculated and presented in accordance with GAAP. We report the following seven non-GAAP financial measures that we believe are useful to investors as key measures of our operating performance: (1) Funds from operations (FFO), (2) Adjusted FFO (AFFO), (3) Corporate EBITDA, (4) Adjusted Corporate EBITDA, (5) Hotel EBITDA, (6) Adjusted Hotel EBITDA, and (7) Adjusted Hotel EBITDA Margin.
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
The following table reconciles net income available to common shareholders excluding amounts attributable to unvested time-based awards to FFO and AFFO available to common shareholders for the three and nine months ended September 30, 2012 and 2011 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income available to common shareholders excluding amounts attributable to unvested time-based awards	$7,008	$5,666	$15,197	$5,914
Add: Depreciation and amortization	7,215	5,319	20,422	12,070
FFO available to common shareholders	14,223	10,985	35,619	17,984
Add: Hotel acquisition costs	2,474	353	2,917	4,270
Non-cash amortization(1)	60	138	181	409
AFFO available to common shareholders	$16,757	$11,476	$38,717	$22,663
FFO available per common share—basic and diluted	$0.43	$0.35	$1.10	$0.63
AFFO available per common share—basic and diluted	$0.51	$0.36	$1.20	$0.79

(1)	Includes non-cash amortization of ground lease asset, deferred franchise costs, unfavorable contract liability, and air rights contract.
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
The following table reconciles net income to Corporate EBITDA and Adjusted Corporate EBITDA for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$9,033	$5,727	$17,290	$6,095
Add: Depreciation and amortization	7,215	5,319	20,422	12,070
Interest expense	5,425	4,103	15,615	8,005
Loss on early extinguishment of debt	—	208	—	208
Income tax expense (benefit)	662	(23)	552	(155)
Less: Interest income	(74)	(16)	(96)	(140)
Corporate EBITDA	22,261	15,318	53,783	26,083
Add: Hotel acquisition costs	2,474	353	2,917	4,270
Non-cash amortization(1)	60	138	181	409
Adjusted Corporate EBITDA	$24,795	$15,809	$56,881	$30,762

(1)	Includes non-cash amortization of ground lease asset, deferred franchise costs, unfavorable contract liability, and air rights contract.
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
The following table calculates for the comparable 10-hotel portfolio pro forma Hotel EBITDA, Adjusted Hotel EBITDA, and Adjusted Hotel EBITDA Margin for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Total revenue	$62,377	$57,832	$172,885	$159,329
Less: Total hotel operating expenses	39,116	37,463	113,380	108,870
Hotel EBITDA	23,261	20,369	59,505	50,459
Less: Non-cash amortization(1)	(69)	9	(209)	20
Adjusted Hotel EBITDA	$23,192	$20,378	$59,296	$50,479
Adjusted Hotel EBITDA Margin	37.2%	35.2%	34.3%	31.7%

(1)	Includes non-cash amortization of ground lease asset, deferred franchise costs, and unfavorable contract liability.
None of FFO, AFFO, Corporate EBITDA Adjusted Corporate EBITDA, Hotel EBITDA, or Adjusted Hotel EBITDA represent cash generated from operating activities as determined by GAAP, nor shall any of these measures be considered as an alternative to GAAP net income (loss), as an indication of our financial performance, or to GAAP cash flow from operating activities, as a measure of liquidity. In addition, FFO, AFFO, Corporate EBITDA, Adjusted Corporate EBITDA, Hotel EBITDA, and Adjusted Hotel EBITDA are not indicative of funds available to fund cash needs, including the ability to make cash distributions.

Sources and Uses of Cash
For the nine months ended September 30, 2012, net cash flows from operating activities were $44.1 million; net cash flows used in investing activities were $215.9 million, including $184.7 million for the acquisition of the W Chicago - Lakeshore and the Hyatt Regency Mission Bay Spa and Marina, $17.5 million for improvements and additions to our hotels and $6.5 million for investment in a hotel construction loan; and net cash flows provided by financing activities were $178.6 million, including $120.6 million of net proceeds from a preferred share offering, $132.6 million of net proceeds from a common offering and $95.0 million of proceeds from issuances of mortgage debt, offset by $145.0 million of net repayments under our revolving credit facility and $20.5 million in dividend payments to common shareholders. As of September 30, 2012, we had cash and cash equivalents of $27.8 million.
On January 13, 2012, we paid a dividend of $0.20 per share to common shareholders of record as of December 31, 2011. On April 13, 2012, we paid a dividend of $0.22 per share to common shareholders of record as of March 31, 2012. On July 13, 2012, we paid a dividend of $0.22 per share to common shareholders of record as of June 30, 2012. On October 15, 2012, we paid dividends of $0.22 per share to common shareholders and $0.4736 per share to preferred shareholders, both as of record of September 28, 2012.
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

Liquidity and Capital Resources
We expect our primary source of cash to meet operating requirements, including payment of dividends in accordance with the REIT requirements of the U.S. federal income tax laws, payment of interest on any borrowings and funding of any capital expenditures, will be from our hotels’ operations and existing cash and cash equivalent balances. We currently expect that our operating cash flows will be sufficient to fund our continuing operations. We intend to incur indebtedness to supplement our investment capital and to maintain flexibility to respond to industry conditions and opportunities. We are targeting an overall debt level of 40-45% of the aggregate purchase prices of all of our portfolio hotels.
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

On October 25, 2012, we further amended our credit agreement. The amended credit agreement increased the maximum amount we may borrow under our secured revolving credit facility from $200.0 million to $250.0 million, and also provides for the possibility of further future increases, up to a maximum of $375.0 million, in accordance with the terms of our amended credit agreement. The actual amount that we can borrow under our secured revolving credit facility continues to be based on the value of our hotels included in the borrowing base, as defined in our amended credit agreement. The interest rate spread over LIBOR for borrowings under our secured revolving credit facility was reduced by 100 basis points to LIBOR, plus 1.75% - 2.75% (the spread over LIBOR based on the our consolidated leverage ratio). The initial term of our amended credit agreement will now expire in April 2016, but the term may be extended for one year subject to satisfaction of certain customary conditions. Our amended credit agreement effected no other significant changes to the financial covenants, including the leverage and coverage ratios and minimum tangible net worth requirement, or other business terms of our secured revolving credit facility, as compared to those in effect prior to the amendment.

On October 30, 2012, we acquired the 222-room The Hotel Minneapolis located in Minneapolis, Minnesota for approximately $46.3 million. We funded the acquisition with a borrowing under our revolving credit facility.
As of the date of this filing, we have approximately $29.0 million of cash and cash equivalents, total borrowing availability of $164.5 million under our revolving credit facility of which $50.0 million is currently outstanding, and expected proceeds of $35.0 million under our $60.0 million term loan subject to satisfaction of certain customary closing conditions and closing of our acquisition of the Hyatt Place New York Midtown South. In addition, we currently have three unencumbered hotels, which we expect to include in the borrowing base of our revolving credit facility in the near term thereby increasing the maximum borrowing availability thereunder to $250.0 million. See the notes to our interim consolidated financial statements for additional information relating to our revolving credit facility and other long-term debt.
We have entered into a definitive agreement to acquire the Hyatt Place New York Midtown South for a purchase price of $76.2 million. We expect to fund the purchase price with available cash and cash equivalents and by borrowing under our revolving credit facility. We have provided a loan to the seller in the amount of $7.8 million, the proceeds of which will be used toward completing construction of the hotel. As of the date of this filing, we have $6.5 million outstanding under the hotel construction loan.
Giving effect to the pending acquisition of the Hyatt Place New York Midtown South and based on our targeted overall debt level, we have approximately $100 million to $125 million of remaining investment capacity to continue to grow our hotel portfolio. Furthermore, as of the date of this filing, we have equity securities with a maximum aggregate offering price of $361.7 million available to issue under a universal shelf registration statement filed with the SEC.

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

Contractual Obligations
The following table sets forth our contractual obligations as of September 30, 2012, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands). There were no other material off-balance sheet arrangements at September 30, 2012, except for the pending acquisition of the Hyatt Place New York Midtown South for a purchase price of $76.2 million.

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Revolving credit facility, including interest(1)	$—	$—	$—	$—	$—
Term loans, including interest(1)	168,155	7,080	161,075	—	—
Other mortgage loans, including interest	257,709	13,426	26,852	138,745	78,686
Corporate office lease	1,125	212	443	470	—
Ground leases(2)	100,531	2,276	4,441	4,441	89,373
	$527,520	$22,994	$192,811	$143,656	$168,059

(1)
Assumes no additional borrowings, and interest payments are based on the interest rate in effect as of September 30, 2012. Also assumes that no extension options are exercised. See the notes to our interim consolidated financial statements for additional information relating to our revolving credit facility and term loans.

(2)
The ground lease for the Hyatt Regency Mission Bay Spa and Marina provides for the greater of base or percentage rent, both subject to potential increases over the term of the lease. Amounts assume only base rent for all periods presented and do not assume any adjustments for potential increases.

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

Critical Accounting Policies
Our interim consolidated financial statements have been prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our interim consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances. All of our critical accounting policies are disclosed in our Form 10-K for the year ended December 31, 2011.

Recently Adopted Accounting Pronouncements
See Note 2, “Summary of Significant Accounting Policies,” to our interim consolidated financial statements for additional information relating to recently adopted accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We earn interest income primarily from cash and cash equivalent balances. Based on our cash and cash equivalents as of September 30, 2012, if interest rates increase or decrease by 1.00%, our interest income will increase or decrease by approximately $0.3 million annually.
Amounts borrowed under our revolving credit facility currently bear interest at variable rates based on LIBOR plus 1.75%—2.75% (the spread over LIBOR based on our consolidated leverage ratio). If prevailing LIBOR on any outstanding borrowings under our revolving credit facility were to increase or decrease, our interest expense on those outstanding borrowings would also increase or decrease future earnings and cash flows, respectively. As of September 30, 2012, we had no outstanding borrowings under our revolving credit facility.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibits are filed as part of this Form 10-Q:

Exhibit Number	Description of Exhibit
3.1	Articles Supplementary relating to the Series A Cumulative Redeemable Preferred Shares (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on July 13, 2012)

10.1	Amendment No. 1 to the Limited Partnership Agreement of Chesapeake Lodging, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 13, 2012)

10.2	Purchase and Sale Agreement by and among Kencal Ownership LLC, Kencal Operating LLC, and CHSP Mission Bay LLC, dated July 31, 2012

10.2.1	First Amendment to Purchase and Sale Agreement by and among Kencal Ownership LLC, Kencal Operating LLC, and CHSP Mission Bay LLC, dated September 6, 2012

10.3	Purchase and Sale Agreement by and between Starwood Chicago Lakeshore Realty LLC and CHSP Lakeshore LLC, dated August 5, 2012

10.3.1	First Amendment to Purchase and Sale Agreement by and between Starwood Chicago Lakeshore Realty LLC and CHSP Lakeshore LLC, dated August 17, 2012

10.4	Promissory Note, dated July 27, 2012, by CHSP Denver LLC in favor of Western National Life Insurance Company

10.5
Fee and Leasehold Deed of Trust and Security Agreement by CHSP Denver LLC, as grantor, to the Public Trustee of the (City and) County of Denver, Colorado, as trustee, for the use and benefit of Western National Life Insurance Company, as beneficiary, dated July 25, 2012

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

CHESAPEAKE LODGING TRUST

Date: November 8, 2012	By:	/S/ DOUGLAS W. VICARI
Douglas W. Vicari
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/S/ GRAHAM J. WOOTTEN
Graham J. Wootten
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)