Form 10-K
period 2012-12-31
Chesapeake Lodging Trust
filed 2013-02-21
CIK 1473078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________
FORM 10-K
________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to              .
Commission file number 001-34572
_______________________________________________________________________
CHESAPEAKE LODGING TRUST
(Exact name of registrant as specified in its charter)
_______________________________________________________________________

MARYLAND	27-0372343
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1997 Annapolis Exchange Parkway, Suite 410, Annapolis, Maryland 21401
(Address and zip code of principal executive offices)
(410) 972-4140
(Registrant’s telephone number, including area code)
_______________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange On Which Registered
Common Shares of Beneficial Interest, $.01 par value	New York Stock Exchange
Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, $.01 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
_______________________________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2012, the aggregate market value of the registrant’s common shares held by non-affiliates of the registrant was approximately $541,027,000 based on the closing price reported on the New York Stock Exchange. As of February 15, 2013, there were 48,573,521 shares of the registrant’s common shares issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain portions of the Registrant’s proxy statement for its 2013 annual meeting of shareholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

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
Overview
Chesapeake Lodging Trust (the “Trust”) is a self-advised real estate investment trust ("REIT") that was organized in the state of Maryland in June 2009. We are focused on investments primarily in upper-upscale hotels in major business and convention markets and, on a selective basis, and premium select-service hotels in urban settings or unique locations in the United States of America (“U.S.”). We believe industry dynamics since our inception have created and will continue to create attractive opportunities to acquire high-quality hotels, at prices below replacement costs, with attractive yields on investment and upside potential. We completed our initial public offering (“IPO”) in January 2010 and have since acquired or committed to acquire 16 hotels.
Substantially all of our assets are held by, and all of our operations are conducted through, Chesapeake Lodging, L.P., our operating partnership (the “Operating Partnership”). In order for us to qualify as a REIT, neither the Trust nor the Operating Partnership can operate hotels directly. Therefore, the Operating Partnership leases its hotels to CHSP TRS LLC (“CHSP TRS”), which is a wholly owned subsidiary of the Operating Partnership. CHSP TRS then engages hotel management companies to operate the hotels pursuant to management agreements. CHSP TRS is a taxable REIT subsidiary (“TRS”) for federal income tax purposes.
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
From 2003 to 2008, pricing of hotels in the U.S. appreciated well in excess of the hotels’ underlying performance, primarily driven by record levels of debt financing. Beginning in 2008, the U.S. lodging industry experienced a significant downturn due to a decline in consumer and business spending as a result of the weakness in the global economy, particularly the turmoil in the credit markets, erosion of consumer confidence and increasing unemployment. As a result, lodging demand from both leisure and business travelers decreased significantly in 2008 and 2009. This decreased demand for hotel rooms, together with increases in hotel room supply in 2008 and 2009 due to the completion of hotels under development before the global recession began, resulted in declines in occupancy and reductions in room rates as hotels competed more aggressively for guests. These events had a substantial negative impact on revenue per available room (“RevPAR”). According to Smith Travel Research, Inc. ("STR"), a leading source of lodging industry information, RevPAR declined 16.7% in 2009, the largest decline recorded since they began tracking the U.S. lodging industry, and a significantly larger decline than the two most recent lodging industry downturns in 1991 and 2001-2002, which are considered two of the worst periods in modern U.S. lodging industry history.
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
Market Opportunity
The Trust was founded to capitalize on this lodging industry downturn. After the completion of our IPO in January 2010, demand for rooms increased in almost all of the major markets as general economic indicators began to experience improvement. With lodging demand increasing, pricing power began to return in major markets in the second half of 2010. RevPAR increased 5.5% in 2010 as compared to 2009, as reported by STR. In 2011, we saw the progressive trends of improved fundamentals in the U.S. lodging industry continue and strengthen, despite ongoing U.S. and global macroeconomic concerns. As occupancy levels further stabilized, shifts in business mix and rate negotiations resulted in gains in average daily rate (“ADR”), leading to an increase in RevPAR of 8.2% in 2011 as compared to 2010, as reported by STR. These positive operating trends continued in 2012 with an increase in RevPAR of 6.8% as compared to 2011, given an increase in lodging demand of 3.0% and minimal growth in the supply of available rooms of 0.5%, as reported by STR. We expect these trends to continue for several years to come as business and international travel look poised to remain strong, despite the slow overall economic growth and persistently high unemployment rates, and the supply of available rooms expected to rise at below normal growth rates.
Since completing our IPO, we have executed our strategy, taking advantage of industry conditions to acquire our current portfolio of hotels at prices generally below replacement cost, with attractive yields and upside potential. We believe the combined effects of off-peak, albeit improving, levels of hotel operating performance, the limited availability of debt financing from traditional real estate lenders for new hotel construction, and the decline in hotel valuations from 2007 levels (in some cases below current debt balances encumbering the hotels), will continue to create opportunities for well-capitalized and qualified buyers if and to the extent the U.S. economy continues to recover.
Beginning in the third quarter of 2011 and continuing through 2012, the hotel transaction market slowed as compared to the first half of 2011 as a consequence of increased global economic concerns and volatility and uncertainty surrounding U.S. fiscal policy, and their resulting impacts on the equity capital markets. Nevertheless, we remained active in growing our hotel portfolio in 2012, acquiring or committing to acquire four high-quality hotels with aggregate purchase prices of $310.2 million, all located in major markets with high barriers-to-entry. With global economic concerns and volatility slowly dissipating, and the U.S. presidential election process now completed, we are beginning to see, in early 2013, an increase in discussions surrounding hotel transactions. We expect hotel transaction activity to increase in 2013 as compared to 2012 and recently have raised equity capital to position us to continue pursuing compelling opportunities to make acquisitions and prudently grow our hotel portfolio. We will also continue to proactively asset manage our current hotel portfolio and invest in select return-on-investment projects to generate strong internal growth.
Business Strategy
We believe the following investment criteria and strategy promote the growth of the Trust and our ability to deliver strong total returns to our shareholders:
External growth
We focus our investments primarily in upper-upscale hotels in major business and convention markets and, on a selective basis, in premium select-service hotels in urban settings or unique locations in the U.S. We believe these types of hotels currently offer the opportunity for stronger returns than hotels in other segments of the industry due to increasing lodging demand, particularly among business travelers, given the resumption in growth of the U.S. economy since 2010.
We pursue investment opportunities primarily in upper-upscale hotels operating under national franchise brands, with which our executive officers have existing relationships, such as Hyatt®, Hyatt Regency®, Hilton®, Marriott®, Renaissance®, Sheraton® and Westin®. In some instances, we may also invest in premium select-service brands, such as Hyatt Place®, Courtyard by Marriott®, and Hilton Garden Inn®, or independent hotels located in urban settings or unique locations. We focus on acquisitions that we believe will strengthen the overall quality of our portfolio and further diversify the portfolio by market, customer type and brand.
We primarily seek to acquire hotels that meet the following investment criteria:

•	Strong location: hotels located in high barrier-to-entry markets in the top 25 U.S. Metropolitan Statistical Areas, in close proximity to major market demand generators;

•	Market leaders: hotels that are proven leaders in market share, setting the rates in the market and providing superior meeting space, services or amenities; and

•	Good condition: hotels that are well-maintained, as determined based on our review of third party property condition reports and other data obtained during our due diligence process.
Additionally, we pursue opportunities for:

•
Re-branding: we evaluate opportunities to re-brand certain hotels by determining which brands are available in the market, seeking to quantify the potential improvement in revenue generation and profitability and undertaking a cost/benefit analysis of investing capital to bring the hotel into compliance with the standards of the selected brand. We analyze these opportunities by reviewing the revenue data of the local competitive set of hotels that are branded most similarly to the proposed new brand for the hotel, which data we obtain from a third party, STR. Based on this data, we project the expected revenue for the hotel with the new brand and use hotel industry standards for profit margins to calculate potential profits. These additional profits are then compared to the expected capital costs for the brand conversion to calculate a return on investment, which we use to determine whether it is in our shareholders’ interests to undertake the re-branding project.

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

Internal growth
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
Hotel Operating Agreements
The following are general descriptions of our management agreements, franchise agreements and lease agreements:
Management agreements
We have entered into management agreements with third parties to manage our hotels. Our hotel managers generally have sole responsibility and authority for the hotel’s day to day operations and provide all managerial and other hotel employees, oversee operations and maintenance, prepare reports, budgets and projections and provide other administrative and accounting support services.
Our current management agreements generally provide for base management fees ranging from 2% to 4% of gross hotel revenues and incentive compensation if hotel operating income, as defined in the management agreements, exceeds certain performance thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after we have received a priority return on our investment in the hotel. The terms of our management agreements generally range from five to 20 years initially, with certain extension and renewal periods. In addition, we may, in certain circumstances, terminate each of the management agreements before the expiration of the initial term if the particular hotel fails to meet specified performance objectives, generally targeted levels of RevPAR and gross operating profit, for specified periods. In addition, certain management agreements impose conditions with respect to (1) levels of mortgage loan financing and (2) conveyances of the hotel or any direct or indirect interest therein to third parties.
Franchise agreements
Of our 15 current hotels, eight operate pursuant to franchise agreements with hotel brand companies, six operate pursuant to management agreements with hotel brand companies that allow them to operate under their respective brands, and one operates as an independent hotel. Under these eight franchise agreements, we generally pay a royalty fee ranging from 3% to 6% of room revenues and up to 3% of food and beverage revenues, plus additional fees for marketing, central reservation systems, and other franchisor costs that amount to between 1% and 5% of room revenues. The franchise agreements specify certain management, operational, recordkeeping, accounting, reporting and marketing standards and procedures with which we must comply. The agreements also obligate us to comply with the franchisor’s standards and requirements with respect to training of operational personnel, safety, maintaining specified insurance, the types of services and products ancillary to guest room services that may be provided by us, display of signs, and the type, quality and age of furniture, fixtures and equipment included in guest rooms, lobbies and other common areas. In addition, certain franchise agreements impose conditions with respect to (1) levels of mortgage loan financing and (2) conveyances of the hotel or any direct or indirect interest therein to third parties.
TRS lease agreements
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
Americans with Disabilities Act
Our hotels must comply with Title III of the Americans with Disabilities Act of 1990 (“ADA”) to the extent that such hotels are “public accommodations” as defined by the ADA. Under the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our hotels where such removal is readily achievable. Although we believe that the hotels in our portfolio substantially comply with present requirements of the ADA, we have not conducted a comprehensive audit or investigation of all of our hotels to determine our compliance, and one or more hotels may not be fully compliant with the ADA. Noncompliance with the ADA could result in the incurrence of additional costs to attain compliance. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our hotels and make alterations as appropriate in this respect.
Environmental matters
Our hotels are subject to various federal, state and local environmental laws that impose liability for contamination. Under these laws, governmental entities have the authority to require us, as the current owner of the property, to perform or pay for the cleanup of contamination (including hazardous substances, waste or petroleum products) at, on, under or emanating from the property and to pay for natural resource damages arising from such contamination. Such laws often impose liability without regard to whether the owner or operator or other responsible party knew of, or caused such contamination, and the liability may be joint and several. Because these laws also impose liability on persons who owned the property at the time it became contaminated, it is possible we could incur cleanup costs or other environmental liabilities even after we sell properties. Contamination at, on, under or emanating from our properties also may expose us to liability to private parties for costs of remediation and/or personal injury or property damage. In addition, environmental laws may create liens on contaminated sites in favor of the government for damages and costs it incurs to address such contamination. If contamination is discovered on our properties, environmental laws also may impose restrictions on the manner in which the property may be used or businesses may be operated, and these restrictions may require substantial expenditures. Moreover, environmental contamination can affect the value of a property and, therefore, an owner’s ability to borrow funds using the property as collateral or to sell the property on favorable terms or at all.
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
Employees
As of February 15, 2013, we had 10 employees. All persons employed in the day to day operations of our hotels are employees of the management companies engaged by our TRS lessees to operate such hotels.
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
Our business faces many risks. The risks described below may not be the only risks we face. Additional risks that we do not yet know of or that we currently believe are immaterial may also impair our business operations. If any of the events or circumstances described in the following risk factors actually occur, our business, financial condition or results of operations could suffer, our ability to make cash distributions to our shareholders could be impaired and the trading prices of our common and preferred shares could decline. You should know that many of the risks described may apply to more than just the subsection in which we grouped them for the purpose of this presentation.
Risks related to our business and hotels
We may not be able to successfully operate or grow our business or generate sufficient operating cash flows to sustain or increase distributions to our shareholders.
Our ability to grow our business and sustain or increase distributions to our shareholders depends on many factors, including the financial performance of our hotels, the availability of additional attractive acquisition opportunities that satisfy our investment strategies and our success in identifying and consummating them on favorable terms. We face competition in acquiring attractive hotels. We cannot assure you that we will be able to acquire hotels with attractive returns or will not seek hotels with greater risk to obtain the same level of returns or that the value of our hotels in the future will not decline substantially. Furthermore, there can be no assurance that our current hotels will continue to generate sufficient operating cash flows to pay our operating expenses and enable us to sustain or increase the amount or rate of distributions we make to our shareholders.
Failure of the lodging industry to exhibit sustained improvement or to improve as expected may adversely affect our ability to execute our business plan.
A substantial part of our business plan is based on our belief that the lodging markets in which we invest will experience improving economic fundamentals in the future. In particular, our business strategy is dependent on our expectation that key industry performance indicators, especially RevPAR, will continue to improve in 2013 and for several years thereafter. There can be no assurance as to whether or to what extent, lodging industry fundamentals will continue to improve. In the event conditions in the industry do not sustain improvement or improve as we expect, or deteriorate, our ability to execute our business plan may be adversely affected.
Because our officers have broad discretion to invest our available cash and the proceeds of financing transactions, they may make investments where the returns are substantially below expectations or which result in net operating losses.
Our officers have broad discretion, within the general investment policies established by our board of trustees, to invest our available cash and proceeds of financing transactions and to determine the timing of such investments. In addition, our investment policies may be amended or revised from time to time at the discretion of our board of trustees, without a vote of our shareholders. Such discretion could result in investments that may not yield returns consistent with investors’ expectations or with which you may not agree. These factors may increase the uncertainty, and thus the risk, of investing in our shares. Our failure to invest our available funds effectively or find suitable hotels to acquire in a timely manner or on acceptable terms could result in returns that are substantially below expectations or result in losses, which could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our shareholders.
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
We depend on the efforts and expertise of our president and chief executive officer and our executive vice president, chief financial officer, and treasurer to manage our day to day operations and strategic business direction. The loss of their services, and our inability to find suitable replacements, could have an adverse effect on our operations.
Our returns could be negatively impacted if our third-party hotel managers do not manage our hotels in our best interests.
Since U.S. federal income tax laws restrict REITs and their subsidiaries from operating or managing a hotel, we do not operate or manage our hotels. Instead, we lease all of our hotels to our TRS and our TRS retains third-party managers to operate our hotels pursuant to management agreements. Our cash flow from the hotels may be adversely affected if our managers fail to provide quality services and amenities or if they, our hotel brand companies, or their respective affiliates fail to maintain a quality brand name. In addition, our hotel managers or their affiliates may manage, and in some cases may own, may have invested in or may have provided credit support or operating guarantees to hotels that compete with our hotels, any of which could result in conflicts of interest. As a result, our hotel managers may make decisions regarding competing lodging facilities that are not in our best interests.
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
Funds spent to maintain licensed brand standards or the loss of a brand license may reduce cash available for shareholder distributions.
Most of our hotels operate under licensed brands, either through management or franchise agreements with hotel brand companies that permit us to do so, and we anticipate that some of the hotels we acquire in the future also will operate under licensed brands. We are therefore subject to the risks inherent in concentrating our hotels in several licensed brands. These risks include reductions in business following negative publicity related to one of our licensed brands or arising from or after a dispute with a hotel brand company.
The maintenance of the brand licenses for our hotels is subject to the hotel brand companies’ operating standards and other terms and conditions. Hotel brand companies periodically inspect our hotels to ensure that we and our lessees and hotel managers follow their standards. Failure by us, our TRS or one of our hotel managers to maintain these standards or other terms and conditions could result in a brand license being terminated. If a brand license terminates due to our failure to make required improvements or to otherwise comply with its terms, we may also be liable to the hotel brand company for a termination payment, which will vary by hotel brand company and by hotel. As a condition of our continued holding of a brand license, a hotel brand company could also possibly require us to make capital expenditures, even if we do not believe the capital improvements are necessary or desirable or will result in an acceptable return on our investment. Nonetheless, we may risk losing a brand license if we do not make hotel brand company-required capital expenditures.
If a hotel brand company terminates the brand license, we may try either to obtain a suitable replacement brand or to operate the hotel without a brand license. The loss of a brand license could materially and adversely affect the operations or the underlying value of the hotel because of the loss of associated name recognition, marketing support and centralized reservation systems provided by the hotel brand company. A loss of a brand license for one or more hotels could materially and adversely affect our revenues. This loss of revenues could, therefore, also adversely affect our financial condition, results of operations and cash available for distributions to our shareholders.
Our ability to maintain quarterly distributions to our shareholders is subject to fluctuations in our financial performance, operating results and capital improvement requirements.
As a REIT, we are required to distribute at least 90% of our REIT taxable income (determined before the deduction for dividends paid and excluding net capital gains) each year to our shareholders. Future downturns in our operating results and financial performance or unanticipated capital improvements to our hotels, including capital improvements which may be required by the hotel brand companies, may impact our ability to declare or pay distributions to our shareholders. The timing and amount of distributions are in the sole discretion of our board of trustees which considers, among other factors, our financial performance, debt service obligations and debt covenants, capital expenditure requirements, and the number of our shares outstanding. We intend to pay regular quarterly dividends but cannot assure you that we will continue to generate sufficient cash in order to fund distributions in the same aggregate amounts as we have paid in the past or at all.
Among the factors which could adversely affect our results of operations and our distributions to shareholders is the failure of our TRS to make required rent payments because of reduced net operating profits or operating losses, or increased debt service requirements and capital expenditures at our hotels, including capital expenditures required by the hotel brand companies. Among the factors which could reduce the net operating profits of our TRS are decreases in hotel revenues and increases in hotel operating expenses. Hotel revenue can decrease for a number of reasons, including increased competition from a new supply of hotel rooms and decreased demand for hotel rooms. These factors can reduce both occupancy and room rates at our hotels.
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
The terms of our revolving credit facility and other debt instruments require us to comply with customary financial and other covenants, including covenants that:

•	require us to maintain minimum debt service coverage ratios;

•	require us to maintain minimum levels of tangible net worth;

•	limit our ability to make certain investments;

•	prevent us from incurring total debt in excess of a percentage of our total asset value;

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

•	the terms of any refinancing may not be as favorable as the terms of the debt being refinanced; and

•	the terms of our debt may limit our ability to make distributions to our shareholders and therefore adversely affect the market price of our shares.
If we do not have sufficient funds to repay our debt at maturity, it may be necessary to refinance this debt through additional debt financing, or private or public offerings of debt or equity securities. If we are unable to refinance our debt on acceptable terms, we may be forced to dispose of hotels on disadvantageous terms, potentially resulting in losses adversely affecting cash flow from operating activities. We have placed, and may continue to place, mortgages on our hotels to secure our debt. To the extent we cannot meet our debt service obligations, we risk losing some or all of those hotels to foreclosure.
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
We have obtained, and may continue to seek in the future, various forms of interest rate protection—such as swap agreements, interest rate cap contracts or similar agreements—to hedge against the possible negative effects of interest rate fluctuations. However, we cannot assure you that any hedging will adequately relieve the adverse effects of interest rate increases or that counterparties under these agreements will honor their obligations thereunder. In addition, we may be subject to risks of default by hedging counterparties. Adverse economic conditions could also cause the terms on which we borrow to be unfavorable. We could be required to liquidate one or more of our hotel investments at times which may not permit us to receive an attractive return on our investments in order to meet our debt service obligations.

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
We rely on technology in our operations and failures, inadequacies or interruptions to our service could harm our business.
The execution of our business strategy is heavily dependent on the use of technologies and systems, including the Internet, to access, store, transmit, deliver and manage information and processes. Although we believe we have taken commercially reasonable steps to protect the security of our systems, there can be no assurance that such security measures will prevent failures, inadequacies or interruptions in system services, or that system security will not be breached. Disruptions in service, system shutdowns and security breaches could have a material adverse effect on our business.
Risks related to the hotel industry
Economic conditions may adversely affect the lodging industry.
The performance of the lodging industry has historically been closely linked to the performance of the general economy and, specifically, growth in U.S. GDP. It is also sensitive to business and personal discretionary spending levels. Declines in corporate budgets and consumer demand due to adverse general economic conditions, risks affecting or reducing travel patterns, lower consumer confidence or adverse political conditions can lower the revenues and profitability of our current and future hotels and therefore the net operating profits of our TRS. The recent global economic downturn led to a significant decline in demand for products and services provided by the lodging industry, lower occupancy levels and significantly reduced room rates.
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
The lodging industry is highly cyclical in nature. Fluctuations in lodging demand and, therefore, operating performance, are caused largely by general economic and local market conditions, which subsequently affect levels of business and leisure travel. In addition to general economic conditions, new hotel room supply is an important factor that can affect the lodging industry’s performance and overbuilding has the potential to further exacerbate the negative impact of an economic recession. Room rates and occupancy, and thus RevPAR, tend to increase when demand growth exceeds supply growth. Although we believe that supply growth peaked in late 2008 to early 2009, and that lodging demand has begun to rebound and will continue to grow for the next several years, no assurances can be made. An unsustainable rebound in lodging demand or an increased growth in lodging supply, could result in returns that are substantially below expectations or result in losses, which could have a material adverse effect on our business, financial condition, results of operations and the amount of cash available for distributions to our shareholders.
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
Our hotels will require periodic renovations and other capital improvements, including replacements, from time to time, of furniture, fixtures and equipment. The hotel brand companies, from whom we license brands for certain of our hotels, also require periodic capital improvements as a condition of keeping the brand licenses. In addition, our hotel managers and lenders require that we set aside annual amounts for capital improvements to our hotels. These capital improvements may give rise to the following risks:

•	construction cost overruns and delays;

•	a possible shortage of available cash to fund capital improvements and the related possibility that financing for these capital improvements may not be available to us on affordable terms;

•	uncertainties as to market demand or a loss of market demand after capital improvements have begun; and

•	possible environmental problems.
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
We may in the future acquire hotels while they are under development if suitable opportunities arise, taking into consideration general economic conditions. Hotels involve a number of development risks, including risks associated with:

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
In addition, we have made in the past and may in the future make loans to permit the developers to complete the project we have contracted to purchase. These loans might be subordinated to the developer’s primary construction financing, and therefore may expose us to risks of loss of some or all of the principal we have extended if the developer, despite our financing, is unable to complete the project timely or on budget. Any losses we incur on a loan we have extended or may extend in the future could have a material adverse effect on our results of operations and financial condition.
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
Some of our hotel rooms are booked through Internet travel intermediaries, including, but not limited to, Travelocity.com, Expedia.com and Priceline.com. As these Internet bookings increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from us and our hotel managers. Moreover, some of these Internet travel intermediaries are attempting to offer hotel rooms as a commodity, by increasing the importance of price and general indicators of quality (such as “three-star downtown hotel”) at the expense of brand identification. These agencies hope that consumers will eventually develop brand loyalties to their reservations system rather than to the brands under which our hotels are franchised. Although most of the business for our hotels is expected to be derived from traditional channels, if the amount of sales made through Internet intermediaries increases significantly, room revenues may flatten or decrease and our profitability could be adversely affected.
Future terrorist attacks or changes in terror alert levels could adversely affect our growth strategies, our ability to obtain financing, our ability to insure our hotels and our overall financial condition.
Previous terrorist attacks in the U.S. and subsequent terrorist alerts have adversely affected the travel and hospitality industries. The impact that terrorist attacks in the U.S. or elsewhere could have on domestic and international markets and our business in particular is indeterminable. It is possible that such attacks or the threat of such attacks could have a material adverse effect on our business, our ability to finance our business, our ability to insure our hotels and/or our results of operations and financial condition as a whole.
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
Environmental matters
Our hotels are subject to various federal, state and local environmental laws. Under these laws, courts and government agencies have the authority to require us, as the owner of a contaminated property, to clean up the property, even if we did not know of or were not responsible for the contamination. These laws also apply to persons who owned a property at the time it became contaminated. In addition to the costs of cleanup, environmental contamination can affect the value of a property and, therefore, an owner’s ability to borrow funds using the property as collateral or to sell the property. Under the environmental laws, courts and government agencies also have the authority to require that a person who sent waste to a waste disposal facility, such as a landfill or an incinerator, pay for the cleanup of that facility if it becomes contaminated and threatens human health or the environment. A person that arranges for the disposal, transport for disposal, or treatment of a hazardous substance at a property owned by another may be liable for the costs of removal or remediation of hazardous substances released into the environment at that property.
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
Failure to qualify, or failure to remain qualified, as a REIT would subject us to U.S. federal income tax and potentially to additional state and local taxes.
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
To qualify as a REIT, we are required to satisfy several asset and income tests. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, there can be no assurance that the IRS will not contend that our hotel leases, interests in subsidiaries or interests in securities of other issuers will not cause a violation of the REIT requirements.
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
The American Taxpayer Relief Act of 2012 (the “ATRA”) was enacted on January 3, 2013. Under the ATRA, for taxable years beginning in 2013, for non-corporate taxpayers, the maximum rate applicable to “qualified dividend income” paid by regular “C” corporations to U.S. shareholders generally is 20%, and there is no certainty as to how long this rate will be applicable. Dividends payable by REITs, however, generally are not eligible for the current reduced rate. Although the ATRA does not adversely affect the taxation of REITs or dividends payable by REITs, it could cause non-corporate taxpayers to perceive investments in REITs to be relatively less attractive than investments in the stocks of regular “C” corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our shares.
If our leases are not respected as true leases for U.S. federal income tax purposes, we would fail to qualify as a REIT.
One of the requirements for us to qualify as a REIT is that we are required to satisfy two gross income tests, pursuant to which specified percentages of our gross income must be passive income, such as rent. For the rent paid pursuant to the hotel leases with our TRS, which constitutes substantially all of our gross income, to qualify for purposes of the gross income tests, the leases must be respected as true leases for U.S. federal income tax purposes and must not be treated as service contracts, joint ventures or some other type of arrangement. We structure our leases so that the leases will be respected as true leases for U.S. federal income tax purposes, but there can be no assurance that the IRS will agree with this characterization. If the leases are not respected as true leases for U.S. federal income tax purposes, we will not be able to satisfy either of the two gross income tests applicable to REITs and likely would lose our REIT qualification for U.S. federal income tax purposes.
If our TRS fails to qualify as a “taxable REIT subsidiary” under the Internal Revenue Code, we would fail to qualify as a REIT.
Rent paid by a lessee that is a “related party tenant” of ours is not qualifying income for purposes of the two gross income tests applicable to REITs. We lease all of our hotels to our TRS. So long as any TRS lessee qualifies as a TRS, it will not be treated as a “related party tenant” with respect to our hotels that are managed by a qualifying independent hotel management company. We believe that our TRS qualifies to be treated as a TRS for U.S. federal income tax purposes, but there can be no assurance that the IRS will not challenge the status of our TRS for U.S. federal income tax purposes or that a court would not sustain such a challenge. If the IRS were successful in disqualifying our TRS from treatment as a TRS, it is possible that we would fail to meet the asset tests applicable to REITs and substantially all of our income would fail to qualify for the gross income tests. If we failed to meet either the asset or gross income tests, we would likely lose our REIT qualification for U.S. federal income tax purposes.
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
If our hotel managers do not qualify as “eligible independent contractors,” we will likely fail to qualify as a REIT for U.S. federal income tax purposes. Each of the hotel management companies that enters into a management contract with our TRS must qualify as an “eligible independent contractor” under the REIT rules in order for the rent paid to us by our TRS to be qualifying income for our REIT income test requirements. Among other requirements, in order to qualify as an eligible independent contractor, a hotel manager must not own more than 35% of our outstanding shares (by value) and no person or group of persons can own more than 35% of our outstanding shares and the ownership interests of the hotel manager, taking into account only owners of more than 5% of our shares and, with respect to ownership interests in such hotel managers that are publicly traded, only holders of more than 5% of such ownership interests. Complex ownership attribution rules apply for purposes of these 35% thresholds. Although we monitor ownership of our shares by our hotel managers and their owners, and certain provisions of our declaration of trust are designed to prevent ownership of our shares in violation of these rules, there can be no assurance that these ownership levels will not be exceeded.
Provisions of our declaration of trust may limit the ability of a third party to acquire control of the Trust, even if our shareholders believe the change of control is in their best interest.
Common share and preferred share ownership limits
Our declaration of trust provides that, unless an exemption were to be granted by our board of trustees, no person may directly or indirectly own more than 9.8% in value or in number of shares, whichever is more restrictive, of the aggregate outstanding common shares or more than 9.8% in value or in number of shares, whichever is more restrictive, of the aggregate preferred shares of each class or series outstanding. These ownership limitations, as well as certain other limits intended to protect our REIT qualification, may prevent an acquisition of control of the Trust by a third party without our board of trustees’ approval, even if our shareholders believe the change of control is in their interest.
Authority to issue shares of beneficial interest
Our declaration of trust authorizes our board of trustees to issue up to 400,000,000 common shares and up to 100,000,000 preferred shares without approval of our shareholders. The board's authority to issue additional shares without shareholder approval could be used as an anti-takeover defense. For example, the board could create a new series of preferred shares with special voting, conversion, or control rights that could make a takeover more difficult. Accordingly, issuances of additional shares may have the effect of delaying or preventing a change in control of the Trust, including transactions at a premium over the market price of our shares, even if shareholders believe that a change of control is in their interest.
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

and (2) two-thirds of the votes entitled to be cast by holders of the our outstanding voting shares of other than shares held by the interested shareholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested shareholder. These super-majority vote requirements do not apply if our common shareholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested shareholder for its shares. These provisions of Maryland law do not apply, however, to business combinations that are approved or exempted by a board of trustees prior to the time that the interested shareholder becomes an interested shareholder. Pursuant to the statute, our board of trustees has by resolution exempted business combinations between us and any other person, provided that such business combination is first approved by our board of trustees (including a majority of our trustees who are not affiliates or associates of such person). Further, under our declaration of trust, a trustee may be removed at any time, but only with cause, at a meeting of the shareholders by the affirmative vote of the holders of not less than two-thirds of the shares then outstanding and entitled to vote generally in the election of trustees.
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
Our ownership limitations may restrict or prevent you from engaging in certain transfers of our common and preferred shares.
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

Our TRS will pay U.S. federal income tax and applicable state and local income tax on its taxable income, and its after-tax net income will be available for distribution to us but is not required to be distributed by such TRS to us. We believe that the aggregate value of the stock and securities of our TRS has been and will be less than 25% of the value of our total assets (including our TRS stock and securities). Furthermore, we monitor the value of our investments in our TRS for the purpose of ensuring compliance with TRS ownership limitations. There can be no assurance, however, that we will be able to comply with the 25% limitation discussed above.
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
Our board of trustees determines our major corporate policies, including our acquisition, financing, growth, operations and distribution policies. Our board may amend or revise these and other policies from time to time without the vote or consent of our shareholders.

If we fail to maintain an effective system of internal controls, we may not be able to accurately determine our financial results or prevent fraud. As a result, our shareholders could lose confidence in our financial results, which could harm our business and the market value of our shares.
Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We may in the future discover areas of our internal controls that need improvement. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting and have our independent auditors annually issue their own opinion on our internal control over financial reporting. Though we invest substantial resources in maintaining adequate control over our financial reporting and financial processes, we cannot be certain that we will be successful. Furthermore, as we grow our business, our internal controls will become more complex, and we will require significantly more resources to ensure our internal controls remain effective. If we or our independent auditors discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market value of our shares. Additionally, the existence of any material weakness or significant deficiency would require management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner.
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
Subject to maintaining our REIT qualification, we intend to continue to make regular quarterly distributions to our shareholders, but no assurances can be made that we will continue to generate sufficient income to distribute aggregate amounts in the future similar to those distributed in the past. Our board of trustees has the sole discretion to determine the timing, form and amount of any distributions to our shareholders. Our board of trustees will make determinations regarding distributions based upon, among other factors, our historical and projected results of operations, financial condition, cash flows and liquidity, maintenance of our REIT qualification and other tax considerations, capital expenditure and other expense obligations, debt covenants, contractual prohibitions or other limitations and applicable law and such other matters as our board of trustees may deem relevant from time to time. The per share amount of future distributions also will be affected by the number of common and preferred shares that are outstanding from time to time.
Among the factors that could impair our ability to make distributions to our shareholders are:

•	our inability to invest our available cash;

•	our inability to realize attractive risk-adjusted returns on our investments;

•	unanticipated expenses that reduce our cash flow;

•	defaults in our investment portfolio or decreases in the value of the underlying assets; and

•	the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates.
As a result, no assurance can be given that the level of any distributions we make to our shareholders in the future will achieve a market yield or increase or even be maintained over time, any of which could materially and adversely affect the market price of our shares.
In addition, distributions that we make to our shareholders will generally be taxable to our shareholders as ordinary income. However, a portion of our distributions may be designated by us as long-term capital gains to the extent that they are attributable to capital gain income recognized by us or may constitute a return of capital to the extent that they exceed our E&P as determined for tax purposes. A return of capital is not taxable, but has the effect of reducing the basis of a shareholder’s investment in our shares.
Our shares are thinly traded, which may limit your ability to liquidate your investment.
Our common shares have traded on the NYSE since our IPO was completed in January 2010, and our series A preferred shares have traded on the NYSE since the completion of our offering of such shares in July 2012. Since such times, such shares have traded in relatively small average daily volumes. If our shares continue to be thinly traded, it may enhance volatility in the share price and make it difficult for investors to buy or sell shares in the public market without materially affecting the sales price. Further, investors seeking to buy or sell a large quantity of our shares in the public market may be unable to do so within one or more trading days. We cannot assure you that a more robust trading market will develop or be sustained. If limited trading in our shares continues, it may be difficult for you to sell your shares in the public market at any given time at prevailing prices.

The market price of our shares may vary substantially, which may cause the value of your investment to fluctuate.
The trading prices of equity securities issued by REITs have historically been affected by changes in market interest rates. One of the factors that may influence the price of our shares in public trading markets is the annual yield from distributions on our common or preferred shares as compared to yields on other financial instruments. An increase in market interest rates, or a decrease in our distributions to shareholders, may lead prospective purchasers of our shares to demand a higher annual yield, which could reduce the market price of our shares.
Other factors that could affect the market price of our shares include the following:

•	actual or anticipated variations in our quarterly results of operations;

•	changes in market valuations of companies in the hotel or real estate industries;

•	changes in expectations of future financial performance or changes in estimates of securities analysts;

•	fluctuations in stock market prices and volumes;

•	issuances of common or preferred shares or other securities in the future;

•	the addition or departure of key personnel;

•	announcements by us or our competitors of acquisitions, investments or strategic alliances; and

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

Holders of our outstanding series A preferred shares have dividend, liquidation and other rights that are senior to the rights of the holders of our common shares.

As of December 31, 2012, 5,000,000 of our series A preferred shares were issued and outstanding. Holders of our outstanding series A preferred shares are entitled to cumulative dividends before any dividends may be declared or set aside on our common shares. Upon our voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of our common shares, holders of our series A preferred shares are entitled to receive a liquidation preference of $25.00 per share plus any accrued and unpaid distributions. This will reduce the remaining amount of our assets, if any, available to distribute to holders of our common shares. In addition, holders of our series A preferred shares have the right to elect two additional trustees to our board of trustees whenever dividends are in arrears in an aggregate amount equivalent to six or more quarterly dividends, whether or not consecutive.

The change of control conversion and redemption features of our series A preferred shares may make it more difficult for a party to take over the Trust or discourage a party from taking over the Trust.

Upon the occurrence of a change of control, the result of which our common shares and the common securities of the acquiring or surviving entity (or American Depositary Receipts representing such securities) are not listed on the NYSE, the NYSE Amex Equities or the NASDAQ Stock Market or listed or quoted on a successor exchange or quotation system, holders of our series A preferred shares will have the right (unless we have provided or provide notice of our election to redeem the series A preferred shares) to convert some or all of their series A preferred shares into our common shares (or equivalent value of alternative consideration), and under these circumstances we will also have a special optional redemption right to redeem the series A preferred shares. Upon such a conversion, the holders of series A preferred shares will be limited to a maximum number of our common shares equal to 2.9189 multiplied by the number of series A preferred shares converted. Those features of the series A preferred shares may have the effect of inhibiting a third party from making an acquisition proposal for the Trust or of delaying, deferring or preventing a change of control of the Trust under circumstances that otherwise could provide our shareholders with the opportunity to realize a premium over the then-current market price or that our shareholders may otherwise believe is in their best interests.
Future issuances of debt or equity securities ranking senior to our shares may adversely affect the market price of our shares.
In addition to our outstanding series A preferred shares, in the future we may decide to issue additional equity securities ranking senior to our common shares. In addition, we may decide to issue debt securities in the future ranking senior to both our common and preferred shares, and it is possible that these securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common shares and may result in dilution to owners of our common shares. We and, indirectly, our shareholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future issuances. Thus holders of our shares will bear the risk of future issuances reducing the market price of our shares, lowering the per share amount of distributions we may pay and diluting the value of their investment in us.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
As of February 15, 2013, we owned the following 15 hotels:

Hotel	Number of Rooms	Location
Hyatt Regency Boston	502	Boston, MA
Hilton Checkers Los Angeles	188	Los Angeles, CA
Courtyard Anaheim at Disneyland Resort	153	Anaheim, CA
Boston Marriott Newton	430	Newton, MA
Le Meridien San Francisco	360	San Francisco, CA
Homewood Suites Seattle Convention Center	195	Seattle, WA
W Chicago – City Center	403	Chicago, IL
Hotel Indigo San Diego Gaslamp Quarter	210	San Diego, CA
Courtyard Washington Capitol Hill/Navy Yard	204	Washington, DC
Hotel Adagio San Francisco	171	San Francisco, CA
Denver Marriott City Center	613	Denver, CO
Holiday Inn New York City Midtown – 31st Street	122	New York, NY
W Chicago – Lakeshore	520	Chicago, IL
Hyatt Regency Mission Bay Spa and Marina	429	San Diego, CA
The Hotel Minneapolis, Autograph Collection	222	Minneapolis, MN
Total number of rooms	4,722

Item 3.	Legal Proceedings
We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common shares trade on the NYSE under the symbol “CHSP”. The closing price of our common shares on the NYSE on December 31, 2012 was $20.88 per share. The following table sets forth, for the periods indicated, the high and low sales prices as reported on the NYSE and dividends declared per common share:

	Price Range		Dividends Declared
	High	Low
2012
First quarter	$18.49	$15.63	$0.22
Second quarter	$18.65	$16.56	$0.22
Third quarter	$21.11	$15.69	$0.22
Fourth quarter	$20.91	$17.51	$0.22
2011
First quarter	$19.48	$16.32	$0.20
Second quarter	$18.16	$16.32	$0.20
Third quarter	$17.80	$11.09	$0.20
Fourth quarter	$16.33	$10.69	$0.20

Shareholder Information
As of February 15, 2013, there were 14 registered holders of record of our common shares. This figure does not include beneficial owners who hold shares in nominee form.
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

The following characterizes distributions paid per share for the years ended December 31, 2012 and 2011:

	2012		2011
	$	%	$	%
Common shares:
Ordinary income	$0.799612	92.98%	$0.572520	95.42%
Return of capital	0.060388	7.02%	0.027480	4.58%
Capital gain distribution	—	—	—	—
	$0.860000	100.00%	$0.600000	100.00%

Preferred shares:
Ordinary income	$0.957975	100.00%	$—	—
Return of capital	—	—	—	—
Capital gain distribution	—	—	—	—
	$0.957975	100.00%	$—	—

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
The amount of cash available for distributions to our shareholders depends upon our receipt of distributions from our operating partnership, which may depend upon receipt of lease payments from our TRS, and, in turn, upon the management of our hotels by the various managers our TRS has engaged to operate our hotels. In addition to the factors outlined above, the per share amounts of future distributions will depend on the number of our common and preferred shares outstanding from time to time.
The terms of our revolving credit facility also limit our ability to make distributions to our shareholders. Under the terms of the revolving credit facility, provided no event of default thereunder has occurred, we may make distributions to our common shareholders so long as the payments, together with any previous such cash payments in the same fiscal year, are not in excess of the greater of (1) 90% of our funds from operations during such fiscal year and (2) the amount required (on an annualized basis) for us to maintain our status as a REIT.
Issuer Purchases of Equity Securities
The following table provides information about our purchase of our common shares during the three months ended December 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2012—October 31, 2012	—	$—	n/a	n/a
November 1, 2012—November 30, 2012	—	$—	n/a	n/a
December 1, 2012—December 31, 2012	8,242	$20.88	n/a	n/a
	8,242	$20.88	n/a	n/a

We do not currently have a repurchase plan or program in place. However, we do provide employees, who have been issued restricted common shares, the option of selling shares to us to satisfy the minimum statutory tax withholding requirements on the date their shares vest. The common shares repurchased during the three months ended December 31, 2012 related to such repurchases.

Item 6.	Selected Financial Data
We were organized in the state of Maryland in June 2009 and completed our IPO on January 27, 2010. We have since acquired 15 hotels with aggregate purchase prices of $1.2 billion. Our results of operations for the year ended December 31, 2012 include the operating activity of 11 hotels for the full year and four hotels for part of the year. Our results of operations for the year ended December 31, 2011 include the operating activity of five hotels for the full year and six hotels for part of the year (operating results for the Holiday Inn New York City Midtown – 31st Street are not included as the hotel opened for business on January 19, 2012). Our results of operations for the year ended December 31, 2010 include the operating activity of five hotels for part of the year. The following table includes selected historical financial information and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto, both included elsewhere in this Form 10-K (in thousands, except share and per share data).

	Year Ended December 31,
	2012	2011	2010
Statement of Operations Data:
Revenues	$278,276	$172,191	$54,194
Hotel operating expenses, excluding depreciation and amortization	185,842	116,127	37,341
Corporate general and administrative:
Share-based compensation	3,165	3,094	1,689
Hotel acquisition costs	2,994	5,081	3,597
Other	8,132	6,902	5,396
Net income (loss)	27,177	9,036	(674)
Net income (loss) available per common share – basic and diluted	0.66	0.30	(0.07)
Weighted-average common shares outstanding – basic and diluted	34,048,752	29,413,841	11,236,120

Other Financial Data:
Net cash provided by (used in):
Operating activities	67,737	36,708	12,199
Investing activities	(270,459)	(491,991)	(411,199)
Financing activities	214,956	465,692	409,528

	As of December 31,
	2012	2011	2010	2009
Balance Sheet Data:
Cash and cash equivalents	$33,194	$20,960	$10,551	$23
Investments in hotels, net	1,147,104	919,206	400,634	—
Total assets	1,232,828	971,138	425,308	435
Long-term debt	405,208	407,736	105,000	—
Total shareholders’ equity	766,808	520,129	305,256	1

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Trust was organized as a self-advised REIT in the state of Maryland in June 2009, with a focus on investments primarily in upper-upscale hotels in major business and convention markets and, on a selective basis, premium select-service hotels in urban settings or unique locations in the U.S. We believe industry dynamics since our inception have created and will continue to create attractive opportunities to acquire high-quality hotels, at prices below replacement costs, with attractive yields on investment and upside potential. We completed our IPO in January 2010 and have since acquired or committed to acquire the following 16 hotels:

Hotel	Location	Rooms	Acquisition Date
Hyatt Regency Boston	Boston, MA	502	March 18, 2010
Hilton Checkers Los Angeles	Los Angeles, CA	188	June 1, 2010
Courtyard Anaheim at Disneyland Resort	Anaheim, CA	153	July 30, 2010
Boston Marriott Newton	Newton, MA	430	July 30, 2010
Le Meridien San Francisco	San Francisco, CA	360	December 15, 2010
Homewood Suites Seattle Convention Center	Seattle, WA	195	May 2, 2011
W Chicago – City Center	Chicago, IL	403	May 10, 2011
Hotel Indigo San Diego Gaslamp Quarter	San Diego, CA	210	June 17, 2011
Courtyard Washington Capitol Hill/Navy Yard	Washington, DC	204	June 30, 2011
Hotel Adagio San Francisco	San Francisco, CA	171	July 8, 2011
Denver Marriott City Center	Denver, CO	613	October 3, 2011
Holiday Inn New York City Midtown – 31st Street	New York, NY	122	December 22, 2011
W Chicago – Lakeshore	Chicago, IL	520	August 21, 2012
Hyatt Regency Mission Bay Spa and Marina	San Diego, CA	429	September 7, 2012
The Hotel Minneapolis, Autograph Collection	Minneapolis, MN	222	October 30, 2012
Hyatt Place New York Midtown South	New York, NY	185	Under contract
		4,907

Hotel Operating Metrics
We believe that the results of operations of our hotels are best explained by three key performance indicators: occupancy, ADR and RevPAR, which is room revenue divided by total number of available rooms. RevPAR does not include food and beverage revenues or other ancillary revenues, such as parking, telephone or other guest services provided by the hotel.
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

Executive Summary
Our hotel portfolio continued its strong performance during 2012 as the U.S. lodging industry experienced improving fundamentals for the third consecutive year since the economic recession of 2008-2009. We remained active in growing our hotel portfolio in 2012 by acquiring or committing to acquire four high-quality hotels located in major markets with high barriers-to-entry for an aggregate purchase price of $310.2 million. We funded these acquisitions by raising approximately $253.2 million of net proceeds from preferred and common share offerings during the year. In addition, we were able to take advantage of the attractive interest rate environment and extend debt maturities by closing on $130.0 million of new secured financings and amending our revolving credit facility.
Our hotel portfolio significantly outperformed the overall U.S. lodging industry in RevPAR in 2012. We believe our outperformance was a result of our intense asset management and because our hotels are located in major markets, and specifically, in several of the strongest performing markets in the U.S., including Boston, San Francisco, Los Angeles, and San

Diego. Occupancy at our hotels is primarily driven by business transient customers, from which segment we continue to see strong demand for rooms. Because occupancy at our hotels were at high levels (78.4% during the year), our hotel operators were able to exercise pricing power and aggressively increase ADR, and as a result, also significantly increase hotel profitability.
During the year, we completed the renovation and repositioning of the Hotel Adagio San Francisco, the addition of 35 rooms to the top two vacant floors of the W Chicago – City Center, and certain capital projects at the Hyatt Regency Boston and the Hotel Indigo San Diego Gaslamp Quarter. We are in the process of completing, or planning to complete in the future, certain capital projects at various other hotels, including a comprehensive renovation of the W Chicago – Lakeshore expected to commence in the fourth quarter 2013. We will continue to evaluate and invest in select return-on-investment projects. We expect positive operating trends for our hotel portfolio to continue through the remainder of 2013 and for several years thereafter as a result of favorable hotel supply and demand fundamentals in our geographic markets and the completion of our return-on-investment projects.
Subsequent to December 31, 2012, we were able to raise an additional $165.8 million of net proceeds from a common share offering. We also took further advantage of the attractive interest rate environment and extend debt maturities by closing on a $32.0 million secured financing. With global economic concerns and volatility slowly dissipating, and the U.S. presidential election process now completed, we are beginning to see, in early 2013, an increase in discussions surrounding hotel transactions. We expect hotel transaction activity to increase in 2013 as compared to 2012 and we expect to use these additional funds to continue pursuing compelling opportunities to make acquisitions and prudently grow our hotel portfolio.

Results of Operations
Comparison of years ended December 31, 2012 and 2011
Results of operations for the year ended December 31, 2012 include the operating activity of 11 hotels for the full year and four hotels for part of the year, whereas the results of operations for the year ended December 31, 2011 include the operating activity of five hotels for the full year and six hotels for part of the year. As a result, comparisons of results of operations between the periods are not meaningful.
Revenues—Total revenue for the years ended December 31, 2012 and 2011 was $278.3 million and $172.2 million, respectively. Total revenue for the year ended December 31, 2012 included rooms revenue of $210.3 million, food and beverage revenue of $57.7 million, and other revenue of $10.3 million. Total revenue for the year ended December 31, 2011 included rooms revenue of $128.7 million, food and beverage revenue of $37.8 million, and other revenue of $5.7 million.
Hotel operating expenses—Hotel operating expenses, excluding depreciation and amortization, for the years ended December 31, 2012 and 2011 were $185.8 million and $116.1 million, respectively. Direct hotel operating expenses for the year ended December 31, 2012 included rooms expense of $48.2 million, food and beverage expense of $41.7 million, and other direct expenses of $5.1 million. Direct hotel operating expenses for the year ended December 31, 2011 included rooms expense of $30.1 million, food and beverage expense of $27.7 million, and other direct expenses of $2.8 million. Indirect hotel operating expenses, which includes management and franchise fees, lease expense, real estate taxes, insurance, utilities, repairs and maintenance, advertising and sales, and general and administrative expenses, for the years ended December 31, 2012 and 2011 were $90.9 million and $55.6 million, respectively.
Depreciation and amortization—Depreciation and amortization expense for the years ended December 31, 2012 and 2011 was $28.9 million and $18.4 million, respectively. The increase in depreciation and amortization expense was directly attributable to the increase in investment in hotels over the two-year period.
Air rights contract amortization—Air rights contract amortization expense associated with the Hyatt Regency Boston for the years ended December 31, 2012 and 2011 was $0.5 million.
Corporate general and administrative—Total corporate general and administrative expenses for the years ended December 31, 2012 and 2011 were $14.3 million and $15.1 million, respectively. Included in corporate general and administrative expenses for the years ended December 31, 2012 and 2011 was $3.2 million and $3.1 million, respectively, of non-cash share-based compensation expense and $3.0 million and $5.1 million, respectively, of hotel acquisition costs. The decrease in corporate general and administrative expense is primarily a result of a decrease in hotel acquisition costs as a result of three hotel acquisitions occurring during the year ended December 31, 2012, as compared to seven hotel acquisitions occurring during the year ended December 31, 2011.
Interest income—Interest income on cash and cash equivalents and from a loan receivable for the years ended December 31, 2012 and 2011 was $0.2 million and $0.1 million, respectively.

Interest expense—Interest expense for the years ended December 31, 2012 and 2011 was $21.0 million and $12.9 million, respectively. The increase in interest expense is directly related to the increase in long-term debt outstanding over the two-year period.
Loss on early extinguishment of debt—Loss on early extinguishment of debt for the year ended December 31, 2011 was $0.2 million. The loss on early extinguishment of debt was related to the write-off of unamortized deferred financing costs associated with the prepayment of a previous $60.0 million term loan secured by the Le Meridien San Francisco during the period.
Income tax expense—Income tax expense for the years ended December 31, 2012 and 2011 was $0.7 million and $0.1 million, respectively. The increase in income tax expense is directly related to an increase in taxable income generated by our TRS during the periods.
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
Corporate general and administrative—Total corporate general and administrative expenses for the years ended December 31, 2011 and 2010 were $15.1 million and $10.7 million, respectively. Included in corporate general and administrative expenses for the years ended December 31, 2011 and 2010 was $3.1 million and $1.7 million, respectively, of non-cash share-based compensation expense and $5.1 million and $3.6 million, respectively, of hotel acquisition costs. The increase in corporate and general administrative expense is primarily a result of an increase in hotel acquisition costs as a result seven hotel acquisitions occurring during the year ended December 31, 2011, as compared to the five hotel acquisitions occurring during the year ended December 31, 2010, an increase in employee compensation expense as a result of an increase in the number of employees as well as additional share-based compensation expense related to restricted share awards granted in January 2011.
Interest income—Interest income on cash and cash equivalents was $0.1 million for each of the years ended December 31, 2011 and 2010.
Interest expense—Interest expense for the years ended December 31, 2011 and 2010 was $12.9 million and $2.3 million, respectively. The increase in interest expense is directly related to the increase in long-term debt outstanding over the two-year period.
Loss on early extinguishment of debt—Loss on early extinguishment of debt for the year ended December 31, 2011 was $0.2 million. The loss on early extinguishment of debt was related to the write-off of unamortized deferred financing costs associated with the prepayment of our previous $60.0 million term loan during the period.
Income tax benefit (expense)—Income tax expense for the year ended December 31, 2011 was $0.1 million, as compared to an income tax benefit of $0.6 million for the year ended December 31, 2010. Income tax expense and income tax benefit are related to the taxable income and taxable loss, respectively, generated by our TRS during the respective period.

Non-GAAP Financial Measures
Non-GAAP financial measures are measures of our historical financial performance that are different from measures calculated and presented in accordance with U.S. generally accepted accounting principles ("GAAP"). We report the following four non-GAAP financial measures that we believe are useful to investors as key measures of our operating performance: (1) Funds from operations (FFO), (2) Adjusted FFO (AFFO), (3) Corporate EBITDA, and (4) Adjusted Corporate EBITDA.
FFO—We calculate FFO in accordance with standards established by the National Association of Real Estate Investment Trusts (NAREIT), which defines FFO as net income (calculated in accordance with GAAP), excluding depreciation and amortization, impairment charges, gains (losses) from sales of real estate, the cumulative effect of changes in accounting principles, and adjustments for unconsolidated partnerships and joint ventures. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, most industry investors consider presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. By excluding the effect of depreciation and amortization and gains (losses) from sales of real estate, both of which are based on historical cost accounting and which may be of lesser significance in evaluating current performance, we believe that FFO provides investors a useful financial measure to evaluate our operating performance.
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
The following table reconciles net income available to common shareholders, excluding amounts attributable to unvested time-based awards to FFO and AFFO available to common shareholders for the years ended December 31, 2012, 2011 and 2010 (in thousands, except per share amounts):

	Year Ended December 31,
	2012	2011	2010
Net income (loss) available to common shareholders, excluding amounts attributable to unvested time-based awards	$22,587	$8,794	$(759)
Add: Depreciation and amortization	28,931	18,382	4,793
FFO available to common shareholders	51,518	27,176	4,034
Add: Hotel acquisition costs	2,994	5,081	3,597
Non-cash amortization(1)	242	470	421
AFFO available to common shareholders	$54,754	$32,727	$8,052
FFO available per common share—basic and diluted	$1.51	$0.92	$0.36
AFFO available per common share—basic and diluted	$1.61	$1.11	$0.72

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

The following table reconciles net income to Corporate EBITDA and Adjusted Corporate EBITDA for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2012	2011	2010
Net income (loss)	$27,177	$9,036	$(674)
Add: Depreciation and amortization	28,931	18,382	4,793
Interest expense	20,976	12,868	2,344
Loss on early extinguishment of debt	—	208	—
Income tax expense (benefit)	738	118	(583)
Less: Interest income	(199)	(145)	(120)
Corporate EBITDA	77,623	40,467	5,760
Add: Hotel acquisition costs	2,994	5,081	3,597
Non-cash amortization(1)	242	470	421
Adjusted Corporate EBITDA	$80,859	$46,018	$9,778

(1)	Includes non-cash amortization of ground lease asset, deferred franchise costs, unfavorable contract liability, and air rights contract.

None of FFO, AFFO, Corporate EBITDA, or Adjusted Corporate EBITDA represent cash generated from operating activities as determined by GAAP, nor shall any of these measures be considered as an alternative to GAAP net income (loss), as an indication of our financial performance, or to GAAP cash flow from operating activities, as a measure of liquidity. In addition, FFO, AFFO, Corporate EBITDA, and Adjusted Corporate EBITDA are not indicative of funds available to fund cash needs, including the ability to make cash distributions.

Sources and Uses of Cash
For the year ended December 31, 2012, net cash flows from operating activities were $67.7 million; net cash flows used in investing activities were $270.5 million, including $231.1 million for the acquisitions of the W Chicago – Lakeshore, the Hyatt Regency Mission Bay Spa and Marina, and The Hotel Minneapolis, Autograph Collection, $23.8 million for improvements and additions to our hotels, and $7.8 million for investment in a hotel construction loan; and net cash flows provided by financing activities were $215.0 million, including $253.2 million from the sale of common and preferred shares, offset by $31.7 million in dividend payments to common and preferred shareholders, $3.4 million in payment of deferred financing costs, and $2.3 million in scheduled principal payments on mortgage debt. As of December 31, 2012, we had cash and cash equivalents of approximately $33.2 million.

Liquidity and Capital Resources
We expect our primary source of cash to meet operating requirements, including payment of dividends in accordance with the REIT requirements of the U.S. federal income tax laws, payment of interest on any borrowings and funding of any capital expenditures, will be from our hotels’ results of operations and existing cash and cash equivalent balances. We currently expect that our operating cash flows will be sufficient to fund our continuing operations. We intend to incur indebtedness to supplement our investment capital and to maintain flexibility to respond to industry conditions and opportunities. We are targeting an overall debt level of approximately 40% of the aggregate purchase prices of all of our portfolio hotels.
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
We expect to continue declaring distributions to shareholders, as required to maintain our REIT status, although no assurances can be made that we will continue to generate sufficient income to distribute similar aggregate amounts in the future. The per share amounts of future distributions will depend on the number of our common and preferred shares outstanding from time to time and will be determined by our board of trustees following its periodic review of our financial performance and capital requirements, and the terms of our existing borrowing arrangements.
On October 25, 2012, we amended our credit agreement. The amended credit agreement increased the maximum amount we may borrow under our secured revolving credit facility from $200.0 million to $250.0 million, and also provides for the possibility of further future increases, up to a maximum of $375.0 million, in accordance with the terms of our amended credit agreement. The actual amount that we can borrow under our secured revolving credit facility continues to be based on the value of our hotels included in the borrowing base, as defined in our amended credit agreement. The interest rate spread over LIBOR for borrowings under our secured revolving credit facility was reduced by 100 basis points to LIBOR, plus 1.75% - 2.75% (the spread over LIBOR based on the our consolidated leverage ratio). The initial term of our amended credit agreement will now expire in April 2016, but the term may be extended for one year subject to satisfaction of certain customary conditions. Our amended credit agreement effected no other significant changes to the financial covenants, including the leverage and coverage ratios and minimum tangible net worth requirement, or other business terms of our secured revolving credit facility, as compared to those in effect prior to the amendment.
On February 6, 2013, we completed an underwritten public offering of 8,337,500 common shares at a price of $20.75 per share, including 1,087,500 shares sold pursuant to the underwriters' exercise of their option to purchase additional common shares. After deducting underwriting fees and estimated offering costs, we generated net proceeds of approximately $165.8 million.
On February 15, 2013, we entered into a loan agreement to obtain a $32.0 million loan, which matures in February 2023 and is secured by the Hilton Checkers Los Angeles. The loan carries a fixed interest rate of 4.11% per annum, with principal and interest payments based on a 30-year amortization.
As of the date of this filing, we have approximately $168.0 million of cash and cash equivalents, total borrowing availability of $239.3 million under our revolving credit facility, of which we have no amounts currently outstanding, and expected proceeds of $35.0 million under our $60.0 million term loan subject to satisfaction of certain customary closing conditions and closing of our acquisition of the Hyatt Place New York Midtown South. In addition, we currently have one unencumbered hotel. See the notes to our consolidated financial statements for additional information relating to our revolving credit facility and other long-term debt. We have entered into a definitive agreement to acquire the Hyatt Place New York Midtown South for a purchase price of $76.2 million.
Giving effect to our pending acquisition of the Hyatt Place New York Midtown South and based on our targeted overall debt level, we have approximately $350 million of remaining investment capacity to continue to grow our hotel portfolio.

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

Contractual Obligations
The following table sets forth our contractual obligations as of December 31, 2012, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands). There were no other material off-balance sheet arrangements at December 31, 2012, except for the pending acquisition of the Hyatt Place New York Midtown South for a purchase price of $76.2 million.

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Revolving credit facility, including interest(1)	$53,398	$999	$1,997	$50,402	$—
Term loans, including interest(1)	166,390	7,080	159,310	—	—
Other mortgage loans, including interest	254,353	13,426	26,852	136,503	77,572
Corporate office lease	1,072	214	446	412	—
Ground leases(2)	100,510	2,253	4,476	4,476	89,305
	$575,723	$23,972	$193,081	$191,793	$166,877

(1)
Assumes no additional borrowings, and interest payments are based on the interest rate in effect as of December 31, 2012. Also assumes that no extension options are exercised. See the notes to our consolidated financial statements for additional information relating to our revolving credit facility and term loans.

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

Critical Accounting Policies
We believe that the following critical accounting policies affect the most significant judgments and estimates used in the preparation of our consolidated financial statements:
Investments in Hotels—We allocate the purchase prices of hotels acquired based on the fair value of the acquired property, FF&E, and identifiable intangible assets and the fair value of the liabilities assumed. In making estimates of fair value for purposes of allocating the purchase price, we utilize a number of sources of information that are obtained in connection with the acquisition of a hotel, including valuations performed by independent third parties and cost segregation studies. We also consider information obtained about each hotel as a result of our pre-acquisition due diligence in estimating the fair value of the tangible and intangible assets acquired and liabilities assumed. Hotel acquisition costs, such as transfer taxes, title insurance, environmental and property condition reviews, and legal and accounting fees, are expensed in the period incurred.
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
Intangible assets and liabilities are recorded on non-market contracts, including air rights and lease, management and franchise agreements, assumed as part of the acquisition of certain hotels. Above-market and below-market contract values are based on the present value of the difference between contractual amounts to be paid pursuant to the contracts assumed and our estimate of the market rates for corresponding contracts measured over a period equal to the remaining non-cancelable term of the contracts assumed. No value is allocated to market contracts. Intangible assets and liabilities are amortized using the straight-line method over the remaining non-cancelable term of the related contracts.
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
Share-Based Compensation—From time to time, we grant restricted share awards to employees and trustees. To date, we have granted two types of restricted share awards: (1) time-based awards and (2) performance-based awards.
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

New Accounting Pronouncements
In May 2011, the FASB issued updated accounting guidance that amended the accounting standard on fair value measurements. The updated accounting guidance provided for a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. The updated accounting guidance changed certain fair value measurement principles, clarified the application of existing fair value measurement, and expanded the fair value measurement disclosure requirements, particularly for Level 3 fair value measurements. The updated accounting guidance was to be applied prospectively and was effective for interim and annual periods beginning after December 15, 2011. We adopted the new accounting guidance on January 1, 2012. We do not believe that the adoption of this guidance has a material impact to our consolidated financial statements.
In June 2011, the FASB issued updated accounting guidance which required the presentation of components of other comprehensive income with the components of net income in either (1) a continuous statement of comprehensive income that contains two sections, net income and other comprehensive income, or (2) two separate but consecutive statements. The updated accounting guidance eliminated the option to present components of other comprehensive income as part of the statement of shareholders’ equity, and was effective for interim and annual periods beginning after December 15, 2011. We adopted the updated accounting guidance on January 1, 2012. We do not believe that the adoption of this guidance has a material impact to our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
We earn interest income primarily from cash and cash equivalent balances. Based on our cash and cash equivalents as of December 31, 2012, if interest rates increase or decrease by 1.00%, our interest income will increase or decrease by approximately $0.3 million annually.
Amounts borrowed under our revolving credit facility currently bear interest at variable rates based on LIBOR plus 1.75% - 2.75% (the spread over LIBOR based on our consolidated leverage ratio). If prevailing LIBOR on any outstanding borrowings under our revolving credit facility were to increase or decrease by 1.00%, the increase or decrease in interest expense on our debt would increase or decrease future earnings by approximately $0.5 million annually, assuming that the amount outstanding under our revolving credit facility were to remain at $50.0 million, the balance at December 31, 2012.

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
Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control—Integrated Framework, we concluded that our internal control over financial reporting was effective as of December 31, 2012. The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their report which appears on page F-2 of this Form 10-K.

Item 9B.	Other Information
None.

PART III

Item 10.	Trustees, Executive Officers and Corporate Governance
Information regarding our executive officers as of the date of the filing of this Form 10-K is presented below. Other information required pursuant to this item is incorporated by reference to our 2013 proxy statement under the captions “Proposal 1 Election of Trustees—Trustee Qualifications,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance and Board Matters.”
James L. Francis, 50, is our President and Chief Executive Officer and a Trustee, positions he has held since our formation. Prior to co-founding the Trust, Mr. Francis served as the President and Chief Executive Officer and a director of Highland Hospitality Corporation (“Highland”), positions that he held from Highland’s IPO in December 2003 to its sale in July 2007. Following the sale of Highland, Mr. Francis served as a consultant to the affiliate of JER Partners that acquired Highland until September 2008. Since September 2008, until our formation, Mr. Francis was a private investor. From June 2002 until joining Highland in December 2003, Mr. Francis served as the Chief Operating Officer, Chief Financial Officer and Treasurer of Barceló Crestline Corporation, and served as Executive Vice President and Chief Financial Officer of Crestline Capital Corporation, prior to its acquisition by Barceló, from December 1998 to June 2002. Prior to the spin-off of Crestline Capital from Host Hotels & Resorts, Inc. (formerly Host Marriott Corporation), Mr. Francis held various finance and strategic planning positions with Host Marriott and Marriott International, Inc. From June 1997 to December 1998, Mr. Francis held the position of Assistant Treasurer and Vice President Corporate Finance for Host Marriott, where he was responsible for Host Marriott’s corporate finance function, business strategy and investor relations. Over a period of ten years, Mr. Francis served in various capacities with Marriott International’s lodging business, including Vice President of Finance for Marriott Lodging from 1995 to 1997; Brand Executive, Courtyard by Marriott from 1994 to 1995; Controller for Courtyard by Marriott and Fairfield Inn from 1993 to 1994; Director of Finance and Strategic Planning for Courtyard by Marriott and Fairfield Inn from 1991 to 1993; and Director of Hotel Development Finance from 1987 to 1991. Mr. Francis received his B.A. in Economics and Business from Western Maryland College and earned an M.B.A. in Finance and Accounting from Vanderbilt University.
Douglas W. Vicari, 53, is our Executive Vice President, Chief Financial Officer, Treasurer and a Trustee, positions he has held since our formation. Prior to co-founding the Trust, Mr. Vicari served as a principal with Paramount Hotel Group, a hotel owner, developer and operator, from January 2009 to June 2009. Previously, Mr. Vicari served as Executive Vice President and Chief Financial Officer of Highland from September 2003 until its sale in July 2007. Prior to joining Highland, Mr. Vicari served as Senior Vice President and Chief Financial Officer of Prime Hospitality Corp., a former NYSE-listed company acquired by an affiliate of The Blackstone Group in 2004, from August 1998 to July 2003, and also served on the board of directors of Prime Hospitality Corp. from May 1999 to July 2003. Prior to his appointment as Chief Financial Officer, he served as Vice President and Treasurer of Prime Hospitality Corp. from January 1991 to July 1998, and was an instrumental member of the management team that led the company out of bankruptcy in July 1992. From 1986 to 1991, Mr. Vicari was Director of Budgeting and Financial Planning for Prime Hospitality Corp, and was responsible for all budgeting, planning and forecasting. Prior to his tenure at Prime Hospitality Corp., Mr. Vicari held numerous management positions at Combustion Engineering (now ABB Brown Boveri) from 1981 to 1986. Mr. Vicari earned a B.S. in Accounting from the College of New Jersey and received his M.B.A. in Finance from Fairleigh Dickinson University. Mr. Vicari also currently serves on the board of directors and as the audit committee chairman for Thunderbird Resorts Inc. (Euronext: TBIRD), a publicly traded gaming and lodging company.
D. Rick Adams, 49, is our Senior Vice President and Chief Investment Officer, positions he has held since November 2009. Prior to joining the Trust, Mr. Adams served as Senior Vice President of Asset Management for Highland from September 2004 until its sale in July 2007. Following the sale of Highland and until October 2009, Mr. Adams continued to serve as Senior Vice President and Head of Asset Management for the affiliate of JER Partners that acquired Highland. From October 1992 to September 2004, Mr. Adams served as Vice President of Regional Operations and Development Officer for the B.F. Saul Company, a privately owned real estate company located in Washington, DC that specializes in commercial real estate and hotel management and development. Prior to his tenure at B.F. Saul, from 1986 until September 1992, Mr. Adams held numerous operational and franchise development management positions at Holiday Inn Worldwide, known today as InterContinental Hotels Group PLC. Mr. Adams received a B.S. in Management from Indiana University.
Graham J. Wootten, 39, is our Senior Vice President, Chief Accounting Officer and Secretary, positions he has held since February 2010. Previously, Mr. Wootten served in several accounting roles, including Vice President and Controller, at Highland from December 2003 until its sale in July 2007 to an affiliate of JER Partners. Following the sale of Highland and until February 2010, Mr. Wootten served in finance and accounting roles for the affiliate of JER Partners that acquired Highland, serving most recently as its Chief Financial Officer. Prior to joining Highland, Mr. Wootten held various audit positions, including Audit Senior Manager, for PricewaterhouseCoopers LLP from 1995 until 2003. Mr. Wootten holds a BSBA in accounting from John Carroll University and is a Certified Public Accountant.

Item 11.	Executive Compensation
Information required pursuant to this item is incorporated by reference to our 2013 proxy statement under the captions “Executive Compensation” and “Corporate Governance and Board Matters.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Information required pursuant to this item is incorporated by reference to our 2013 proxy statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Plan Information.”

Item 13.	Certain Relationships and Related Transactions, and Trustee Independence
Information required pursuant to this item is incorporated by reference to our 2013 proxy statement under the captions “Certain Relationships and Related Transactions and Legal Proceedings” and “Corporate Governance and Board Matters.”

Item 14.	Principal Accounting Fees and Services
Information required pursuant to this item is incorporated by reference to our 2013 proxy statement under the caption “Proposal 2 Ratification of Independent Registered Public Accountants.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules

1.	Financial Statements
Included herein at pages F-1 through F-23.

2.	Financial Statement Schedules
The following financial statement schedule is included herein at page F-24:
Schedule III—Real Estate and Accumulated Depreciation
All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted.

3.	Exhibits
The following exhibits are filed as part of this Form 10-K:

Exhibit Number	Description of Exhibit

3.1+	Articles of Amendment and Restatement of Declaration of Trust of Registrant

3.2+	Amended and Restated Bylaws of Registrant

3.3	Articles Supplementary relating to the Series A Cumulative Redeemable Preferred Shares (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on July 13, 2012)

10.1++	Employment Agreement between Registrant and James L. Francis*

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

10.8.1	Amendment No. 1 to the Limited Partnership Agreement of Chesapeake Lodging, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 13, 2012)

10.9	Chesapeake Lodging Trust Equity Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 filed on January 27, 2010)*

10.9.1	Amendment to the Chesapeake Lodging Trust Equity Plan (incorporated by reference to Exibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 30, 2012)*

10.10
Purchase and Sale Agreement by and between NJA Hotel LLC and CHSP Navy Yard LLC, dated as of February 23, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 28, 2011)

10.11
Purchase and Sale Agreement by and between Starwood Chicago City Center Realty LLC and CHSP Chicago LLC, dated as of May 4, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2011)

10.12
Purchase and Sale Agreement by and between IND East Village SD Holdings, LLC and CHSP San Diego LLC, dated as of June 15, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2011)

10.13
Purchase and Sale Agreement by and between SC Hotel Partners, LLC and CHSP Union Square LLC, dated as of June 15, 2011 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2011)

10.14
Assumption and Release Agreement, dated June 30, 2011, by and among NJA Hotel LLC, as original borrower, CHSP Navy Yard LLC, as new borrower, and Wells Fargo Bank, N.A., As Trustee for Morgan Stanley Capital I Inc., Commercial Mortgage Pass-Through Certificates, Series 2006-1Q12, as lender (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2011)

10.15
Loan Agreement, dated October 1, 2006, by and between NJA Hotel LLC, as original borrower, and Morgan Stanley Mortgage Capital Inc., as lender (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2011)

10.16
Loan Agreement, dated June 30, 2011, by and between CHSP Boston II LLC, as borrower, and Goldman Sachs Commercial Mortgage Capital, L.P., as lender (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2011)

10.17
Purchase and Sale Agreement by and between Heena Hotel LLC and CHSP 31st Street LLC, dated May 11, 2011 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2011)

10.18
Amended and Restated Loan Agreement, dated July 8, 2011, by and among CHSP San Francisco LLC and CHSP Chicago LLC, as borrowers, the financial institutions party thereto and their assignees under section 12.12, as lenders, and Wells Fargo Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2011)

10.19
Purchase and Sale Agreement by and between WTCC City Center Investors V, L.L.C. and CHSP Denver LLC, dated August 18, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2011)

10.20
Purchase and Sale Agreement by and among Kencal Ownership LLC, Kencal Operating LLC, and CHSP Mission Bay LLC, dated July 31, 2012 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2012)

10.20.1
First Amendment to Purchase and Sale Agreement by and among Kencal Ownership LLC, Kencal Operating LLC, and CHSP Mission Bay LLC, dated September 6, 2012 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2012)

10.21
Purchase and Sale Agreement by and between Starwood Chicago Lakeshore Realty LLC and CHSP Lakeshore LLC, dated August 5, 2012 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2012)

10.21.1
First Amendment to Purchase and Sale Agreement by and between Starwood Chicago Lakeshore Realty LLC and CHSP Lakeshore LLC, dated August 7, 2012 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2012)

10.22
Promissory Note, dated July 27, 2012, by CHSP Denver LLC in favor of Western National Life Insurance Company (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2012)

10.23
Fee and Leasehold Deed of Trust and Security Agreement by CHSP Denver LLC, as grantor, to the Public Trustee of the (City and) County of Denver, Colorado, as trustee, for the use and benefit of Western National Life Insurance Company, as beneficiary, dated July 25, 2012 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2012)

10.24†
Third Amended and Restated Credit Agreement, dated October 25, 2012, by and among Chesapeake Lodging, L.P., as borrower, the financial institutions party thereto and their assignees under section 13.6, as lenders, and Wells Fargo Bank, N.A., as administrative agent

12.1†	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends

21.1†	List of Subsidiaries of Registrant

23.1†	Consent of Ernst & Young LLP

31.1†	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer

31.2†	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President, Chief Financial Officer and Treasurer

32.1†	Section 1350 Certification of President and Chief Executive Officer

32.2†	Section 1350 Certification of Executive Vice President, Chief Financial Officer and Treasurer

101.INS XBRL†‡	Instance Document

101.SCH XBRL†‡	Taxonomy Extension Schema Document

101.CAL XBRL†‡	Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL†‡	Taxonomy Extension Definition Linkbase Document

101.LAB XBRL†‡	Taxonomy Extension Label Linkbase Document

101.PRE XBRL†‡	Taxonomy Extension Presentation Linkbase Document

†	Filed herewith

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

CHESAPEAKE LODGING TRUST

Date: February 21, 2013	By:	/S/ DOUGLAS W. VICARI
Douglas W. Vicari
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS A. NATELLI	Chairman of the Board of Trustees	February 21, 2013
Thomas A. Natelli

/s/ JAMES L. FRANCIS	President, Chief Executive Officer and Trustee (Principal Executive Officer)	February 21, 2013
James L. Francis

/s/ DOUGLAS W. VICARI	Executive Vice President, Chief Financial Officer, Treasurer and Trustee (Principal Financial Officer)	February 21, 2013
Douglas W. Vicari

/s/ THOMAS D. ECKERT	Trustee	February 21, 2013
Thomas D. Eckert

/s/ GEORGE F. MCKENZIE	Trustee	February 21, 2013
George F. McKenzie

/s/ JOHN W. HILL	Trustee	February 21, 2013
John W. Hill

/s/ JEFFREY D. NUECHTERLEIN	Trustee	February 21, 2013
Jeffrey D. Nuechterlein

/s/ GRAHAM J. WOOTTEN	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 21, 2013
Graham J. Wootten

CHESAPEAKE LODGING TRUST

Report of Independent Registered Public Accounting Firm
The Board of Trustees and Shareholders of Chesapeake Lodging Trust:
We have audited Chesapeake Lodging Trust's (the “Trust”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Chesapeake Lodging Trust's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Trust's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Chesapeake Lodging Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Chesapeake Lodging Trust as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012 of Chesapeake Lodging Trust and our report dated February 21, 2013 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
McLean, Virginia
February 21, 2013

Report of Independent Registered Public Accounting Firm
The Board of Trustees and Shareholders of Chesapeake Lodging Trust:
We have audited the accompanying consolidated balance sheets of Chesapeake Lodging Trust (the “Trust”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2012. Our audits also include the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chesapeake Lodging Trust at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth herein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Chesapeake Lodging Trust's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
McLean, Virginia
February 21, 2013

CHESAPEAKE LODGING TRUST
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2012	2011
ASSETS
Property and equipment, net	$1,107,722	$879,224
Intangible assets, net	39,382	39,982
Cash and cash equivalents	33,194	20,960
Restricted cash	23,460	15,034
Accounts receivable, net of allowance for doubtful accounts of $94 and $80, respectively	8,384	6,302
Prepaid expenses and other assets	14,056	4,370
Deferred financing costs, net of accumulated amortization of $1,410 and $548, respectively	6,630	5,266
Total assets	$1,232,828	$971,138

LIABILITIES AND SHAREHOLDERS’ EQUITY
Long-term debt	$405,208	$407,736
Accounts payable and accrued expenses	34,868	21,475
Other liabilities	25,944	21,798
Total liabilities	466,020	451,009
Commitments and contingencies (Note 14)
Preferred shares, $.01 par value; 100,000,000 shares authorized; Series A Cumulative Redeemable Preferred Shares; 5,000,000 shares and no shares issued and outstanding, respectively ($127,422 liquidation preference)	50	—
Common shares, $.01 par value; 400,000,000 shares authorized; 39,763,930 shares and 32,161,620 shares issued and outstanding, respectively	398	322
Additional paid-in capital	799,278	543,861
Cumulative dividends in excess of net income	(32,089)	(22,924)
Accumulated other comprehensive loss	(829)	(1,130)
Total shareholders’ equity	766,808	520,129
Total liabilities and shareholders’ equity	$1,232,828	$971,138
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
REVENUE
Rooms	$210,265	$128,730	$38,530
Food and beverage	57,673	37,781	13,758
Other	10,338	5,680	1,906
Total revenue	278,276	172,191	54,194

EXPENSES
Hotel operating expenses:
Rooms	48,159	30,110	9,104
Food and beverage	41,678	27,682	9,414
Other direct	5,137	2,785	1,053
Indirect	90,868	55,550	17,770
Total hotel operating expenses	185,842	116,127	37,341
Depreciation and amortization	28,931	18,382	4,793
Air rights contract amortization	520	520	411
Corporate general and administrative:
Share-based compensation	3,165	3,094	1,689
Hotel acquisition costs	2,994	5,081	3,597
Other	8,132	6,902	5,396
Total operating expenses	229,584	150,106	53,227
Operating income	48,692	22,085	967
Interest income	199	145	120
Interest expense	(20,976)	(12,868)	(2,344)
Loss on early extinguishment of debt	—	(208)	—
Income (loss) before income taxes	27,915	9,154	(1,257)
Income tax benefit (expense)	(738)	(118)	583
Net income (loss)	27,177	9,036	(674)
Preferred share dividends	(4,413)	—	—
Net income (loss) available to common shareholders	$22,764	$9,036	$(674)
Net income (loss) available per common share—basic and diluted	$0.66	$0.30	$(0.07)
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2012	2011	2010
Net income (loss)	$27,177	$9,036	$(674)
Other comprehensive income (loss):
Unrealized losses on cash flow hedge instruments	(682)	(1,601)	—
Reclassification of unrealized losses on cash flow hedge instruments	983	471	—
Comprehensive income (loss)	$27,478	$7,906	$(674)
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)

	Preferred Shares		Common Shares		Additional Paid-In Capital	Cumulative Dividends in Excess of Net Income	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount				Total
Balances at December 31, 2009	—	$—	100,000	$1	$—	$—	$—	$1
Sale of common shares, net of underwriting fees and offering costs	—	—	18,178,147	182	309,616	—	—	309,798
Repurchase of common shares	—	—	(100,000)	(1)	—	—	—	(1)
Issuance of restricted common shares	—	—	250,414	2	(2)	—	—	—
Issuance of unrestricted common shares	—	—	7,109	—	133	—	—	133
Amortization of deferred compensation	—	—	—	—	1,556	—	—	1,556
Declaration of dividends on common shares	—	—	—	—	—	(5,557)	—	(5,557)
Net loss	—	—	—	—	—	(674)	—	(674)
Balances at December 31, 2010	—	$—	18,435,670	$184	$311,303	$(6,231)	$—	$305,256
Sale of common shares, net of underwriting fees and offering costs	—	—	13,550,000	136	229,675	—	—	229,811
Repurchase of common shares	—	—	(11,050)	—	(209)	—	—	(209)
Issuance of restricted common shares	—	—	190,750	2	(2)	—	—	—
Forfeiture of restricted common shares	—	—	(3,750)	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	3,094	—	—	3,094
Declaration of dividends on common shares	—	—	—	—	—	(25,729)	—	(25,729)
Net income	—	—	—	—	—	9,036	—	9,036
Other comprehensive loss	—	—	—	—	—	—	(1,130)	(1,130)
Balances at December 31, 2011	—	$—	32,161,620	$322	$543,861	$(22,924)	$(1,130)	$520,129
Sale of common shares, net of underwriting fees and offering costs	—	—	7,475,000	75	132,515	—	—	132,590
Sale of preferred shares, net of underwriting fees and offering costs	5,000,000	50	—	—	120,531	—	—	120,581
Repurchase of common shares	—	—	(44,250)	(1)	(794)	—	—	(795)
Issuance of restricted common shares	—	—	192,900	2	—	—	—	2
Issuance of unrestricted common shares	—	—	4,239	—	80	—	—	80
Forfeiture of restricted common shares	—	—	(25,579)	—	—	47	—	47
Amortization of deferred compensation	—	—	—	—	3,085	—	—	3,085
Declaration of dividends on common shares	—	—	—	—	—	(31,599)	—	(31,599)
Declaration of dividends on preferred shares	—	—	—	—	—	(4,790)	—	(4,790)
Net income	—	—	—	—	—	27,177	—	27,177
Other comprehensive income	—	—	—	—	—	—	301	301
Balances at December 31, 2012	5,000,000	$50	39,763,930	$398	$799,278	$(32,089)	$(829)	$766,808
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$27,177	$9,036	$(674)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	28,931	18,382	4,793
Air rights contract amortization	520	520	411
Ground lease asset amortization	80	20	—
Deferred financing costs amortization	2,081	2,189	641
Premium on mortgage loan amortization	(211)	(105)	—
Unfavorable contract liability amortization	(392)	(98)	—
Loss on early extinguishment of debt	—	208	—
Share-based compensation	3,165	3,094	1,689
Changes in assets and liabilities:
Accounts receivable, net	(197)	1,371	(1,531)
Prepaid expenses and other assets	18	(363)	(909)
Accounts payable and accrued expenses	6,552	2,472	7,566
Other liabilities	13	(18)	213
Net cash provided by operating activities	67,737	36,708	12,199
Cash flows from investing activities:
Acquisition of hotels, net of cash acquired	(231,051)	(483,702)	(404,197)
Deposits on hotel acquisitions	(700)	—	(2,000)
Receipt of deposit on hotel acquisition	—	2,000	—
Improvements and additions to hotels	(23,847)	(3,389)	(2,414)
Investment in hotel construction loan	(7,810)	—	—
Change in restricted cash	(7,051)	(6,900)	(2,588)
Net cash used in investing activities	(270,459)	(491,991)	(411,199)
Cash flows from financing activities:
Proceeds from sale of common shares, net of underwriting fees	132,756	230,291	312,158
Proceeds from sale of preferred shares, net of underwriting fees	121,062	—	—
Payment of offering costs related to sale of common and preferred shares	(647)	(491)	(2,134)
Borrowings under revolving credit facility	198,000	292,000	150,000
Repayments under revolving credit facility	(293,000)	(192,000)	(105,000)
Proceeds from issuance of mortgage debt	95,000	225,000	60,000
Principal prepayment of mortgage debt	—	(60,000)	—
Scheduled principal payments on mortgage debt	(2,317)	(781)	—
Payment of deferred financing costs	(3,445)	(4,920)	(3,384)
Purchase of interest rate cap	—	(262)	—
Payment of dividends to common shareholders	(29,290)	(22,936)	(1,862)
Payment of dividends to preferred shareholders	(2,368)	—	—
Repurchase of common shares	(795)	(209)	(1)
Repayment of related-party loan	—	—	(249)
Net cash provided by financing activities	214,956	465,692	409,528
Net increase in cash	12,234	10,409	10,528
Cash and cash equivalents, beginning of period	20,960	10,551	23
Cash and cash equivalents, end of period	$33,194	$20,960	$10,551
Supplemental disclosure of cash flow information:
Cash paid for interest	$18,830	$9,629	$1,269
Cash paid for income taxes	$597	$18	$103
Assumption of mortgage debt related to hotel acquisition	$—	$38,622	$—
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Description of Business
Chesapeake Lodging Trust (the “Trust”) is a self-advised real estate investment trust (“REIT”) that was organized in the state of Maryland in June 2009. The Trust is focused on investments primarily in upper-upscale hotels in major business and convention markets and, on a selective basis, premium select-service hotels in urban settings or unique locations in the United States of America (“U.S.”). The Trust completed its initial public offering (“IPO”) on January 27, 2010. The Trust owned no hotels nor had any operations prior to its IPO. As of December 31, 2012, the Trust owned 15 hotels with an aggregate of 4,722 rooms in seven states and the District of Columbia.
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
Investments in Hotels—The Trust allocates the purchase prices of hotels acquired based on the fair value of the property, FF&E, and identifiable intangible assets acquired and the fair value of the liabilities assumed. In making estimates of fair value for purposes of allocating the purchase price, the Trust utilizes a number of sources of information that are obtained in connection with the acquisition of a hotel, including valuations performed by independent third parties and cost segregation studies. The Trust also considers information obtained about each hotel as a result of its pre-acquisition due diligence in estimating the fair value of the tangible and intangible assets acquired and liabilities assumed. Hotel acquisition costs, such as transfer taxes, title insurance, environmental and property condition reviews, and legal and accounting fees, are expensed in the period incurred.
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
The Trust reviews its hotels for impairment whenever events or changes in circumstances indicate that the carrying values of the hotels may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the hotels due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel’s estimated fair market value is recorded and an impairment loss is recognized. No impairment losses have been recognized for the years ended December 31, 2012, 2011 and 2010.

The Trust classifies a hotel as held for sale in the period in which it has made the decision to dispose of the hotel, a binding agreement to purchase the hotel has been signed under which the buyer has committed a significant amount of nonrefundable cash, and no significant financing contingencies exist which could cause the transaction not to be completed in a timely manner. If these criteria are met, depreciation and amortization of the hotel will cease and an impairment loss will be recognized if the fair value of the hotel, less the costs to sell, is lower than the carrying amount of the hotel. The Trust will classify the loss, together with the related operating results, as discontinued operations in the consolidated statements of operations and classify the related assets and liabilities as held for sale in the consolidated balance sheets. As of December 31, 2012 and 2011, the Trust had no assets held for sale or liabilities related to assets held for sale.
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
Fair Value Measurements— The Trust accounts for certain assets and liabilities at fair value. In evaluating the fair value of both financial and non-financial assets and liabilities, U.S. generally accepted accounting principles ("GAAP") outlines a valuation framework and creates a fair value hierarchy that distinguishes between market assumptions based on market data (observable inputs) and the reporting entity’s own assumptions about market data (unobservable inputs). The three levels of the fair value hierarchy are as follows:
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
Income Taxes—The Trust has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code. As a REIT, the Trust generally will not be subject to federal income tax on that portion of its net income that does not relate to CHSP TRS, the Trust’s wholly owned taxable REIT subsidiary, and that is currently distributed to its shareholders. CHSP TRS, which leases the Trust’s hotels from the Operating Partnership, is subject to federal and state income taxes.
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
Share-Based Compensation—From time to time, the Trust grants restricted share awards to employees and trustees. To-date, the Trust has granted two types of restricted share awards: (1) awards that vest solely on continued employment or service (time-based awards) and (2) awards that vest based on the Trust achieving specified levels of relative total shareholder return and continued employment (performance-based awards). The Trust measures share-based compensation expense for the restricted share awards based on the fair value of the awards on the date of grant. The fair value of time-based awards is determined based on the closing price of the Trust’s common shares on the measurement date, which is generally the date of grant. The fair value of performance-based awards is determined using a Monte Carlo simulation. For time-based awards, share-based compensation expense is recognized on a straight-line basis over the life of the entire award. For performance-based awards, share-based compensation expense is recognized over the requisite service period for each award. No share-based compensation expense is recognized for awards for which employees or trustees do not render the requisite service.
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
Use of Estimates—The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Recent Accounting Pronouncements—In May 2011, the Financial Accounting Standards Board (the “FASB”) issued updated accounting guidance that amended the accounting standard on fair value measurements. The updated accounting guidance provided for a consistent definition and measurement of fair value, as well as similar disclosure requirements between GAAP and International Financial Reporting Standards. The updated accounting guidance changed certain fair value measurement principles, clarified the application of existing fair value measurement, and expanded the fair value measurement disclosure requirements, particularly for Level 3 fair value measurements. The updated accounting guidance was applied prospectively and was effective for interim and annual periods beginning after December 15, 2011. The Trust adopted the updated guidance on January 1, 2012. The Trust does not believe that the adoption of this guidance has a material impact on the consolidated financial statements.
In June 2011, the FASB issued updated accounting guidance which required the presentation of components of other comprehensive income with the components of net income in either (1) a continuous statement of comprehensive income that contains two sections, net income and other comprehensive income, or (2) two separate but consecutive statements. The updated accounting guidance eliminated the option to present components of other comprehensive income as part of the statement of shareholders’ equity, and was effective for interim and annual periods beginning after December 15, 2011. The Trust adopted the updated guidance on January 1, 2012. The Trust does not believe that the adoption of this guidance has a material impact on the consolidated financial statements.

3. Acquisition of Hotels
The Trust has acquired the following hotels since its IPO and through December 31, 2012 (in thousands, except rooms data):

Hotel	Location	Rooms	Net Assets Acquired	Acquisition Date
2010 Acquisitions:
Hyatt Regency Boston(1)	Boston, MA	502	$113,145	March 18, 2010
Hilton Checkers Los Angeles	Los Angeles, CA	188	45,951	June 1, 2010
Courtyard Anaheim at Disneyland Resort	Anaheim, CA	153	25,083	July 30, 2010
Boston Marriott Newton	Newton, MA	430	77,223	July 30, 2010
Le Meridien San Francisco	San Francisco, CA	360	142,980	December 15, 2010
		1,633	404,382
2011 Acquisitions:
Homewood Suites Seattle Convention Center	Seattle, WA	195	53,005	May 2, 2011
W Chicago – City Center	Chicago, IL	403	127,546	May 10, 2011
Hotel Indigo San Diego Gaslamp Quarter	San Diego, CA	210	55,309	June 17, 2011
Courtyard Washington Capitol Hill/Navy Yard(2)	Washington, DC	204	32,783	June 30, 2011
Hotel Adagio San Francisco	San Francisco, CA	171	42,380	July 8, 2011
Denver Marriott City Center(3)	Denver, CO	613	122,420	October 3, 2011
Holiday Inn New York City Midtown - 31st Street	New York, NY	122	52,599	December 22, 2011
		1,918	486,042
2012 Acquisitions:
W Chicago – Lakeshore	Chicago, IL	520	124,920	August 21, 2012
Hyatt Regency Mission Bay Spa and Marina(4)	San Diego, CA	429	59,900	September 7, 2012
The Hotel Minneapolis, Autograph Collection	Minneapolis, MN	222	46,372	October 30, 2012
		1,171	231,192
		4,722	$1,121,616

(1)
As part of the acquisition, the Trust acquired an air rights contract, which expires in September 2079. See Note 5, "Intangible Assets and Liability," for additional information relating to the air rights contract.

(2)	As part of the acquisition, the Trust assumed a mortgage loan with a fair value of $38.6 million. See Note 6, "Long-Term Debt," for additional information related to the mortgage loan.

(3)
As part of the acquisition, the Trust assumed an above-market management contract with a non-cancelable term ending December 2047. The Trust also assumed three ground leases for land parcels underlying a portion of the hotel, which have initial terms ending July 2068, February 2072 and April 2072. See Note 5, "Intangible Assets and Liability," for additional information relating to the management contract and the lease agreements.

(4)
As part of the acquisition, the Trust assumed a ground lease, which has an initial term ending January 2056. See Note 14, "Commitments and Contingencies," for additional information relating to the lease agreement.

The allocation of the purchase prices to the assets acquired and liabilities assumed based on their fair values was as follows (in thousands):

	2012 Acquisitions	2011 Acquisitions	2010 Acquisitions
Land and land improvements	$42,350	$79,777	$57,409
Buildings and leasehold improvements	178,421	426,905	277,428
Furniture, fixtures and equipment	12,811	22,595	32,482
Intangible assets	—	4,828	36,105
Cash	141	2,340	185
Restricted cash	1,375	5,546	—
Accounts receivable, net	1,885	3,487	2,655
Prepaid expenses and other assets	1,246	1,334	1,512
Accounts payable and accrued expenses	(6,909)	(7,792)	(3,394)
Other liabilities	(128)	(14,356)	—
Mortgage loan	—	(37,497)	—
Premium on mortgage loan	—	(1,125)	—
Net assets acquired	$231,192	$486,042	$404,382

The following financial information presents the pro forma results of operations of the Trust for the years ended December 31, 2012 and 2011 as if all acquisitions during 2012 and 2011 had taken place on January 1, 2011. The pro forma results for the years ended December 31, 2012 and 2011 have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have actually occurred had all transactions taken place on January 1, 2011, or of future results of operations (in thousands, except per share data).

	Year Ended December 31,
	2012	2011
Total revenue	$341,785	$313,956
Total hotel operating expenses	235,571	224,040
Total operating expenses	280,912	266,063
Operating income	60,873	47,893
Net income available to common shareholders	25,035	7,665
Net income available per common share - basic and diluted	$0.73	$0.23

4. Property and Equipment
Property and equipment as of December 31, 2012 and 2011 consisted of the following (in thousands):

	December 31,
	2012	2011
Land and land improvements	$179,786	$137,367
Buildings and leasehold improvements	897,725	706,431
Furniture, fixtures and equipment	76,077	57,018
Construction-in-progress	6,240	1,583
	1,159,828	902,399
Less: accumulated depreciation and amortization	(52,106)	(23,175)
Property and equipment, net	$1,107,722	$879,224

5. Intangible Assets and Liability
Intangible assets and liability as of December 31, 2012 and 2011 consisted of the following (in thousands):

	December 31,
	2012	2011
Intangible assets:
Air rights contract	$36,105	$36,105
Favorable ground leases	4,828	4,828
	40,933	40,933
Less: accumulated amortization	(1,551)	(951)
Intangible assets, net	$39,382	$39,982

Intangible liability:
Unfavorable contract liability	$14,236	$14,236
Less: accumulated amortization	(490)	(98)
Intangible liability, net (included within other liabilities)	$13,746	$14,138
In conjunction with the acquisition of the Hyatt Regency Boston on March 18, 2010, the Trust acquired an air rights contract which expires in September 2079 and that requires no payments through maturity. The Trust recorded the fair value of the air rights contract of $36.1 million as an intangible asset and is amortizing the value over the term of the contract.
In conjunction with the acquisition of the Denver Marriott City Center on October 3, 2011, the Trust assumed a management contract with Marriott International, Inc. with a non-cancelable term ending December 2047. The Trust concluded that the management agreement terms were above market terms and recorded a $14.2 million unfavorable contract liability, which the Trust is amortizing over the remaining non-cancelable term and including within indirect hotel operating expenses in the consolidated statements of operations. The Trust also assumed three lease agreements for land parcels underlying a portion of the hotel with initial terms ending July 2068, February 2072 and April 2072. The Trust concluded that the terms of two of the three ground leases were below market terms and recorded an aggregate of $4.8 million of favorable ground lease assets, which the Trust is amortizing over the life of the respective leases and including within indirect hotel operating expenses in the consolidated statements of operations.

6. Long-Term Debt
Long-term debt as of December 31, 2012 and 2011 consisted of the following (in thousands):

	December 31,
	2012	2011
Revolving credit facility	$50,000	$145,000
Term loans	155,000	130,000
Other mortgage loans	199,399	131,716
	404,399	406,716
Unamortized premium	809	1,020
Long-term debt	$405,208	$407,736
Revolving credit facility
On July 30, 2010, the Trust entered into a credit agreement to obtain a $115.0 million, two-year secured revolving credit facility with a syndicate of banks. Borrowings under the revolving credit facility bore interest equal to LIBOR plus 3.75%, subject to a LIBOR floor of 2.00%. On January 21, 2011, the Trust amended the credit agreement to increase the maximum size of the revolving credit facility from $115.0 million to $150.0 million. On October 14, 2011, the Trust further amended the credit agreement by (1) increasing the maximum size of the revolving credit facility from $150.0 million to $200.0 million, (2) lowering the interest rate to LIBOR plus 2.75% - 3.75% (the spread over LIBOR based on the Trust's consolidated leverage ratio) and (3) extending the maturity date to October 14, 2014.
On October 25, 2012, the Trust further amended the credit agreement by (1) increasing the maximum size of the revolving credit facility from $200.0 million to $250.0 million, (2) lowering the interest rate to LIBOR plus 1.75% - 2.75% (the spread over LIBOR continues to be based on the Trust's consolidated leverage ratio), and (3) extending the maturity date to April 25, 2016. The amended credit agreement provides for the possibility of further future increases, up to a maximum of $375.0 million, in accordance with the terms of the amended credit agreement. The amended credit agreement also provides for an extension of the maturity date by one year, subject to satisfaction of certain customary conditions.
As of December 31, 2012, the interest rate in effect for borrowings under the revolving credit facility was 1.97%. The amount that the Trust can borrow under the revolving credit facility is based on the value of the Trust's hotels included in the borrowing base, as defined in the amended credit agreement. As of December 31, 2012, the revolving credit facility was secured by eight hotels providing borrowing availability of $250.0 million, of which $200.0 million remained available. The amended credit agreement contains standard financial covenants, including certain leverage ratios, coverage ratios, and a minimum tangible net worth requirement.
Term loans
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
Other mortgage loans
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

As of December 31, 2012, the Trust was in compliance with all financial covenants under its borrowing arrangements. As of December 31, 2012, the Trust’s weighted-average interest rate on its long-term debt was 4.50%. Future scheduled principal payments of debt obligations (assuming no exercise of extension options) as of December 31, 2012 are as follows (in thousands):

Year	Amounts
2013	$3,169
2014	158,338
2015	3,516
2016	174,329
2017	1,300
Thereafter	63,747
$404,399

7. Earnings Per Share
The following is a reconciliation of the amounts used in calculating basic and diluted earnings per share (in thousands, except share and per share data):

	Year Ended December 31,
	2012	2011	2010
Numerator:
Net income (loss) available to common shareholders	$22,764	$9,036	$(674)
Less: Dividends declared on unvested time-based awards	(177)	(242)	(85)
Less: Undistributed earnings allocated to unvested time-based awards	—	—	—
Net income (loss) available to common shareholders, excluding amounts attributable to unvested time-based awards	$22,587	$8,794	$(759)
Denominator:
Weighted-average number of common shares outstanding—basic and diluted	34,048,752	29,413,841	11,236,120
Net income (loss) available per common share—basic and diluted	$0.66	$0.30	$(0.07)
For the years ended December 31, 2011 and 2010, 63,870 unvested performance-based awards and 38,370 unvested performance-based awards, respectively, were excluded from diluted weighted-average common shares outstanding, as the awards had not achieved the specific levels of relative total shareholder return required for vesting at each period. As of December 31, 2012, there were no unvested performance-based awards outstanding.

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
On January 27, 2010, the Trust completed its IPO and sold 7,500,000 common shares at a price of $20.00 per share. Concurrent with the IPO, the Trust sold in third-party private placements an aggregate of 1,357,293 common shares at a price per share equal to the IPO price less an amount equal to the underwriting fee of $1.20 per share. The Trust also sold in private placements to its non-executive chairman and certain executives an aggregate of 150,000 common shares at a price per share equal to the IPO price. On February 24, 2010, the Trust sold an additional 85,854 common shares at at a price per share equal to the IPO price as a result of the exercise of the underwriters' over-allotment option. After deducting underwriting fees and offering costs, the total net proceeds generated from the IPO, private placements, and the exercise of the underwriters' over-allotment option was $169.4 million.
On October 13, 2010, the Trust completed an underwritten public offering of 9,085,000 common shares at a price of $16.25 per share, including 1,185,000 shares sold as a result of the exercise of the underwriters' over-allotment option. After deducting underwriting fees and offering costs, the Trust generated net proceeds of $140.4 million.

On March 4, 2011, the Trust completed an underwritten public offering of 12,500,000 common shares at a price of $17.75 per share. On March 30, 2011, the Trust sold an additional 1,050,000 shares as a result of the exercise of the underwriters' option to purchase additional shares. After deducting underwriting fees and offering costs, the Trust generated total net proceeds of $229.8 million.
On September 18, 2012, the Trust completed an underwritten public offering of 7,475,000 common shares at a price of $18.50 per share, including 975,000 shares sold pursuant to the underwriters’ exercise of their option to purchase additional shares. After deducting underwriting fees and offering costs, the Trust generated net proceeds of $132.6 million.
For the years ended December 31, 2012, 2011 and 2010, the Trust issued 192,900, 190,750 and 250,414 restricted common shares, respectively, to its trustees and employees. For the years ended December 31, 2012 and 2010, the Trust issued 4,239 and 7,109 unrestricted common shares to its trustees (no unvested shares were issued in 2011). For the years ended December 31, 2012 and 2011, the Trust repurchased 44,250 and 11,050 common shares, respectively, from employees to satisfy the minimum statutory tax withholding requirements related to the vesting of their previously granted restricted common shares. As of December 31, 2012, the Trust had 39,763,930 common shares outstanding.
For the years ended December 31, 2012, 2011 and 2010, the Trust's board of trustees declared dividends per common share as follows:

	Year Ended December 31,
	2012	2011	2010
First Quarter	$0.22	$0.20	$—
Second Quarter	0.22	0.20	—
Third Quarter	0.22	0.20	0.20
Fourth Quarter	0.22	0.20	0.20
	$0.88	$0.80	$0.40
Preferred Shares—The Trust is authorized to issue up to 100,000,000 preferred shares, $.01 par value per share. The Trust’s board of trustees is required to set for each class or series of preferred shares the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption.
On July 17, 2012, the Trust completed an underwritten public offering of 5,000,000 shares of its 7.75% Series A Cumulative Redeemable Preferred Shares, including 600,000 shares sold pursuant to the underwriters’ exercise of their over-allotment option. After deducting underwriting fees and offering costs, the Trust generated net proceeds of $120.6 million. As of December 31, 2012, the Trust had 5,000,000 shares of its 7.75% Series A Cumulative Redeemable Preferred Shares outstanding.
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
For the year ended December 31, 2012, the Trust's board of trustees declared dividends per preferred share as follows:

Year Ended December 31, 2012
First Quarter	$—
Second Quarter	—
Third Quarter	0.473600
Fourth Quarter	0.484375
$0.957975

The Trust cannot redeem the Series A Cumulative Redeemable Preferred Shares prior to July 17, 2017, except as described below and in certain limited circumstances related to the ownership limitation necessary to preserve the Trust's qualification as a REIT. On and after July 17, 2017, the Trust, at its option, can redeem the Series A Cumulative Redeemable Preferred Shares, in whole or from time to time in part, at a redemption price of $25.00 per share, plus any accrued and unpaid dividends. The holders of Series A Cumulative Redeemable Preferred Shares have no voting rights except, in certain limited circumstances.
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
Universal Shelf—In August 2012, the Trust filed a Registration Statement on Form S-3 with the Securities and Exchange Commission ("SEC"), registering equity securities with a maximum aggregate offering price of up to $500.0 million. As of December 31, 2012, equity securities with a maximum aggregate offering price of $361.7 million remained available to issue under this Registration Statement.
See Note 15, "Subsequent Events," for information relating to a common share offering completed subsequent to December 31, 2012.

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
The Trust initially reserved 454,657 common shares for issuance under the Plan at its establishment. In May 2012, the Trust’s common shareholders approved an amendment to the Plan such that the number of shares available for issuance under the Plan was increased by 2,750,000. Shares that are issued under the Plan to any person pursuant to an award are counted against this limit as one share for every one share granted. If any shares covered by an award are not purchased or are forfeited, if an award is settled in cash, or if an award otherwise terminates without delivery of any shares, then the number of common shares counted against the aggregate number of shares available under the Plan with respect to the award will, to the extent of any such forfeiture or termination, again be available for making awards under the Plan. As of December 31, 2012, subject to increases that may result in the case of any future forfeiture or termination of currently outstanding awards, 2,588,574 common shares were reserved and available for future issuances under the Plan.
The Trust will make appropriate adjustments to outstanding awards and the number of shares available for issuance under the Plan, including the individual limitations on awards, to reflect share dividends, share splits, spin-offs and other similar events. While the compensation committee can terminate or amend the Plan at any time, no amendment can adversely impair the rights of grantees with respect to outstanding awards. In addition, an amendment will be contingent on approval of the Trust’s common shareholders to the extent required by law or if the amendment would materially increase the benefits accruing to participants under the Plan, materially increase the aggregate number of shares that can be issued under the Plan, or materially modify the requirements as to eligibility for participation in the Plan. Unless terminated earlier, the Plan will terminate in January 2020, but will continue to govern unexpired awards.
For the year ended December 31, 2010, the Company granted 250,414 restricted common shares to certain employees. Two types of shares were granted: (1) 212,044 shares that vest solely on continued employment (time-based awards) and (2) 38,370 shares that vest based on the Company achieving specified levels of relative total shareholder return and continued employment (performance-based awards). The time-based awards were eligible to vest at the rate of one-third of the number of restricted shares granted commencing on the first anniversary of their issuance. The performance-based awards were eligible to vest at the rate of one-third of the number of restricted shares granted commencing on December 31, 2010 and each year thereafter. Additional vesting of performance-based awards could also have occurred at December 31, 2012 based on the cumulative level of relative total shareholder return during the entire performance measurement period. Dividends on the performance-based awards accrued, but were not paid unless the related shares vested. The fair value of the 2010 performance-based awards was determined using a Monte Carlo simulation with the following assumptions: volatility of 79.42%; an expected term equal to the requisite service period for the awards; and a risk-free interest rate of 1.45%.

For the year ended December 31, 2011, the Trust granted 190,750 restricted common shares to certain employees and trustees, of which 165,250 shares were time-based awards and 25,500 shares were performance-based awards. For employees, the time-based awards were generally eligible to vest at the rate of one-half of the number of restricted shares granted commencing on the second anniversary of the Trust's IPO. For trustees, the time-based awards were eligible to vest fully on the date of the Trust's first annual meeting following the grant date. The performance-based awards were eligible to vest at the rate of one-half of the number of restricted shares granted commencing on December 31, 2011 and the year thereafter. Additional vesting of performance-based awards could also have occurred at December 31, 2012 based on the cumulative level of relative total shareholder return during the entire performance measurement period. Dividends on these performance-based awards accrued, but were not paid unless the related shares vested. The fair value of the 2011 performance-based awards was determined using a Monte Carlo simulation with the following assumptions: volatility of 65.88%; an expected term equal to the requisite service period for the awards; and a risk-free interest rate of 0.59%.
For the year ended December 31, 2012, the Trust granted 192,900 restricted common shares to certain employees and trustees, all of which were time-based awards. For employees, the time-based awards are generally eligible to vest at the rate of one-fourth of the number of restricted shares granted commencing on the first anniversary of their issuance. For trustees, the time-based awards are eligible to vest fully on the date of the Trust's first annual meeting following the grant date.
As of December 31, 2012, there was approximately $4.0 million of unrecognized share-based compensation expense related to restricted common shares. The unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 3.7 years. The following is a summary of the Trust’s restricted common share activity for the years ended December 31, 2012, 2011 and 2010:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Restricted common shares as of December 31, 2009	—	$—
Granted	250,414	$18.50
Vested	—	$—
Forfeited	—	$—
Restricted common shares as of December 31, 2010	250,414	$18.50
Granted	190,750	$17.25
Vested	(70,680)	$19.12
Forfeited	(3,750)	$15.74
Restricted common shares as of December 31, 2011	366,734	$17.75
Granted	192,900	$20.28
Vested	(192,472)	$17.40
Forfeited	(25,579)	$15.00
Restricted common shares as of December 31, 2012	341,583	$19.59

10. Related-Party Transactions
On January 27, 2010, at the time of the closing of the IPO, the Trust repaid a $249 thousand loan from certain executives that had been made in 2009 to fund certain offering costs of the IPO. At the same time, the Trust repurchased from those same executives 100,000 common shares issued in connection with the Trust's initial capitalization for an aggregate price of $1 thousand, the same price the executives paid for the shares.

11. Fair Value Measurements and Derivative Instruments
The following table sets forth the Trust’s financial assets and liabilities measured at fair value by level within the fair value hierarchy (in thousands). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at December 31, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Interest rate cap (included within prepaid expenses and other assets)	$6	$—	$6	$—
	$6	$—	$6	$—
Liabilities:
Interest rate swaps (included within other liabilities)	$573	$—	$573	$—
	$573	$—	$573	$—
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
The Trust’s financial instruments in addition to those disclosed in the table above include cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, loan receivable and long-term debt. The carrying values reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses approximate fair value. The Trust estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument using estimated market rates of debt instruments with similar maturities and credit profiles. These inputs are classified as Level 3 within the fair value hierarchy. As of December 31, 2012, the carrying values reported in the consolidated balance sheet for its loan receivable and long-term debt approximated their fair values.

12. Income Taxes
The components of income tax expense (benefit) for the years ended December 31, 2012, 2011 and 2010 are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Current:
Federal	$305	$—	$—
State	48	7	—
	353	7	—
Deferred:
Federal	304	77	(454)
State	81	34	(129)
	385	111	(583)
Income tax expense (benefit)	$738	$118	$(583)

A reconciliation of the statutory federal income tax expense (benefit) to the Trust’s income tax expense (benefit) is as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Statutory federal income tax expense (benefit)	$9,491	$3,112	$(427)
Effect of non-taxable REIT income	(8,761)	(3,023)	(79)
State income tax expense (benefit), net of federal taxes	73	14	(85)
Other	(65)	15	8
Income tax expense (benefit)	$738	$118	$(583)
The tax effect of each type of temporary difference and carryforward that gives rise to the deferred tax assets and liabilities as of December 31, 2012 and 2011 are as follows (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Employee-related compensation	$105	$143
Net operating loss carryforwards	—	333
Other	—	—
	105	476
Deferred tax liability:
Other	18	4
	18	4
Net deferred tax asset	$87	$472

As of December 31, 2012, the Trust had a net deferred tax asset of $0.1 million, primarily due to employee-related compensation. The Trust believes that it is more likely than not that CHSP TRS will generate sufficient taxable income to realize in full this deferred tax asset. Accordingly, no valuation allowance has been recorded as of December 31, 2012.

13. Quarterly Operating Results (unaudited)

	Quarter Ended - 2012
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Total revenue	$50,270	$67,046	$75,860	$85,100
Total operating expenses	47,581	51,420	60,814	69,769
Operating income	2,689	15,626	15,046	15,331
Net income (loss)	(796)	9,053	9,033	9,887
Net income (loss) available to common shareholders, excluding amounts attributable to unvested time-based awards(1)	(830)	9,009	7,008	7,390
Net income (loss) available per common share – basic and diluted(2)	(0.03)	0.28	0.21	0.19

	Quarter Ended - 2011
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Total revenue	$23,987	$40,294	$51,780	$56,130
Total operating expenses	24,742	35,525	41,781	48,058
Operating income (loss)	(755)	4,769	9,999	8,072
Net income (loss)	(1,669)	2,037	5,727	2,941
Net income (loss) available to common shareholders, excluding amounts attributable to unvested time-based awards(1)	(1,728)	1,976	5,666	2,880
Net income (loss) available per common share – basic and diluted(2)	(0.08)	0.06	0.18	0.09

(1)	The sum of amounts for the four quarters may differ from the annual amount due to the required method of computing the two-class method in the respective periods.

(2)
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
Franchise Agreements—As of December 31, 2012, eight of the Trust’s hotels operated pursuant to franchise agreements with hotel brand companies, six hotels operated pursuant to management agreements with hotel brand companies that allowed them to operate under their respective brands, and one hotel operated as an independent hotel. Under the eight franchise agreements, the Trust generally pays a royalty fee ranging from 3% to 6% of room revenues and up to 3% of food and beverage revenues, plus additional fees for marketing, central reservation systems, and other franchisor costs that amount to between 1% and 5% of room revenues.
Ground Lease Agreement—The Trust leases the land underlying the Hyatt Regency Mission Bay Spa and Marina pursuant to a lease agreement, which has an initial term ending January 2056. Rent due under the lease agreement is the greater of base rent or percentage rent. Base rent is currently $2.0 million per year. Base rent resets every three years over the remaining term of the lease equal to 75% of the average of the actual rent paid over the two years preceding the base rent reset year. The next base rent reset year is 2013. Annual percentage rent is calculated based on various percentages of the hotel's various sources of revenue, including room, food and beverage, and marina rentals, earned during the period.
Purchase and Sale Agreement—As of December 31, 2012, the Trust had the 185-room Hyatt Place New York Midtown South, currently under development, under contract for a purchase price of $76.2 million, plus customary pro-rated amounts and closing costs. The Trust expects to fund the purchase price with available cash and cash equivalents and the proceeds of a $35.0 million advance under a $60.0 million term loan. The Trust has deposited $0.7 million under the purchase and sale agreement, which is non-refundable except (1) in the event of a default under the purchase and sale agreement by the seller or (2) as expressly otherwise provided by the purchase and sale agreement. The Trust has also provided a loan to the seller in the amount of $7.8 million, the proceeds of which have been used toward completing construction of the hotel. As of December 31, 2012, the Trust had $7.8 million outstanding under the hotel construction loan. The loan bore interest at 6.0% per annum through December 30, 2012 and bears interest at 12.0% per annum from December 31, 2012 through maturity. The loan is secured by a second mortgage lien on the hotel. The loan matures at the earlier of the closing on the hotel acquisition or February 28, 2013, but may be extended under certain circumstances as set forth in the loan agreement.
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

15. Subsequent Events
On February 6, 2013, the Trust completed an underwritten public offering of 8,337,500 common shares at a price of $20.75 per share, including 1,087,500 shares sold pursuant to the underwriters' exercise of their option to purchase additional shares. After deducting underwriting fees and estimated offering costs, the Trust generated net proceeds of approximately $165.8 million. The Trust used a portion of the net proceeds of the offering to repay outstanding borrowings under its revolving credit facility and intends to use the remaining net proceeds to invest in future acquisitions of hotels and for general corporate purposes.
On February 15, 2013, the Trust entered into a loan agreement to obtain a $32.0 million loan, which matures in February 2023 and is secured by the Hilton Checkers Los Angeles. The loan carries a fixed interest rate of 4.11% per annum, with principal and interest payments based on a 30-year amortization.

CHESAPEAKE LODGING TRUST
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2012
(in thousands)

Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent to Acquisition	Gross Amount at End of Year			Accumulated Depreciation	Year of Acquisition	Depreciation Life
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Hyatt Regency Boston Boston, Massachusetts	$93,119	$—	$71,462	$3,700	$75	$75,087	$75,162	$5,341	2010	40 years
Hilton Checkers Los Angeles Los Angeles, California	(1)	9,010	32,710	336	9,022	33,034	42,056	2,145	2010	40 years
Courtyard Anaheim at Disneyland Resort Anaheim, California	(1)	7,862	16,072	26	7,865	16,095	23,960	972	2010	40 years
Boston Marriott Newton Newton, Massachusetts	(1)	11,800	56,450	363	11,905	56,708	68,613	3,439	2010	40 years
Le Meridien San Francisco San Francisco, California	(2)	28,737	100,734	379	28,764	101,086	129,850	5,283	2010	40 years
Homewood Suites Seattle Convention Center Seattle, Washington	(1)	6,266	44,004	239	6,266	44,243	50,509	1,842	2011	40 years
W Chicago – City Center Chicago, Illinois	(2)	29,800	93,464	4,512	29,800	97,976	127,776	3,964	2011	40 years
Hotel Indigo San Diego Gaslamp Quarter San Diego, California	(1)	8,300	43,000	433	8,300	43,433	51,733	1,617	2011	40 years
Courtyard Washington Capitol Hill/Navy Yard Washington, DC	36,625	9,661	57,930	9	9,661	57,939	67,600	2,173	2011	40 years
Hotel Adagio San Francisco San Francisco, California	(1)	7,900	33,973	4,678	7,900	38,651	46,551	1,430	2011	40 years
Denver Marriott City Center Denver, Colorado	69,655	3,500	118,209	98	3,526	118,281	121,807	3,700	2011	40 years
Holiday Inn New York City Midtown – 31st Street New York, New York	(3)	14,350	36,325	62	14,352	36,385	50,737	839	2011	40 years
W Chicago – Lakeshore Chicago, Illinois	(1)	40,000	80,800	—	40,000	80,800	120,800	673	2012	40 years
Hyatt Regency Mission Bay Spa and Marina San Diego, California	—	—	57,633	60	—	57,693	57,693	481	2012	40 years
The Hotel Minneapolis, Autograph Collection Minneapolis, Minnesota	(1)	2,350	39,988	—	2,350	39,988	42,338	167	2012	40 years
Totals	$404,399	$179,536	$882,754	$14,895	$179,786	$897,399	$1,077,185	$34,066

(1)	This hotel secures borrowings made under the Trust's revolving credit facility, which had outstanding borrowings of $50,000 as of December 31, 2012.

(2)	This hotel secures a term loan issued on July 8, 2011, which had an outstanding principal balance of $130,000 as of December 31, 2012.

(3)	This hotel secures a term loan issued on July 3, 2012, which had an outstanding principal balance of $25,000 as of December 31, 2012.

Notes:

(a)    The change in total cost of real estate assets for the years ended December 31, 2012, 2011 and 2010 is as follows:

Balance as of December 31, 2009	$—
Acquisitions	334,837
Capital expenditures and transfers from construction-in-progress	994
Balance as of December 31, 2010	335,831
Acquisitions	506,682
Capital expenditures and transfers from construction-in-progress	960
Balance as of December 31, 2011	843,473
Acquisitions	220,771
Capital expenditures and transfers from construction-in-progress	12,941
Balance as of December 31, 2012	$1,077,185

(b)    The change in accumulated depreciation and amortization of real estate assets for the years ended December 31, 2012, 2011 and 2010 is as follows:

Balance as of December 31, 2009	$—
Depreciation and amortization	2,974
Balance as of December 31, 2010	2,974
Depreciation and amortization	11,763
Balance as of December 31, 2011	14,737
Depreciation and amortization	19,329
Balance as of December 31, 2012	$34,066