Form 10-Q
period 2013-03-31
Chesapeake Lodging Trust
filed 2013-05-07
CIK 1473078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________
FORM 10-Q
________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
_______________________________________________________________________
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
As of May 3, 2013, there were 48,570,463 shares of the registrant’s common shares issued and outstanding.

CHESAPEAKE LODGING TRUST

PART I

Item 1.	Financial Statements

CHESAPEAKE LODGING TRUST
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Property and equipment, net	$1,205,202	$1,107,722
Intangible assets, net	39,232	39,382
Cash and cash equivalents	106,240	33,194
Restricted cash	24,517	23,460
Accounts receivable, net of allowance for doubtful accounts of $80 and $94, respectively	13,354	8,384
Prepaid expenses and other assets	9,034	14,056
Deferred financing costs, net of accumulated amortization of $2,029 and $1,410, respectively	7,059	6,630
Total assets	$1,404,638	$1,232,828

LIABILITIES AND SHAREHOLDERS’ EQUITY
Long-term debt	$421,355	$405,208
Accounts payable and accrued expenses	38,440	34,868
Other liabilities	28,448	25,944
Total liabilities	488,243	466,020
Commitments and contingencies (Note 11)
Preferred shares, $.01 par value; 100,000,000 shares authorized; Series A Cumulative Redeemable Preferred Shares; 5,000,000 shares issued and outstanding ($127,422 liquidation preference)	50	50
Common shares, $.01 par value; 400,000,000 shares authorized; 48,570,463 shares and 39,763,930 shares issued and outstanding, respectively	486	398
Additional paid-in capital	965,149	799,278
Cumulative dividends in excess of net income	(48,678)	(32,089)
Accumulated other comprehensive loss	(612)	(829)
Total shareholders’ equity	916,395	766,808
Total liabilities and shareholders’ equity	$1,404,638	$1,232,828
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2013	2012
REVENUE
Rooms	$51,544	$38,136
Food and beverage	15,912	10,467
Other	3,145	1,667
Total revenue	70,601	50,270

EXPENSES
Hotel operating expenses:
Rooms	14,019	9,724
Food and beverage	12,592	8,183
Other direct	1,771	906
Indirect	26,580	18,993
Total hotel operating expenses	54,962	37,806
Depreciation and amortization	8,839	6,530
Air rights contract amortization	130	130
Corporate general and administrative:
Share-based compensation	1,133	782
Hotel acquisition costs	2,899	309
Other	2,209	2,024
Total operating expenses	70,172	47,581
Operating income	429	2,689
Interest income	218	3
Interest expense	(5,441)	(5,084)
Loss before income taxes	(4,794)	(2,392)
Income tax benefit	2,284	1,596
Net loss	(2,510)	(796)
Preferred share dividends	(2,422)	—
Net loss available to common shareholders	$(4,932)	$(796)
Net loss available per common share—basic and diluted	$(0.11)	$(0.03)
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2013	2012
Net loss	$(2,510)	$(796)
Other comprehensive income (loss):
Unrealized losses on cash flow hedge instruments	(42)	(339)
Reclassification of unrealized losses on cash flow hedge instruments to interest expense	259	227
Comprehensive loss	$(2,293)	$(908)
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Preferred Shares		Common Shares		Additional Paid-In Capital	Cumulative Dividends in Excess of Net Income	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount				Total

Balances at December 31, 2012	5,000,000	$50	39,763,930	$398	$799,278	$(32,089)	$(829)	$766,808
Sale of common shares, net of underwriting fees and offering costs	—	—	8,337,500	83	165,831	—	—	165,914
Repurchase of common shares	—	—	(49,239)	—	(1,088)	—	—	(1,088)
Issuance of restricted common shares	—	—	517,400	5	(5)	—	—	—
Issuance of unrestricted common shares	—	—	872	—	20	—	—	20
Amortization of deferred compensation	—	—	—	—	1,113	—	—	1,113
Declaration of dividends on common shares	—	—	—	—	—	(11,657)	—	(11,657)
Declaration of dividends on preferred shares	—	—	—	—	—	(2,422)	—	(2,422)
Net loss	—	—	—	—	—	(2,510)	—	(2,510)
Other comprehensive income	—	—	—	—	—	—	217	217
Balances at March 31, 2013	5,000,000	$50	48,570,463	$486	$965,149	$(48,678)	$(612)	$916,395
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(2,510)	$(796)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,839	6,530
Air rights contract amortization	130	130
Deferred financing costs amortization	619	439
Share-based compensation	1,133	782
Other	(131)	(131)
Changes in assets and liabilities:
Accounts receivable, net	(4,710)	(3,207)
Prepaid expenses and other assets	(2,697)	(2,851)
Accounts payable and accrued expenses	3,021	1,079
Other liabilities	(6)	65
Net cash provided by operating activities	3,688	2,040
Cash flows from investing activities:
Acquisition of hotels, net of cash acquired	(101,941)	—
Deposit on hotel acquisition	—	(2,000)
Receipt of deposit on hotel acquisition	700	—
Improvements and additions to hotels	(4,572)	(4,744)
Repayment of (investment in) hotel construction loan	7,810	(2,268)
Change in restricted cash	(1,057)	(944)
Net cash used in investing activities	(99,060)	(9,956)
Cash flows from financing activities:
Proceeds from sale of common shares, net of underwriting fees	166,083	—
Payment of offering costs related to sale of common shares	(169)	—
Borrowings under revolving credit facility	5,000	10,000
Repayments under revolving credit facility	(55,000)	—
Proceeds from issuance of mortgage debt	67,000	—
Scheduled principal payments on mortgage debt	(800)	(493)
Payment of deferred financing costs	(1,048)	(10)
Deposits on loan applications	(390)	(1,400)
Payment of dividends to common shareholders	(8,748)	(6,420)
Payment of dividends to preferred shareholders	(2,422)	—
Repurchase of common shares	(1,088)	(621)
Net cash provided by financing activities	168,418	1,056
Net increase (decrease) in cash	73,046	(6,860)
Cash and cash equivalents, beginning of period	33,194	20,960
Cash and cash equivalents, end of period	$106,240	$14,100
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,748	$4,599
Cash paid for income taxes	$3	$18
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Organization and Description of Business
Chesapeake Lodging Trust (the “Trust”) is a self-advised real estate investment trust (“REIT”) that was organized in the state of Maryland in June 2009. The Trust is focused on investments primarily in upper-upscale hotels in major business and convention markets and, on a selective basis, premium select-service hotels in urban settings or unique locations in the United States of America (“U.S.”). The Trust completed its initial public offering (“IPO”) on January 27, 2010. As of March 31, 2013, the Trust owned 17 hotels with an aggregate of 5,004 rooms in eight states and the District of Columbia.
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
The information in these interim consolidated financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal, recurring nature unless disclosed otherwise. These interim consolidated financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission (“SEC”) and do not include all of the information and disclosures required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Trust's Form 10-K for the year ended December 31, 2012.
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

The Trust reviews its hotels for impairment whenever events or changes in circumstances indicate that the carrying values of the hotels may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the hotels due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel’s estimated fair market value is recorded and an impairment loss is recognized. No impairment losses have been recognized for the three months ended March 31, 2013 and 2012.
The Trust classifies a hotel as held for sale in the period in which it has made the decision to dispose of the hotel, a binding agreement to purchase the hotel has been signed under which the buyer has committed a significant amount of nonrefundable cash, and no significant financing contingencies exist which could cause the transaction not to be completed in a timely manner. If these criteria are met, depreciation and amortization of the hotel will cease and an impairment loss will be recognized if the fair value of the hotel, less the costs to sell, is lower than the carrying amount of the hotel. The Trust will classify the loss, together with the related operating results, as discontinued operations in the consolidated statements of operations and classify the related assets and liabilities as held for sale in the consolidated balance sheets. As of March 31, 2013, the Trust had no assets held for sale or liabilities related to assets held for sale.
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
Share-Based Compensation—From time to time, the Trust grants restricted share awards to employees and trustees. To date, the Trust has granted two types of restricted share awards: (1) awards that vest solely on continued employment or service (time-based awards) and (2) awards that vest based on the Trust achieving specified levels of relative total shareholder return and continued employment (performance-based awards). The Trust measures share-based compensation expense for the restricted share awards based on the fair value of the awards on the date of grant. The fair value of time-based awards is determined based on the closing price of the Trust’s common shares on the measurement date, which is generally the date of grant. The fair value of performance-based awards is determined using a Monte Carlo simulation. For time-based awards, share-based compensation expense is recognized on a straight-line basis over the life of the entire award. For performance-based awards, share-based compensation expense is recognized over the requisite service period for each award. No share-based compensation expense is recognized for awards for which employees or trustees do not render the requisite service.
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
Recent Accounting Pronouncements—In February 2013, the Financial Accounting Standards Board (the "FASB") issued updated accounting guidance to improve the reporting of amounts reclassified out of accumulated other comprehensive income. The new accounting guidance requires information to be provided about the amounts reclassified out of accumulated other comprehensive income by component and to present, either on the face of the statement where net income is presented or in the notes to the financial statements, significant amounts reclassified out of accumulated other comprehensive income by respective line items of net income. The new accounting guidance is to be applied prospectively and is effective for interim and annual periods beginning after December 15, 2012. The Trust adopted the new accounting guidance on January 1, 2013. The Trust does not believe that the adoption of this guidance has a material impact on the interim consolidated financial statements.

3. Acquisition of Hotels
The Trust has acquired the following hotels since January 1, 2012 (in thousands, except rooms data):

Hotel	Location	Rooms	Net Assets Acquired	Acquisition Date
2012 Acquisitions:
W Chicago – Lakeshore	Chicago, IL	520	$124,920	August 21, 2012
Hyatt Regency Mission Bay Spa and Marina(1)	San Diego, CA	429	59,900	September 7, 2012
The Hotel Minneapolis, Autograph Collection	Minneapolis, MN	222	46,372	October 30, 2012
		1,171	$231,192
2013 Acquisitions:
Hyatt Place New York Midtown South	New York, NY	185	$76,362	March 14, 2013
W New Orleans – French Quarter	New Orleans, LA	97	25,595	March 28, 2013
		282	$101,957

(1)
As part of the acquisition, the Trust assumed a ground lease, which has an initial term ending January 2056. See Note 11, "Commitments and Contingencies," for additional information relating to the lease agreement.

The allocation of the purchase prices to the assets acquired and liabilities assumed based on their fair values was as follows (in thousands):

2013 Acquisitions
Land and land improvements	$22,563
Buildings and leasehold improvements	74,469
Furniture, fixtures and equipment	4,715
Cash	16
Accounts receivable, net	260
Prepaid expenses and other assets	403
Accounts payable and accrued expenses	(469)
Net assets acquired	$101,957

The following financial information presents the pro forma results of operations of the Trust for the three months ended March 31, 2013 and 2012 as if all the 2012 and 2013 hotel acquisitions had taken place on January 1, 2012. The pro forma results for the three months ended March 31, 2013 and 2012 have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have actually occurred had all transactions taken place on January 1, 2012, or of future results of operations (in thousands, except per share data).

	Three Months Ended March 31,
	2013	2012
Total revenue	$73,322	$69,622
Total hotel operating expenses	57,254	55,551
Total operating expenses	69,796	67,482
Operating income	3,526	2,140
Net loss available to common shareholders	(2,446)	(4,715)
Net loss available per common share - basic and diluted	$(0.05)	$(0.10)

4. Property and Equipment
Property and equipment as of March 31, 2013 and December 31, 2012 consisted of the following (in thousands):

	March 31,	December 31,
	2013	2012
Land and land improvements	$202,348	$179,786
Buildings and leasehold improvements	976,392	897,725
Furniture, fixtures and equipment	82,784	76,077
Construction-in-progress	4,623	6,240
	1,266,147	1,159,828
Less: accumulated depreciation and amortization	(60,945)	(52,106)
Property and equipment, net	$1,205,202	$1,107,722

5. Intangible Assets and Liability
Intangible assets and liability as of March 31, 2013 and December 31, 2012 consisted of the following (in thousands):

	March 31,	December 31,
	2013	2012
Intangible assets:
Air rights contract	$36,105	$36,105
Favorable ground leases	4,828	4,828
	40,933	40,933
Less: accumulated amortization	(1,701)	(1,551)
Intangible assets, net	$39,232	$39,382

Intangible liability:
Unfavorable contract liability	$14,236	$14,236
Less: accumulated amortization	(588)	(490)
Intangible liability, net (included within other liabilities)	$13,648	$13,746

6. Long-Term Debt
Long-term debt as of March 31, 2013 and December 31, 2012 consisted of the following (in thousands):

	March 31,	December 31,
	2013	2012
Revolving credit facility	$—	$50,000
Term loans	190,000	155,000
Other mortgage loans	230,599	199,399
	420,599	404,399
Unamortized premium	756	809
Long-term debt	$421,355	$405,208
Revolving credit facility
On October 25, 2012, the Trust entered into an amended credit agreement to (1) increase the maximum size of the revolving credit facility from $200.0 million to $250.0 million, (2) lower the interest rate to LIBOR plus 1.75% - 2.75% (the spread over LIBOR continues to be based on the Trust's consolidated leverage ratio), and (3) extend the maturity date to April 25, 2016. The amended credit agreement provides for the possibility of further future increases, up to a maximum of $375.0 million, in accordance with the terms of the amended credit agreement. The amended credit agreement also provides for an extension of the maturity date by one year, subject to satisfaction of certain customary conditions.
As of March 31, 2013, the interest rate in effect for borrowings under the revolving credit facility was 1.95%. The amount that the Trust can borrow under the revolving credit facility is based on the value of the Trust's hotels included in the borrowing base, as defined in the amended credit agreement. As of March 31, 2013, the revolving credit facility was secured by seven hotels providing borrowing availability of $236.1 million, of which no amount was outstanding. The amended credit agreement contains standard financial covenants, including certain leverage ratios, coverage ratios, and a minimum tangible net worth requirement.
Term loans
On July 3, 2012, the Trust entered into a loan agreement to obtain a $60.0 million term loan. The initial term of the loan matures in July 2014 and the Trust has three one-year extension options that may be exercised subject to certain conditions. At the initial closing, $25.0 million was advanced by the lender and was secured by Holiday Inn New York City Midtown – 31st Street. On March 14, 2013, $35.0 million was advanced by the lender in connection with the acquisition of the Hyatt Place New York Midtown South. Following the subsequent advance, the entire $60.0 million principal amount of the loan is secured by both hotels. The loan bears interest equal to LIBOR, plus 3.25%. Contemporaneous with the closing of the term loan, the Trust entered into an interest rate swap to effectively fix the interest rate on the initial $25.0 million advance for the original two-year term at 3.75% per annum. Under the terms of the interest rate swap, the Trust pays fixed interest of 0.50% per annum on a notional amount of $25.0 million and receives floating rate interest equal to the one-month LIBOR. The effective date of the interest rate swap is July 3, 2012 and it matures on July 3, 2014. Contemporaneous with the subsequent advance, the Trust entered into an interest rate swap to effectively fix the interest rate on the $35.0 million subsequent advance for the remaining initial term of the loan at 3.65% per annum. Under the terms of the interest rate swap, the Trust pays fixed interest of 0.40% per annum on a notional amount of $35.0 million and receives floating rate interest equal to the one-month LIBOR. The effective date of the interest rate swap is March 14, 2013 and it matures on July 3, 2014.
Other mortgage loans
On July 27, 2012, the Trust entered into a loan agreement to obtain a $70.0 million loan secured by the Denver Marriott City Center. The loan has a term of 30 years, but is callable by the lender after 10 years, and the Trust expects the lender to call the loan at that time. The loan carries a fixed interest rate of 4.90% per annum, with principal and interest payments based on a 30-year principal amortization.
On February 15, 2013, the Trust entered into a loan agreement to obtain a $32.0 million loan, which matures in March 2023 and is secured by the Hilton Checkers Los Angeles. The loan carries a fixed interest rate of 4.11% per annum, with principal and interest payments based on a 30-year principal amortization.
As of March 31, 2013, the Trust was in compliance with all financial covenants under its borrowing arrangements. As of March 31, 2013, the Trust’s weighted-average interest rate on its long-term debt was 4.70%. Future scheduled principal payments of debt obligations (assuming no exercise of extension options) as of March 31, 2013 are as follows (in thousands):

Year	Amounts
2013	$2,763
2014	193,889
2015	4,090
2016	124,925
2017	1,924
Thereafter	93,008
$420,599

7. Earnings Per Share
The following is a reconciliation of the amounts used in calculating basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2013	2012
Numerator:
Net loss available to common shareholders	$(4,932)	$(796)
Less: Dividends declared on unvested time-based awards	(88)	(34)
Less: Undistributed earnings allocated to unvested time-based awards	—	—
Net loss available to common shareholders, excluding amounts attributable to unvested time-based awards	$(5,020)	$(830)
Denominator:
Weighted-average number of common shares outstanding—basic and diluted	44,493,165	31,873,940
Net loss available per common share—basic and diluted	$(0.11)	$(0.03)
For the three months ended March 31, 2013 and 2012, 344,900 unvested performance-based awards and 63,870 unvested performance-based awards, respectively, were excluded from diluted weighted-average common shares outstanding, as the awards had not achieved the specific levels of relative total shareholder return required for vesting at each period or their effect would have been anti-dilutive.

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
On February 6, 2013, the Trust completed an underwritten public offering of 8,337,500 common shares at a price of $20.75 per share, including 1,087,500 shares sold pursuant to the underwriters' exercise of their option to purchase additional shares. After deducting underwriting fees and offering costs, the Trust generated net proceeds of $165.9 million.
For the three months ended March 31, 2013, the Trust issued 872 unrestricted common shares and 517,400 restricted common shares to its trustees and employees. For the three months ended March 31, 2013, the Trust repurchased 49,239 common shares from employees to satisfy the minimum statutory tax withholding requirements related to the vesting of their previously granted restricted common shares. As of March 31, 2013, the Trust had 48,570,463 common shares outstanding.
For the three months ended March 31, 2013, the Trust paid or its board of trustees declared the following dividends per common share:

	Record Date	Payment Date	Dividend Per Common Share
Fourth Quarter 2012	December 31, 2012	January 15, 2013	$0.22
First Quarter 2013	March 29, 2013	April 15, 2013	$0.24
Preferred Shares—The Trust is authorized to issue up to 100,000,000 preferred shares, $.01 par value per share. The Trust’s board of trustees is required to set for each class or series of preferred shares the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption.
On July 17, 2012, the Trust completed an underwritten public offering of 5,000,000 shares of its 7.75% Series A Cumulative Redeemable Preferred Shares, including 600,000 shares sold pursuant to the underwriters’ exercise of their over-allotment option. After deducting underwriting fees and offering costs, the Trust generated net proceeds of $120.6 million. As of March 31, 2013, the Trust had 5,000,000 shares of its 7.75% Series A Cumulative Redeemable Preferred Shares outstanding.

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
For the three months ended March 31, 2013, the Trust paid or its board of trustees declared the following dividends per preferred share:

	Record Date	Payment Date	Dividend Per Series A Cumulative Redeemable Preferred Share
Fourth Quarter 2012	December 31, 2012	January 15, 2013	$0.484375
First Quarter 2013	March 29, 2013	April 15, 2013	$0.484375
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
Universal Shelf—In August 2012, the Trust filed a Registration Statement on Form S-3 with the Securities and Exchange Commission ("SEC"), registering equity securities with a maximum aggregate offering price of up to $500.0 million. As of March 31, 2013, equity securities with a maximum aggregate offering price of $188.7 million remained available to issue under this Registration Statement.

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
The Trust initially reserved 454,657 common shares for issuance under the Plan at its establishment. In May 2012, the Trust’s common shareholders approved an amendment to the Plan such that the number of shares available for issuance under the Plan was increased by 2,750,000. Shares that are issued under the Plan to any person pursuant to an award are counted against this limit as one share for every one share granted. If any shares covered by an award are not purchased or are forfeited, if an award is settled in cash, or if an award otherwise terminates without delivery of any shares, then the number of common shares counted against the aggregate number of shares available under the Plan with respect to the award will, to the extent of any such forfeiture or termination, again be available for making awards under the Plan. As of March 31, 2013, subject to increases that may result in the case of any future forfeiture or termination of currently outstanding awards, 2,070,302 common shares were reserved and available for future issuances under the Plan.
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
For the three months ended March 31, 2013, the Trust granted 517,400 restricted common shares to certain employees, of which 172,500 shares were time-based awards and 344,900 shares were performance-based awards. The time-based awards are generally eligible to vest at the rate of one-fourth of the number of restricted shares granted commencing on the first anniversary of their issuance. The performance-based awards are eligible to vest at the rate of one-fourth of the number of restricted shares granted commencing on December 31, 2013 and each year thereafter. Additional vesting of performance-based awards can also occur at December 31, 2016 based on the cumulative level of relative total shareholder return during the entire performance measurement period. Dividends on these performance-based awards accrue, but are not paid unless the related shares vest. The fair value of the 2013 performance-based awards was determined using a Monte Carlo simulation with the following assumptions: volatility of 31.15%; an expected term equal to the requisite service period for the awards; and a risk-free interest rate of 0.55%.
As of March 31, 2013, there was approximately $11.9 million of unrecognized share-based compensation expense related to restricted common shares. The unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 3.2 years.
The following is a summary of the Trust’s restricted common share activity for the three months ended March 31, 2013:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Restricted common shares as of December 31, 2012	341,583	$19.59
Granted	517,400	$17.26
Vested	(148,683)	$18.69
Forfeited	—	$—
Restricted common shares as of March 31, 2013	710,300	$18.08

10. Fair Value Measurements and Derivative Instruments
The following table sets forth the Trust’s financial assets and liabilities measured at fair value by level within the fair value hierarchy (in thousands). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at March 31, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Interest rate cap (included within prepaid expenses and other assets)	$5	$—	$5	$—
	$5	$—	$5	$—
Liabilities:
Interest rate swaps (included within other liabilities)	$355	$—	$355	$—
	$355	$—	$355	$—
Derivative instruments are classified within Level 2 of the fair value hierarchy as they are valued using third-party pricing models which contain inputs that are derived from observable market data. Where possible, the values produced by the pricing models are verified to market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility, and correlations of such inputs.
The Trust’s financial instruments in addition to those disclosed in the table above include cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, loan receivable and long-term debt. The carrying values reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses approximate fair value. The Trust estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument using estimated market rates of debt instruments with similar maturities and credit profiles. These inputs are classified as Level 3 within the fair value hierarchy. As of March 31, 2013, the carrying value reported in the consolidated balance sheet for its long-term debt approximated its fair value.

11. Commitments and Contingencies
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
Franchise Agreements—As of March 31, 2013, 10 of the Trust’s hotels operated pursuant to franchise agreements with hotel brand companies and seven hotels operated pursuant to management agreements with hotel brand companies that allowed them to operate under their respective brands. Under the 10 franchise agreements, the Trust generally pays a royalty fee ranging from 3% to 6% of room revenues and up to 3% of food and beverage revenues, plus additional fees for marketing, central reservation systems, and other franchisor costs that amount to between 1% and 5% of room revenues.
Ground Lease Agreement—The Trust leases the land underlying the Hyatt Regency Mission Bay Spa and Marina pursuant to a lease agreement, which has an initial term ending January 2056. Rent due under the lease agreement is the greater of base rent or percentage rent. Base rent is currently $2.2 million per year. Base rent resets every three years over the remaining term of the lease equal to 75% of the average of the actual rent paid over the two years preceding the base rent reset year. The next base rent reset year is 2016. Annual percentage rent is calculated based on various percentages of the hotel's various sources of revenue, including room, food and beverage, and marina rentals, earned during the period.
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

12. Subsequent Events
On April 25, 2013, the Trust acquired the 410-room W New Orleans located in New Orleans, Louisiana for approximately $65.7 million, including acquired working capital. The Trust funded the acquisition with available cash and cash equivalents.
On May 3, 2013, the Trust entered into a loan agreement to obtain a $60.0 million loan, which matures in May 2020 and is secured by the Boston Marriott Newton. The loan carries a fixed interest rate of 3.63% per annum, with principal and interest payments based on a 25-year principal amortization.

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
These risks and uncertainties, together with the information contained in our Form 10-K for the year ended December 31, 2012 under the caption “Risk Factors,” should be considered in evaluating any forward-looking statement contained in this report or incorporated by reference herein. All forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are qualified by the cautionary statements in this section. We undertake no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report, except as required by law.

Overview
The Trust was organized as a self-advised REIT in the state of Maryland in June 2009, with a focus on investments primarily in upper-upscale hotels in major business and convention markets and, on a selective basis, premium select-service hotels in urban settings or unique locations in the U.S. We completed our IPO in January 2010 and have since acquired the following 18 hotels:

Hotel	Location	Rooms	Acquisition Date
Hyatt Regency Boston	Boston, MA	502	March 18, 2010
Hilton Checkers Los Angeles	Los Angeles, CA	188	June 1, 2010
Courtyard Anaheim at Disneyland Resort	Anaheim, CA	153	July 30, 2010
Boston Marriott Newton	Newton, MA	430	July 30, 2010
Le Meridien San Francisco	San Francisco, CA	360	December 15, 2010
Homewood Suites Seattle Convention Center	Seattle, WA	195	May 2, 2011
W Chicago – City Center	Chicago, IL	403	May 10, 2011
Hotel Indigo San Diego Gaslamp Quarter	San Diego, CA	210	June 17, 2011
Courtyard Washington Capitol Hill/Navy Yard	Washington, DC	204	June 30, 2011
Hotel Adagio San Francisco, Autograph Collection	San Francisco, CA	171	July 8, 2011
Denver Marriott City Center	Denver, CO	613	October 3, 2011
Holiday Inn New York City Midtown – 31st Street	New York, NY	122	December 22, 2011
W Chicago – Lakeshore	Chicago, IL	520	August 21, 2012
Hyatt Regency Mission Bay Spa and Marina	San Diego, CA	429	September 7, 2012
The Hotel Minneapolis, Autograph Collection	Minneapolis, MN	222	October 30, 2012
Hyatt Place New York Midtown South	New York, NY	185	March 14, 2013
W New Orleans – French Quarter	New Orleans, LA	97	March 28, 2013
W New Orleans	New Orleans, LA	410	April 25, 2013
		5,414

Hotel Operating Metrics
We believe that the results of operations of our hotels are best explained by three key performance indicators: occupancy, average daily rate ("ADR") and revenue per available room ("RevPAR"), which is room revenue divided by total number of available rooms. RevPAR does not include food and beverage revenues or other ancillary revenues, such as parking, telephone or other guest services provided by the hotel.
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

Executive Summary
In the first quarter 2013 and through the date of this report, we continued to remain active in growing our hotel portfolio by acquiring three hotels located in major markets with high barriers-to-entry for an aggregate purchase price of $166.7 million. We funded these acquisitions and created capacity for future growth in our hotel portfolio by completing a common share offering in February 2013, raising $165.9 million of net proceeds. We also continued to execute on our strategy of placing long-term debt at attractive fixed interest rates on our hotels by closing on a 10-year, $32.0 million mortgage loan during the quarter and on a seven-year, $60.0 million mortgage loan subsequent to quarter end.
We were pleased by our hotel portfolio performance during the first quarter 2013. Although our hotel portfolio underperformed the overall U.S. lodging industry in RevPAR growth, our hotel operators were able to manage costs and increase hotel profitability and operating margins during the quarter. Given the generally lower demand during the winter months from decreased business travel, the first quarter is seasonally the slowest for our hotel portfolio. We continue to see favorable supply and demand dynamics in the geographic markets in which our hotels are concentrated and are seeing acceleration in demand for rooms at our hotels through the date of this report.

During the quarter, we completed certain renovations at the Le Meridien San Francisco, the Courtyard Washington Capitol Hill/Navy Yard, and the Courtyard Anaheim at Disneyland Resort. We are in the design and planning stages of our comprehensive renovation of the W Chicago – Lakeshore, which we expect to complete in early second quarter 2014. We also expect to undertake a comprehensive renovation of the recently acquired W New Orleans beginning in the second quarter 2014. We will continue to evaluate and invest in select return-on-investment projects.

Results of Operations
Comparison of three months ended March 31, 2013 and 2012
Results of operations for the three months ended March 31, 2013 include the operating activity of 15 hotels for the full quarter and two hotels for part of the quarter, whereas the results of operations for the three months ended March 31, 2012 include the operating activity of 11 hotels for the full quarter and one hotel for part of the quarter. As a result, comparisons of results of operations between the periods are not meaningful.
Revenues—Total revenue for the three months ended March 31, 2013 and 2012 was $70.6 million and $50.3 million, respectively. Total revenue for the three months ended March 31, 2013 included rooms revenue of $51.5 million, food and beverage revenue of $15.9 million, and other revenue of $3.1 million. Total revenue for the three months ended March 31, 2012 included rooms revenue of $38.1 million, food and beverage revenue of $10.5 million, and other revenue of $1.7 million.
Hotel operating expenses—Hotel operating expenses, excluding depreciation and amortization, for the three months ended March 31, 2013 and 2012 were $55.0 million and $37.8 million, respectively. Direct hotel operating expenses for the three months ended March 31, 2013 included rooms expense of $14.0 million, food and beverage expense of $12.6 million, and other direct expenses of $1.8 million. Direct hotel operating expenses for the three months ended March 31, 2012 included rooms expense of $9.7 million, food and beverage expense of $8.2 million, and other direct expenses of $0.9 million. Indirect hotel operating expenses, which includes management and franchise fees, lease expense, real estate taxes, insurance, utilities, repairs and maintenance, advertising and sales, and general and administrative expenses, for the three months ended March 31, 2013 and 2012 were $26.6 million and $19.0 million, respectively.
Depreciation and amortization—Depreciation and amortization expense for the three months ended March 31, 2013 and 2012 was $8.8 million and $6.5 million, respectively. The increase in depreciation and amortization expense was directly attributable to the increase in investment in hotels since March 31, 2012.
Air rights contract amortization—Air rights contract amortization expense associated with the Hyatt Regency Boston for each of the three months ended March 31, 2013 and 2012 was $0.1 million.
Corporate general and administrative—Total corporate general and administrative expenses for the three months ended March 31, 2013 and 2012 were $6.2 million and $3.1 million, respectively. Included in corporate general and administrative expenses for the three months ended March 31, 2013 and 2012 was $1.1 million and $0.8 million, respectively, of non-cash share-based compensation expense and $2.9 million and $0.3 million, respectively, of hotel acquisition costs. The increase in corporate general and administrative expenses is a result of an increase in share-based compensation expense related to restricted common shares granted to employees since March 31, 2012 and an increase in hotel acquisition costs as a result of two hotel acquisitions occurring during the three months ended March 31, 2013, as compared to no hotel acquisitions during the three months ended March 31, 2012.
Interest income—Interest income on cash and cash equivalents and from a loan receivable for the three months ended March 31, 2013 and 2012 was $0.2 million and $3 thousand, respectively. The increase in interest income is related to a greater amount outstanding under a hotel construction loan during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.
Interest expense—Interest expense for the three months ended March 31, 2013 and 2012 was $5.4 million and $5.1 million, respectively. The increase in interest expense is directly related to the increase in long-term debt outstanding.
Income tax benefit—Income tax benefit for the three months ended March 31, 2013 and 2012 was $2.3 million and $1.6 million, respectively. Income tax benefit is directly related to taxable losses generated by our TRS during the periods.

Non-GAAP Financial Measures
Non-GAAP financial measures are measures of our historical financial performance that are different from measures calculated and presented in accordance with U.S. generally accepted accounting principles. We report the following four non-GAAP financial measures that we believe are useful to investors as key measures of our operating performance: (1) Funds from operations (FFO), (2) Adjusted FFO (AFFO), (3) Corporate EBITDA, and (4) Adjusted Corporate EBITDA.

FFO—We calculate FFO in accordance with standards established by the National Association of Real Estate Investment Trusts ("NAREIT"), which defines FFO as net income (calculated in accordance with GAAP), excluding depreciation and amortization, impairment charges, gains (losses) from sales of real estate, the cumulative effect of changes in accounting principles, and adjustments for unconsolidated partnerships and joint ventures. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, most industry investors consider presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. By excluding the effect of depreciation and amortization and gains (losses) from sales of real estate, both of which are based on historical cost accounting and which may be of lesser significance in evaluating current performance, we believe that FFO provides investors a useful financial measure to evaluate our operating performance.
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
The following table reconciles net loss available to common shareholders, excluding amounts attributable to unvested time-based awards to FFO and AFFO available to common shareholders for the three months ended March 31, 2013 and 2012 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2013	2012
Net loss available to common shareholders, excluding amounts attributable to unvested time-based awards	$(5,020)	$(830)
Add: Depreciation and amortization	8,839	6,530
FFO available to common shareholders	3,819	5,700
Add: Hotel acquisition costs	2,899	309
Non-cash amortization(1)	62	60
AFFO available to common shareholders	$6,780	$6,069
FFO available per common share—basic and diluted	$0.09	$0.18
AFFO available per common share—basic and diluted	$0.15	$0.19

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
Adjusted Corporate EBITDA—We further adjust Corporate EBITDA for certain additional recurring and non-recurring items. Specifically, we adjust for hotel acquisition costs and non-cash amortization of intangible assets. We believe that Adjusted Corporate EBITDA provides investors with another financial measure of our operating performance that is more comparable between periods.

The following table reconciles net loss to Corporate EBITDA and Adjusted Corporate EBITDA for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Net loss	$(2,510)	$(796)
Add: Depreciation and amortization	8,839	6,530
Interest expense	5,441	5,084
Income tax benefit	(2,284)	(1,596)
Less: Interest income	(218)	(3)
Corporate EBITDA	9,268	9,219
Add: Hotel acquisition costs	2,899	309
Non-cash amortization(1)	62	60
Adjusted Corporate EBITDA	$12,229	$9,588

(1)	Includes non-cash amortization of ground lease asset, deferred franchise costs, unfavorable contract liability, and air rights contract.
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

Sources and Uses of Cash
For the three months ended March 31, 2013, net cash flows from operating activities were $3.7 million; net cash flows used in investing activities were $99.1 million, including $101.9 million for the acquisition of the Hyatt Place New York Midtown South and the W New Orleans – French Quarter, and $4.6 million for improvements and additions to our hotels, offset by the receipt of $7.8 million from the repayment of a hotel construction loan; and net cash flows provided by financing activities were $168.4 million, including net proceeds of $165.9 million from the sale of common shares, proceeds of $67.0 million from the issuance of mortgage debt, offset by $50.0 million of net repayments under our revolving credit facility and $11.2 million in dividend payments to common and preferred shareholders. As of March 31, 2013, we had cash and cash equivalents of approximately $106.2 million.

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
Subsequent to quarter end, on April 25, 2013, we acquired the W New Orleans for $65.7 million, including acquired working capital. We funded the acquisition with available cash and cash equivalents.

On May 3, 2013, we entered into a loan agreement to obtain a $60.0 million loan, which matures in May 2020 and is secured by the Boston Marriott Newton. The loan carries a fixed interest rate of 3.63% per annum, with principal and interest payments based on a 25-year principal amortization.
As of the date of this filing, we have approximately $90.0 million of cash and cash equivalents and total borrowing availability of $184.2 million under our revolving credit facility, of which we have no amounts currently outstanding. In addition, we currently have three unencumbered hotels, which we expect to include in the borrowing base of our revolving credit facility in the near term thereby increasing the maximum borrowing availability thereunder to $250.0 million. See Note 6, "Long-Term Debt," to our interim consolidated financial statements for additional information relating to our revolving credit facility and other long-term debt. Based on our targeted overall debt level, we have approximately $225.0 million of remaining investment capacity to continue to grow our hotel portfolio.

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
From time to time, certain of our hotels may be undergoing renovations as a result of our decision to upgrade portions of the hotels, such as guestrooms, meeting space, and/or restaurants, in order to better compete with other hotels in our markets. In addition, often after we acquire a hotel, we are required to complete a property improvement plan in order to bring the hotel up to the respective franchisor’s standards. If permitted by the terms of the management agreement, funding for a renovation will first come from the FF&E reserve. To the extent that the FF&E reserve is not adequate to cover the cost of the renovation, we will fund the remaining portion of the renovation with cash and cash equivalents or available borrowings under our revolving credit facility.

Contractual Obligations
The following table sets forth our contractual obligations as of March 31, 2013, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands). There were no other material off-balance sheet arrangements at March 31, 2013.

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Revolving credit facility, including interest(1)	$—	$—	$—	$—	$—
Term loans, including interest(1)	201,262	8,327	192,935	—	—
Other mortgage loans, including interest	295,088	15,283	30,567	137,975	111,263
Corporate office lease	1,019	215	450	354	—
Ground leases(2)	100,910	2,261	4,522	4,522	89,605
	$598,279	$26,086	$228,474	$142,851	$200,868

(1)
Assumes no additional borrowings, and interest payments are based on the interest rate in effect as of March 31, 2013. Also assumes that no extension options are exercised. See the notes to our interim consolidated financial statements for additional information relating to our revolving credit facility and term loans.

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

Seasonality
Demand in the lodging industry is affected by recurring seasonal patterns. For non-resort properties, demand is generally lower in the winter months due to decreased travel and higher in the spring and summer months during the peak travel season. For resort properties, demand is generally higher in the winter months. We expect that our operations will generally reflect non-

resort seasonality patterns. Accordingly, we expect that we will have lower revenue, operating income and cash flow in the first and fourth quarters and higher revenue, operating income and cash flow in the second and third quarters. These general trends are, however, expected to be greatly influenced by overall economic cycles.

Critical Accounting Policies
Our interim consolidated financial statements have been prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our interim consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances. All of our critical accounting policies are disclosed in our Form 10-K for the year ended December 31, 2012.

Recently Adopted Accounting Pronouncements
See Note 2, “Summary of Significant Accounting Policies,” to our interim consolidated financial statements for additional information relating to recently adopted accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We earn interest income primarily from cash and cash equivalent balances. Based on our cash and cash equivalents as of March 31, 2013, if interest rates increase or decrease by 1.00%, our interest income will increase or decrease by approximately $1.1 million annually.
Amounts borrowed under our revolving credit facility currently bear interest at variable rates based on LIBOR plus 1.75% - 2.75% (the spread over LIBOR based on our consolidated leverage ratio). If prevailing LIBOR on any outstanding borrowings under our revolving credit facility were to increase or decrease, our interest expense on those outstanding borrowings would also increase or decrease future earnings and cash flows. As of March 31, 2013, we had no outstanding borrowings under our revolving credit facility.

Item 4.	Controls and Procedures
The Chief Executive Officer and Chief Financial Officer of the Trust have evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, and have concluded that as of the end of the period covered by this report, the Trust's disclosure controls and procedures were effective at a reasonable assurance level.
There was no change in the Trust's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act during the Trust's most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

PART II

Item 1.	Legal Proceedings
We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us.

Item 1A.	Risk Factors
There have been no material changes from the risk factors disclosed under the caption “Risk Factors” in the Trust's Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchase of Equity Securities
The following table provides information about our purchases of our common shares during the three months ended March 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans of Programs
January 1, 2013–January 31, 2013	45,309	$22.07	n/a	n/a
February 1, 2013–February 28, 2013	3,930	$22.37	n/a	n/a
March 1, 2013–March 31, 2013	—	$—	n/a	n/a
	49,239	$22.09	n/a	n/a
We do not currently have a repurchase plan or program in place. However, we do provide employees who have been granted restricted common shares the option of selling shares to us to satisfy the minimum statutory tax withholding requirements on the date their shares vest. The common shares repurchased during the three months ended March 31, 2013 related to such repurchases.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHESAPEAKE LODGING TRUST

Date: May 7, 2013	By:	/S/ DOUGLAS W. VICARI
Douglas W. Vicari
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/S/ GRAHAM J. WOOTTEN
Graham J. Wootten
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)