Form 10-Q
period 2013-06-30
Chesapeake Lodging Trust
filed 2013-08-05
CIK 1473078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________
FORM 10-Q
________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
As of August 1, 2013, there were 48,587,425 shares of the registrant’s common shares issued and outstanding.

CHESAPEAKE LODGING TRUST

PART I

Item 1.	Financial Statements

CHESAPEAKE LODGING TRUST
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Property and equipment, net	$1,428,975	$1,107,722
Intangible assets, net	39,081	39,382
Cash and cash equivalents	42,760	33,194
Restricted cash	27,332	23,460
Accounts receivable, net of allowance for doubtful accounts of $87 and $94, respectively	22,926	8,384
Prepaid expenses and other assets	11,865	14,056
Deferred financing costs, net of accumulated amortization of $2,782 and $1,410, respectively	7,027	6,630
Total assets	$1,579,966	$1,232,828

LIABILITIES AND SHAREHOLDERS’ EQUITY
Long-term debt	$580,401	$405,208
Accounts payable and accrued expenses	49,966	34,868
Other liabilities	28,866	25,944
Total liabilities	659,233	466,020
Commitments and contingencies (Note 11)
Preferred shares, $.01 par value; 100,000,000 shares authorized; Series A Cumulative Redeemable Preferred Shares; 5,000,000 shares issued and outstanding ($127,422 liquidation preference)	50	50
Common shares, $.01 par value; 400,000,000 shares authorized; 48,587,425 shares and 39,763,930 shares issued and outstanding, respectively	486	398
Additional paid-in capital	966,247	799,278
Cumulative dividends in excess of net income	(45,703)	(32,089)
Accumulated other comprehensive loss	(347)	(829)
Total shareholders’ equity	920,733	766,808
Total liabilities and shareholders’ equity	$1,579,966	$1,232,828
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
REVENUE
Rooms	$86,946	$51,626	$138,490	$89,762
Food and beverage	24,313	13,344	40,225	23,811
Other	4,311	2,076	7,456	3,743
Total revenue	115,570	67,046	186,171	117,316

EXPENSES
Hotel operating expenses:
Rooms	19,167	10,953	33,186	20,677
Food and beverage	17,142	9,199	29,734	17,382
Other direct	1,936	930	3,707	1,836
Indirect	35,125	20,607	61,705	39,600
Total hotel operating expenses	73,370	41,689	128,332	79,495
Depreciation and amortization	10,838	6,677	19,677	13,207
Air rights contract amortization	130	130	260	260
Corporate general and administrative	3,643	2,790	6,985	5,596
Hotel acquisition costs	1,237	134	4,136	443
Total operating expenses	89,218	51,420	159,390	99,001
Operating income	26,352	15,626	26,781	18,315
Interest income	25	19	243	22
Interest expense	(6,346)	(5,106)	(11,787)	(10,190)
Income before income taxes	20,031	10,539	15,237	8,147
Income tax benefit (expense)	(2,974)	(1,486)	(690)	110
Net income	17,057	9,053	14,547	8,257
Preferred share dividends	(2,422)	—	(4,844)	—
Net income available to common shareholders	$14,635	$9,053	$9,703	$8,257
Net income available per common share—basic and diluted	$0.30	$0.28	$0.21	$0.26
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$17,057	$9,053	$14,547	$8,257
Other comprehensive income:
Unrealized losses on cash flow hedge instruments	(13)	(101)	(55)	(440)
Reclassification of unrealized losses on cash flow hedge instruments to interest expense	278	243	537	470
Comprehensive income	$17,322	$9,195	$15,029	$8,287
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Preferred Shares		Common Shares		Additional Paid-In Capital	Cumulative Dividends in Excess of Net Income	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount				Total

Balances at December 31, 2012	5,000,000	$50	39,763,930	$398	$799,278	$(32,089)	$(829)	$766,808
Sale of common shares, net of underwriting fees and offering costs	—	—	8,337,500	83	165,785	—	—	165,868
Repurchase of common shares	—	—	(49,239)	—	(1,088)	—	—	(1,088)
Issuance of restricted common shares	—	—	533,400	5	(5)	—	—	—
Issuance of unrestricted common shares	—	—	1,834	—	40	—	—	40
Amortization of deferred compensation	—	—	—	—	2,237	—	—	2,237
Declaration of dividends on common shares	—	—	—	—	—	(23,317)	—	(23,317)
Declaration of dividends on preferred shares	—	—	—	—	—	(4,844)	—	(4,844)
Net income	—	—	—	—	—	14,547	—	14,547
Other comprehensive income	—	—	—	—	—	—	482	482
Balances at June 30, 2013	5,000,000	$50	48,587,425	$486	$966,247	$(45,703)	$(347)	$920,733
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$14,547	$8,257
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,677	13,207
Air rights contract amortization	260	260
Deferred financing costs amortization	1,372	882
Share-based compensation	2,277	1,565
Other	(275)	(261)
Changes in assets and liabilities:
Accounts receivable, net	(12,458)	(5,514)
Prepaid expenses and other assets	(1,658)	(714)
Accounts payable and accrued expenses	11,323	5,939
Other liabilities	788	23
Net cash provided by operating activities	35,853	23,644
Cash flows from investing activities:
Acquisition of hotels, net of cash acquired	(331,058)	—
Deposit on hotel acquisition	—	(2,000)
Receipt of deposit on hotel acquisition	700	—
Improvements and additions to hotels	(9,979)	(11,679)
Repayment of (investment in) hotel construction loan	7,810	(4,823)
Change in restricted cash	(3,872)	(2,631)
Net cash used in investing activities	(336,399)	(21,133)
Cash flows from financing activities:
Proceeds from sale of common shares, net of underwriting fees	166,083	—
Payment of offering costs related to sale of common shares	(215)	—
Borrowings under revolving credit facility	105,000	13,000
Repayments under revolving credit facility	(55,000)	—
Proceeds from issuance of mortgage debt	127,000	—
Scheduled principal payments on mortgage debt	(1,701)	(973)
Payment of deferred financing costs	(1,769)	(95)
Deposits on loan applications	(3,032)	(1,400)
Payment of dividends to common shareholders	(20,322)	(13,474)
Payment of dividends to preferred shareholders	(4,844)	—
Repurchase of common shares	(1,088)	(621)
Net cash provided by (used in) financing activities	310,112	(3,563)
Net increase (decrease) in cash	9,566	(1,052)
Cash and cash equivalents, beginning of period	33,194	20,960
Cash and cash equivalents, end of period	$42,760	$19,908
Supplemental disclosure of cash flow information:
Cash paid for interest	$10,154	$9,341
Cash paid for income taxes	$771	$53
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Organization and Description of Business
Chesapeake Lodging Trust (the “Trust”) is a self-advised real estate investment trust (“REIT”) that was organized in the state of Maryland in June 2009. The Trust is focused on investments primarily in upper-upscale hotels in major business and convention markets and, on a selective basis, premium select-service hotels in urban settings or unique locations in the United States of America (“U.S.”). The Trust completed its initial public offering (“IPO”) on January 27, 2010. As of June 30, 2013, the Trust owned 20 hotels with an aggregate of 5,932 rooms in eight states and the District of Columbia.
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

The Trust reviews its hotels for impairment whenever events or changes in circumstances indicate that the carrying values of the hotels may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the hotels due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel’s estimated fair market value is recorded and an impairment loss is recognized. No impairment losses have been recognized for the three and six months ended June 30, 2013 and 2012.
The Trust classifies a hotel as held for sale in the period in which it has made the decision to dispose of the hotel, a binding agreement to purchase the hotel has been signed under which the buyer has committed a significant amount of nonrefundable cash, and no significant financing contingencies exist which could cause the transaction not to be completed in a timely manner. If these criteria are met, depreciation and amortization of the hotel will cease and an impairment loss will be recognized if the fair value of the hotel, less the costs to sell, is lower than the carrying amount of the hotel. The Trust will classify the loss, together with the related operating results, as discontinued operations in the consolidated statements of operations and classify the related assets and liabilities as held for sale in the consolidated balance sheets. As of June 30, 2013, the Trust had no assets held for sale or liabilities related to assets held for sale.
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

3. Acquisition of Hotels
The Trust has acquired the following hotels since January 1, 2012 (in thousands, except rooms data):

Hotel	Location	Rooms	Net Assets Acquired	Acquisition Date
2012 Acquisitions:
W Chicago – Lakeshore	Chicago, IL	520	$124,920	August 21, 2012
Hyatt Regency Mission Bay Spa and Marina(1)	San Diego, CA	429	59,900	September 7, 2012
The Hotel Minneapolis, Autograph Collection	Minneapolis, MN	222	46,372	October 30, 2012
		1,171	$231,192
2013 Acquisitions:
Hyatt Place New York Midtown South	New York, NY	185	$76,362	March 14, 2013
W New Orleans – French Quarter	New Orleans, LA	97	25,595	March 28, 2013
W New Orleans	New Orleans, LA	410	65,786	April 25, 2013
Hyatt Fisherman's Wharf	San Francisco, CA	313	102,485	May 31, 2013
Hyatt Santa Barbara	Santa Barbara, CA	200	60,972	June 27, 2013
		1,205	$331,200

(1)
As part of the acquisition, the Trust assumed a ground lease, which has an initial term ending January 2056. See Note 11, "Commitments and Contingencies," for additional information relating to the lease agreement.

The allocation of the purchase prices to the assets acquired and liabilities assumed based on their fair values was as follows (in thousands):

2013 Acquisitions
Land and land improvements	$82,462
Buildings and leasehold improvements	228,349
Furniture, fixtures and equipment	20,140
Cash	142
Accounts receivable, net	2,084
Prepaid expenses and other assets	1,633
Accounts payable and accrued expenses	(3,610)
Net assets acquired	$331,200

The following financial information presents the pro forma results of operations of the Trust for the three and six months ended June 30, 2013 and 2012 as if all the 2012 and 2013 hotel acquisitions had taken place on January 1, 2012. The pro forma results for the three and six months ended June 30, 2013 and 2012 have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have actually occurred had all transactions taken place on January 1, 2012, or of future results of operations (in thousands, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total revenue	$125,906	$110,919	$214,416	$195,849
Total hotel operating expenses	81,848	74,788	151,798	143,098
Total operating expenses	97,576	88,239	182,047	170,049
Operating income	28,330	22,680	32,369	25,800
Net income available to common shareholders	29,482	25,123	39,835	33,904
Net income available per common share—basic and diluted	$0.61	$0.52	$0.83	$0.71

For the three and six months ended June 30, 2013, the consolidated statements of operations included total revenue of $14.7 million and $15.5 million, respectively, and total hotel operating expenses of $9.2 million and $9.7 million, respectively, related to the operations of the five hotels acquired in 2013.

4. Property and Equipment
Property and equipment as of June 30, 2013 and December 31, 2012 consisted of the following (in thousands):

	June 30,	December 31,
	2013	2012
Land and land improvements	$262,270	$179,786
Buildings and leasehold improvements	1,133,132	897,725
Furniture, fixtures and equipment	99,669	76,077
Construction-in-progress	5,687	6,240
	1,500,758	1,159,828
Less: accumulated depreciation and amortization	(71,783)	(52,106)
Property and equipment, net	$1,428,975	$1,107,722

5. Intangible Assets and Liability
Intangible assets and liability as of June 30, 2013 and December 31, 2012 consisted of the following (in thousands):

	June 30,	December 31,
	2013	2012
Intangible assets:
Air rights contract	$36,105	$36,105
Favorable ground leases	4,828	4,828
	40,933	40,933
Less: accumulated amortization	(1,852)	(1,551)
Intangible assets, net	$39,081	$39,382

Intangible liability:
Unfavorable contract liability	$14,236	$14,236
Less: accumulated amortization	(686)	(490)
Intangible liability, net (included within other liabilities)	$13,550	$13,746

6. Long-Term Debt
Long-term debt as of June 30, 2013 and December 31, 2012 consisted of the following (in thousands):

	June 30,	December 31,
	2013	2012
Revolving credit facility	$100,000	$50,000
Term loans	190,000	155,000
Other mortgage loans	289,698	199,399
	579,698	404,399
Unamortized premium	703	809
Long-term debt	$580,401	$405,208
Revolving credit facility
On October 25, 2012, the Trust entered into an amended credit agreement to (1) increase the maximum size of the revolving credit facility from $200.0 million to $250.0 million, (2) lower the interest rate to LIBOR plus 1.75% - 2.75% (the spread over LIBOR continues to be based on the Trust's consolidated leverage ratio), and (3) extend the maturity date to April 2016. The amended credit agreement provides for the possibility of further future increases, up to a maximum of $375.0 million, in accordance with the terms of the amended credit agreement. The amended credit agreement also provides for an extension of the maturity date by one year, subject to satisfaction of certain customary conditions.
As of June 30, 2013, the interest rate in effect for borrowings under the revolving credit facility was 1.95%. The amount that the Trust can borrow under the revolving credit facility is based on the value of the Trust's hotels included in the borrowing base, as defined in the amended credit agreement. As of June 30, 2013, the revolving credit facility was secured by seven hotels providing borrowing availability of $231.0 million, of which $131.0 million remained available. The amended credit agreement contains standard financial covenants, including certain leverage ratios, coverage ratios, and a minimum tangible net worth requirement.
Term loans
On July 3, 2012, the Trust entered into a loan agreement to obtain a $60.0 million term loan. The initial term of the loan matures in July 2014 and the Trust has three one-year extension options that may be exercised subject to certain conditions. At the initial closing, $25.0 million was advanced by the lender and was secured by the Holiday Inn New York City Midtown – 31st Street. On March 14, 2013, $35.0 million was advanced by the lender in connection with the acquisition of the Hyatt Place New York Midtown South. Following the subsequent advance, the entire $60.0 million principal amount of the loan is secured by both hotels. The loan bears interest equal to LIBOR plus 3.25%. Contemporaneous with the closing of the term loan, the Trust entered into an interest rate swap to effectively fix the interest rate on the initial $25.0 million advance for the original two-year term at 3.75% per annum. Under the terms of the interest rate swap, the Trust pays fixed interest of 0.50% per annum on a notional amount of $25.0 million and receives floating rate interest equal to the one-month LIBOR. The effective date of the interest rate swap is July 3, 2012 and it matures on July 3, 2014. Contemporaneous with the subsequent advance, the Trust entered into an interest rate swap to effectively fix the interest rate on the $35.0 million subsequent advance for the remaining initial term of the loan at 3.65% per annum. Under the terms of the interest rate swap, the Trust pays fixed interest of 0.40% per annum on a notional amount of $35.0 million and receives floating rate interest equal to the one-month LIBOR. The effective date of the interest rate swap is March 14, 2013 and it matures on July 3, 2014.
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
On May 3, 2013, the Trust entered into a loan agreement to obtain a $60.0 million loan, which matures in June 2020 and is secured by the Boston Marriott Newton. The loan carries a fixed interest rate of 3.63% per annum, with principal and interest payments based on a 25-year principal amortization.
As of June 30, 2013, the Trust was in compliance with all financial covenants under its borrowing arrangements. As of June 30, 2013, the Trust’s weighted-average interest rate on its long-term debt was 4.11%. Future scheduled principal payments of debt obligations as of June 30, 2013 are as follows (in thousands):

Year	Amounts(1)
2013	$2,587
2014	195,388
2015	5,645
2016	226,532
2017	3,597
Thereafter	145,949
$579,698

(1)
Assumes no exercise of extension options and does not reflect the Trust's entrance into two new loan agreements and the related prepayment of the $130.0 million term loan secured jointly by the Le Meridien San Francisco and the W Chicago – City Center subsequent to June 30, 2013. See Note 12, "Subsequent Events," to our interim consolidated financial statements for additional information.

7. Earnings Per Share
The following is a reconciliation of the amounts used in calculating basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Net income available to common shareholders	$14,635	$9,053	$9,703	$8,257
Less: Dividends declared on unvested time-based awards	(90)	(34)	(178)	(68)
Less: Undistributed earnings allocated to unvested time-based awards	(23)	(10)	—	—
Net income available to common shareholders, excluding amounts attributable to unvested time-based awards	$14,522	$9,009	$9,525	$8,189
Denominator:
Weighted-average number of common shares outstanding—basic and diluted	47,862,652	31,910,921	46,187,216	31,892,431
Net income available per common share—basic and diluted	$0.30	$0.28	$0.21	$0.26
For the three and six months ended June 30, 2013, 344,900 unvested performance-based awards, and for the three and six months ended June 30, 2012, 63,870 unvested performance-based awards, were excluded from diluted weighted-average common shares outstanding, as the awards had not achieved the specific levels of relative total shareholder return required for vesting at each period or their effect would have been anti-dilutive.

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
For the six months ended June 30, 2013, the Trust issued 1,834 unrestricted common shares and 533,400 restricted common shares to its trustees and employees. For the six months ended June 30, 2013, the Trust repurchased 49,239 common shares from employees to satisfy the minimum statutory tax withholding requirements related to the vesting of their previously granted restricted common shares. As of June 30, 2013, the Trust had 48,587,425 common shares outstanding.
For the six months ended June 30, 2013, the Trust paid or its board of trustees declared the following dividends per common share:

	Record Date	Payment Date	Dividend Per Common Share
Fourth Quarter 2012	December 31, 2012	January 15, 2013	$0.22
First Quarter 2013	March 29, 2013	April 15, 2013	$0.24
Second Quarter 2013	June 28, 2013	July 15, 2013	$0.24
Preferred Shares—The Trust is authorized to issue up to 100,000,000 preferred shares, $.01 par value per share. The Trust’s board of trustees is required to set for each class or series of preferred shares the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption.
On July 17, 2012, the Trust completed an underwritten public offering of 5,000,000 shares of its 7.75% Series A Cumulative Redeemable Preferred Shares, including 600,000 shares sold pursuant to the underwriters’ exercise of their over-

allotment option. After deducting underwriting fees and offering costs, the Trust generated net proceeds of $120.6 million. As of June 30, 2013, the Trust had 5,000,000 shares of its 7.75% Series A Cumulative Redeemable Preferred Shares outstanding.
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
For the six months ended June 30, 2013, the Trust paid or its board of trustees declared the following dividends per preferred share:

	Record Date	Payment Date	Dividend Per Series A Cumulative Redeemable Preferred Share
Fourth Quarter 2012	December 31, 2012	January 15, 2013	$0.484375
First Quarter 2013	March 29, 2013	April 15, 2013	$0.484375
Second Quarter 2013	June 28, 2013	July 15, 2013	$0.484375
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
Universal Shelf—In August 2012, the Trust filed a Registration Statement on Form S-3 with the SEC, registering equity securities with a maximum aggregate offering price of up to $500.0 million. As of June 30, 2013, equity securities with a maximum aggregate offering price of $188.7 million remained available to issue under this Registration Statement.

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
The Trust initially reserved 454,657 common shares for issuance under the Plan at its establishment. In May 2012, the Trust’s common shareholders approved an amendment to the Plan such that the number of shares available for issuance under the Plan was increased by 2,750,000. Shares that are issued under the Plan to any person pursuant to an award are counted against this limit as one share for every one share granted. If any shares covered by an award are not purchased or are forfeited, if an award is settled in cash, or if an award otherwise terminates without delivery of any shares, then the number of common shares counted against the aggregate number of shares available under the Plan with respect to the award will, to the extent of any such forfeiture or termination, again be available for making awards under the Plan. As of June 30, 2013, subject to increases that may result in the case of any future forfeiture or termination of currently outstanding awards, 2,053,340 common shares were reserved and available for future issuances under the Plan.
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
For the six months ended June 30, 2013, the Trust granted 533,400 restricted common shares to certain employees and trustees, of which 188,500 shares were time-based awards and 344,900 shares were performance-based awards. The time-based awards are generally eligible to vest at the rate of one-fourth of the number of restricted shares granted commencing on the first anniversary of their issuance. The performance-based awards are eligible to vest at the rate of one-fourth of the number of restricted shares granted commencing on December 31, 2013 and each year thereafter. Additional vesting of performance-based awards can also occur at December 31, 2016 based on the cumulative level of relative total shareholder return during the entire performance measurement period. Dividends on these performance-based awards accrue, but are not paid unless the related shares vest. The fair value of the 2013 performance-based awards was determined using a Monte Carlo simulation with the following assumptions: volatility of 31.15%; an expected term equal to the requisite service period for the awards; and a risk-free interest rate of 0.55%.
As of June 30, 2013, there was approximately $11.1 million of unrecognized share-based compensation expense related to restricted common shares. The unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 3.0 years.
The following is a summary of the Trust’s restricted common share activity for the six months ended June 30, 2013:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Restricted common shares as of December 31, 2012	341,583	$19.59
Granted	533,400	$17.45
Vested	(154,183)	$18.66
Forfeited	—	$—
Restricted common shares as of June 30, 2013	720,800	$18.21

10. Fair Value Measurements and Derivative Instruments
The following table sets forth the Trust’s financial assets and liabilities measured at fair value by level within the fair value hierarchy (in thousands). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at June 30, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Interest rate cap (included within prepaid expenses and other assets)	$2	$—	$2	$—
	$2	$—	$2	$—
Liabilities:
Interest rate swaps (included within other liabilities)	$87	$—	$87	$—
	$87	$—	$87	$—
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
The Trust’s financial instruments in addition to those disclosed in the table above include cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, and long-term debt. The carrying values reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses approximate fair value. The Trust estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument using estimated market rates of debt instruments with similar maturities and credit profiles. These inputs are classified as Level 3 within the fair value hierarchy. As of June 30, 2013, the carrying value reported in the consolidated balance sheet for the Trust's long-term debt approximated its fair value.

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
Franchise Agreements—As of June 30, 2013, 12 of the Trust’s hotels operated pursuant to franchise agreements with hotel brand companies and eight hotels operated pursuant to management agreements with hotel brand companies that allowed them to operate under their respective brands. Under the 12 franchise agreements, the Trust generally pays a royalty fee ranging from 3% to 6% of room revenues and up to 3% of food and beverage revenues, plus additional fees for marketing, central reservation systems, and other franchisor costs that amount to between 1% and 5% of room revenues.
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

12. Subsequent Events
On July 11, 2013, the Trust entered into a loan agreement to obtain a $92.5 million loan, which matures in August 2020 and is secured by the Le Meridien San Francisco. The loan carries a fixed interest rate of 3.50% per annum, with principal and interest payments based on a 25-year principal amortization. Also on July 11, 2013, the Trust entered into a loan agreement to obtain a $93.0 million loan, which matures in August 2023 and is secured by the W Chicago – City Center. The loan carries a fixed interest rate of 4.25% per annum, with principal and interest payments based on a 25-year principal amortization. A portion of the proceeds from the two loans was used to prepay the Trust's previous $130.0 million term loan secured jointly by the Le Meridien San Francisco and the W Chicago – City Center, which was scheduled to mature in July 2014.
On August 5, 2013, the Trust declared dividends in the amounts of $0.26 per share payable to its common shareholders and $0.484375 per share payable to its preferred shareholders, both of record as of September 30, 2013. The dividends will be paid on October 15, 2013.

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

Overview
The Trust was organized as a self-advised REIT in the state of Maryland in June 2009, with a focus on investments primarily in upper-upscale hotels in major business and convention markets and, on a selective basis, premium select-service hotels in urban settings or unique locations in the U.S. We completed our IPO in January 2010 and have since acquired the following 20 hotels:

Hotel	Location	Rooms	Acquisition Date
Hyatt Regency Boston	Boston, MA	502	March 18, 2010
Hilton Checkers Los Angeles	Los Angeles, CA	193	June 1, 2010
Courtyard Anaheim at Disneyland Resort	Anaheim, CA	153	July 30, 2010
Boston Marriott Newton	Newton, MA	430	July 30, 2010
Le Meridien San Francisco	San Francisco, CA	360	December 15, 2010
Homewood Suites Seattle Convention Center	Seattle, WA	195	May 2, 2011
W Chicago – City Center	Chicago, IL	403	May 10, 2011
Hotel Indigo San Diego Gaslamp Quarter	San Diego, CA	210	June 17, 2011
Courtyard Washington Capitol Hill/Navy Yard	Washington, DC	204	June 30, 2011
Hotel Adagio San Francisco, Autograph Collection	San Francisco, CA	171	July 8, 2011
Denver Marriott City Center	Denver, CO	613	October 3, 2011
Holiday Inn New York City Midtown – 31st Street	New York, NY	122	December 22, 2011
W Chicago – Lakeshore	Chicago, IL	520	August 21, 2012
Hyatt Regency Mission Bay Spa and Marina	San Diego, CA	429	September 7, 2012
The Hotel Minneapolis, Autograph Collection	Minneapolis, MN	222	October 30, 2012
Hyatt Place New York Midtown South	New York, NY	185	March 14, 2013
W New Orleans – French Quarter	New Orleans, LA	97	March 28, 2013
W New Orleans	New Orleans, LA	410	April 25, 2013
Hyatt Fisherman's Wharf	San Francisco, CA	313	May 31, 2013
Hyatt Santa Barbara	Santa Barbara, CA	200	June 27, 2013
		5,932

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

Executive Summary
In the second quarter of 2013, we were active in growing our hotel portfolio by acquiring three hotels located in major markets with high barriers-to-entry for an aggregate purchase price of $229.5 million. We partially funded these acquisitions by deploying the remaining net proceeds from our common share offering completed in February 2013. We also continued to execute on our strategy of placing long-term debt on our hotels at attractive fixed interest rates. During the quarter, we closed on a seven-year, $60.0 million mortgage loan at 3.63%, and subsequent to quarter end, we closed on a seven-year, $92.5 million mortgage loan at 3.63% and a 10-year, $93.0 million mortgage loan at 4.25%.
We were pleased by our hotel portfolio performance during the second quarter of 2013. Pro forma RevPAR growth for our hotel portfolio during the quarter was 7.7%, which was driven by an increase in pro forma occupancy of 3.3 percentage points to 85.3% and an increase in pro forma ADR of 3.6%. Our hotel portfolio outperformed the overall U.S. lodging industry RevPAR growth of 5.0%, as reported by Smith Travel Research, as a result of our presence in several of the strongest performing markets in the U.S., including San Francisco, Seattle and Minneapolis, and our concentration in hotels focused on business transient customers. We continue to see strong demand for rooms from the business transient customer segment, which has continued to outperform the group customer segment since the economic recession of 2008-2009. Our hotel operators were able to reduce or limit increases in expenses thereby increasing hotel profitability and operating margins during the quarter. We continue to see favorable supply and demand dynamics in the geographic markets in which our hotels are concentrated for the remainder of the year and over the next several years.

Results of Operations
Comparison of three months ended June 30, 2013 and 2012
Results of operations for the three months ended June 30, 2013 include the operating activity of 17 hotels for the full quarter and three hotels for part of the quarter, whereas the results of operations for the three months ended June 30, 2012 include the operating activity of 12 hotels for the full quarter. As a result, comparisons of results of operations between the periods are not meaningful.
Revenues—Total revenue for the three months ended June 30, 2013 and 2012 was $115.6 million and $67.0 million, respectively. Total revenue for the three months ended June 30, 2013 included rooms revenue of $86.9 million, food and beverage revenue of $24.3 million, and other revenue of $4.3 million. Total revenue for the three months ended June 30, 2012 included rooms revenue of $51.6 million, food and beverage revenue of $13.3 million, and other revenue of $2.1 million.
Hotel operating expenses—Hotel operating expenses, excluding depreciation and amortization, for the three months ended June 30, 2013 and 2012 were $73.4 million and $41.7 million, respectively. Direct hotel operating expenses for the three months ended June 30, 2013 included rooms expense of $19.2 million, food and beverage expense of $17.1 million, and other direct expenses of $1.9 million. Direct hotel operating expenses for the three months ended June 30, 2012 included rooms expense of $11.0 million, food and beverage expense of $9.2 million, and other direct expenses of $0.9 million. Indirect hotel operating expenses, which includes management and franchise fees, lease expense, real estate taxes, insurance, utilities, repairs and maintenance, advertising and sales, and general and administrative expenses, for the three months ended June 30, 2013 and 2012 were $35.1 million and $20.6 million, respectively.
Depreciation and amortization—Depreciation and amortization expense for the three months ended June 30, 2013 and 2012 was $10.8 million and $6.7 million, respectively. The increase in depreciation and amortization expense was directly attributable to the increase in investment in hotels since June 30, 2012.
Air rights contract amortization—Air rights contract amortization expense associated with the Hyatt Regency Boston for each of the three months ended June 30, 2013 and 2012 was $0.1 million.
Corporate general and administrative—Corporate general and administrative expenses for the three months ended June 30, 2013 and 2012 was $3.6 million and $2.8 million, respectively. Included in corporate general and administrative expenses for the three months ended June 30, 2013 and 2012 was $1.1 million and $0.8 million, respectively, of non-cash share-based compensation expense. The increase in corporate general and administrative expenses is primarily a result of an increase in employee compensation expense due to an increase in the number of employees, as well as additional share-based compensation expense related to restricted common shares granted to employees since June 30, 2012.
Hotel acquisition costs—Hotel acquisition costs for the three months ended June 30, 2013 and 2012 was $1.2 million and $0.1 million, respectively. The increase in hotel acquisition costs is a result of three hotel acquisitions occurring during the three months ended June 30, 2013, as compared to no hotel acquisitions during the three months ended June 30, 2012.
Interest income—Interest income on cash and cash equivalents and from a loan receivable for the three months ended June 30, 2013 and 2012 was $25 thousand and $19 thousand, respectively.
Interest expense—Interest expense for the three months ended June 30, 2013 and 2012 was $6.3 million and $5.1 million, respectively. The increase in interest expense is directly related to the increase in long-term debt outstanding.
Income tax expense—Income tax expense for the three months ended June 30, 2013 and 2012 was $3.0 million and $1.5 million, respectively. Income tax expense is directly related to taxable income generated by our TRS during the periods.
Comparison of six months ended June 30, 2013 and 2012
Results of operations for the six months ended June 30, 2013 include the operating activity of 15 hotels for the full period and five hotels for part of the period, whereas the results of operations for the six months ended June 30, 2012 include the operating activity of 11 hotels for the full period and one hotel for part of the period. As a result, comparisons of results of operations between the periods are not meaningful.
Revenues—Total revenue for the six months ended June 30, 2013 and 2012 was $186.2 million and $117.3 million, respectively. Total revenue for the six months ended June 30, 2013 included rooms revenue of $138.5 million, food and beverage revenue of $40.2 million, and other revenue of $7.5 million. Total revenue for the six months ended June 30, 2012 included rooms revenue of $89.8 million, food and beverage revenue of $23.8 million, and other revenue of $3.7 million.
Hotel operating expenses—Hotel operating expenses, excluding depreciation and amortization, for the six months ended June 30, 2013 and 2012 were $128.3 million and $79.5 million, respectively. Direct hotel operating expenses for the six months ended June 30, 2013 included rooms expense of $33.2 million, food and beverage expense of $29.7 million, and other direct expenses of $3.7 million. Direct hotel operating expenses for the six months ended June 30, 2012 included rooms expense of $20.7 million, food and beverage expense of $17.4 million, and other direct expenses of $1.8 million. Indirect hotel operating expenses, which includes management and franchise fees, lease expense, real estate taxes, insurance, utilities, repairs and maintenance, advertising and sales, and general and administrative expenses, for the six months ended June 30, 2013 and 2012 were $61.7 million and $39.6 million, respectively.
Depreciation and amortization—Depreciation and amortization expense for the six months ended June 30, 2013 and 2012 was $19.7 million and $13.2 million, respectively. The increase in depreciation and amortization expense was directly attributable to the increase in investment in hotels since June 30, 2012.
Air rights contract amortization—Air rights contract amortization expense associated with the Hyatt Regency Boston for each of the six months ended June 30, 2013 and 2012 was $0.3 million.
Corporate general and administrative—Corporate general and administrative expenses for the six months ended June 30, 2013 and 2012 was $7.0 million and $5.6 million, respectively. Included in corporate general and administrative expenses for the six months ended June 30, 2013 and 2012 was $2.3 million and $1.6 million, respectively, of non-cash share-based compensation expense. The increase in corporate general and administrative expenses is primarily a result of an increase in employee compensation expense due to an increase in the number of employees, as well as additional share-based compensation expense related to restricted common shares granted to employees since June 30, 2012.
Hotel acquisition costs—Hotel acquisition costs for the six months ended June 30, 2013 and 2012 was $4.1 million and $0.4 million, respectively. The increase in hotel acquisition costs is a result of five hotel acquisitions occurring during the six months ended June 30, 2013, as compared to no hotel acquisitions during the six months ended June 30, 2012.
Interest income—Interest income on cash and cash equivalents and from a loan receivable for the six months ended June 30, 2013 and 2012 was $243 thousand and $22 thousand, respectively.
Interest expense—Interest expense for the six months ended June 30, 2013 and 2012 was $11.8 million and $10.2 million, respectively. The increase in interest expense is directly related to the increase in long-term debt outstanding.
Income tax benefit (expense)—Income tax expense for the six months ended June 30, 2013 was $0.7 million. Income tax benefit for the six months ended June 30, 2012 was $0.1 million. Income tax benefit (expense) is directly related to taxable losses (income) generated by our TRS during the periods.
Hotel operating results
Management assesses the operating performance of its hotels irrespective of the hotel owner during the periods compared. Included in the following table are comparisons, on a pro forma basis, of occupancy, ADR, RevPAR, Adjusted Hotel EBITDA and Adjusted Hotel EBITDA Margin, the key operating metrics that management uses to assess the performance of its hotels. The key operating metrics include the hotel operating results of 19 of the Trust's 20 hotels owned as of June 30, 2013. The key operating metrics do not include operating results for the Hyatt Place New York Midtown South, as the hotel does not have comparable prior year operating results given it was newly developed in 2013.
The following is a summary of the key operating metrics for the three and six months ended June 30, 2013 and 2012 (in thousands, except for pro forma ADR and pro forma RevPAR):

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
Pro forma occupancy	85.3%	82.0%	330 bps	78.9%	77.0%	190 bps
Pro forma ADR	$203.20	$196.06	3.6%	$188.04	$182.36	3.1%
Pro forma RevPAR	$173.25	$160.84	7.7%	$148.45	$140.39	5.7%
Pro forma Adjusted Hotel EBITDA	$41,500	$36,061	15.1%	$59,676	$52,612	13.4%
Pro forma Adjusted Hotel EBITDA Margin	34.2%	32.5%	170 bps	28.5%	26.9%	160 bps
The increase in pro forma RevPAR for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 was primarily driven by pro forma RevPAR increases at the Denver Marriott City Center, the Hotel Indigo San Diego Gaslamp Quarter, the Homewood Suites Seattle Convention Center, The Hotel Minneapolis, Autograph Collection, the Le Meridien San Francisco, and the Hotel Adagio San Francisco, Autograph Collection. The increase in pro forma RevPAR for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 was primarily driven by pro forma RevPAR increases at the Hotel Adagio San Francisco, Autograph Collection, the Holiday Inn New York City Midtown – 31st Street, The Hotel Minneapolis, Autograph Collection, the Hotel Indigo San Diego Gaslamp Quarter, the Denver Marriott City Center, and the W New Orleans – French Quarter.
The increase in pro forma Adjusted Hotel EBITDA and Adjusted Hotel EBITDA Margin for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 was primarily driven by pro forma Adjusted Hotel EBITDA increases at the W Chicago – City Center, the Hotel Adagio San Francisco, Autograph Collection, the Denver Marriott City Center, and the W New Orleans – French Quarter. The increase in pro forma Adjusted Hotel EBITDA and Adjusted Hotel EBITDA Margin for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 was primarily driven by pro forma Adjusted Hotel EBITDA increases at the W Chicago – City Center, the Hotel Indigo San Diego Gaslamp Quarter, the Hotel Adagio San Francisco, Autograph Collection, the Denver Marriott City Center, the Holiday Inn New York City Midtown – 31st Street, and the W New Orleans – French Quarter.

Non-GAAP Financial Measures
Non-GAAP financial measures are measures of our historical financial performance that are different from measures calculated and presented in accordance with U.S. generally accepted accounting principles. We report the following eight non-GAAP financial measures that we believe are useful to investors as key measures of our operating performance: (1) Funds from operations (FFO), (2) FFO available to common shareholders, (3) Adjusted FFO (AFFO) available to common shareholders, (4) Corporate EBITDA, (5) Adjusted Corporate EBITDA, (6) Hotel EBITDA, (7) Adjusted Hotel EBITDA, and (8) Adjusted Hotel EBITDA Margin.
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
FFO available to common shareholders—We reduce FFO for preferred share dividends and dividends declared on and earnings allocated to unvested time-based awards (consistent with adjustments required by GAAP in reporting net income available to common shareholders and related per share amounts). FFO available to common shareholders provides investors another financial measure to evaluate our operating performance after taking into account the interests of holders of our preferred shares and unvested time-based awards.
AFFO available to common shareholders—We further adjust FFO available to common shareholders for certain additional recurring and non-recurring items that are not in NAREIT’s definition of FFO. Specifically, we adjust for hotel acquisition costs and non-cash amortization of intangible assets and liabilities, including air rights contracts, ground lease assets and unfavorable contract liabilities, deferred franchise costs, and deferred key money, all of which are recurring items. We believe that AFFO available to common shareholders provides investors with another financial measure of our operating performance that provides for greater comparability of our core operating results between periods.

The following table reconciles net income to FFO, FFO available to common shareholders, and AFFO available to common shareholders for the three and six months ended June 30, 2013 and 2012 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$17,057	$9,053	$14,547	$8,257
Add: Depreciation and amortization	10,838	6,677	19,677	13,207
FFO	27,895	15,730	34,224	21,464
Less: Preferred share dividends	(2,422)	—	(4,844)	—
Dividends declared on unvested time-based awards	(90)	(34)	(178)	(68)
Undistributed earnings allocated to unvested time- based awards	(23)	(10)	—	—
FFO available to common shareholders	25,360	15,686	29,202	21,396
Add: Hotel acquisition costs	1,237	134	4,136	443
Non-cash amortization(1)	50	60	112	120
AFFO available to common shareholders	$26,647	$15,880	$33,450	$21,959
FFO available per common share—basic and diluted	$0.53	$0.49	$0.63	$0.67
AFFO available per common share—basic and diluted	$0.56	$0.50	$0.72	$0.69

(1)	Includes non-cash amortization of ground lease asset, deferred franchise costs, deferred key money, unfavorable contract liability, and air rights contract.
Corporate EBITDA—Corporate EBITDA is defined as net income before interest, income taxes, and depreciation and amortization. We believe that Corporate EBITDA provides investors a useful financial measure to evaluate our operating performance, excluding the impact of our capital structure (primarily interest expense) and our asset base (primarily depreciation and amortization).
Adjusted Corporate EBITDA—We further adjust Corporate EBITDA for certain additional recurring and non-recurring items. Specifically, we adjust for hotel acquisition costs and non-cash amortization of intangible assets and liabilities, including air rights contracts, ground lease assets and unfavorable contract liabilities, deferred franchise costs, and deferred key money, all of which are recurring items. We believe that Adjusted Corporate EBITDA provides investors with another financial measure of our operating performance that provides for greater comparability of our core operating results between periods.
The following table reconciles net income to Corporate EBITDA and Adjusted Corporate EBITDA for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$17,057	$9,053	$14,547	$8,257
Add: Depreciation and amortization	10,838	6,677	19,677	13,207
Interest expense	6,346	5,106	11,787	10,190
Income tax expense (benefit)	2,974	1,486	690	(110)
Less: Interest income	(25)	(19)	(243)	(22)
Corporate EBITDA	37,190	22,303	46,458	31,522
Add: Hotel acquisition costs	1,237	134	4,136	443
Non-cash amortization(1)	50	60	112	120
Adjusted Corporate EBITDA	$38,477	$22,497	$50,706	$32,085

(1)	Includes non-cash amortization of ground lease asset, deferred franchise costs, deferred key money, unfavorable contract liability, and air rights contract.
Hotel EBITDA—Hotel EBITDA is defined as total revenues less total hotel operating expenses. We believe that Hotel EBITDA provides investors a useful financial measure to evaluate our hotel operating performance.
Adjusted Hotel EBITDA—We further adjust Hotel EBITDA for certain additional recurring and non-recurring items. Specifically, we adjust for non-cash amortization of intangible assets and liabilities, including ground lease assets and unfavorable contract liabilities, deferred franchise costs, and deferred key money, all of which are recurring items. We believe that Adjusted Hotel EBITDA provides investors with another useful financial measure to evaluate our hotel operating performance.
Adjusted Hotel EBITDA Margin—Adjusted Hotel EBITDA Margin is defined as Adjusted Hotel EBITDA as a percentage of total revenues. We believe that Adjusted Hotel EBITDA Margin provides investors another useful measure to evaluate our hotel operating performance.
The following table calculates for the comparable 19-hotel portfolio pro forma Hotel EBITDA, Adjusted Hotel EBITDA, and Adjusted Hotel EBITDA Margin for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total revenue	$121,487	$110,919	$209,315	$195,849
Less: Total hotel operating expenses	79,907	74,788	149,491	143,097
Hotel EBITDA	41,580	36,131	59,824	52,752
Less: Non-cash amortization(1)	(80)	(70)	(148)	(140)
Adjusted Hotel EBITDA	$41,500	$36,061	$59,676	$52,612
Adjusted Hotel EBITDA Margin	34.2%	32.5%	28.5%	26.9%

(1)	Includes non-cash amortization of ground lease asset, deferred franchise costs, deferred key money, and unfavorable contract liability.
None of FFO, FFO available to common shareholders, AFFO available to common shareholders, Corporate EBITDA, Adjusted Corporate EBITDA, Hotel EBITDA, or Adjusted Hotel EBITDA represent cash generated from operating activities as determined by GAAP, nor shall any of these measures be considered as an alternative to GAAP net income (loss), as an indication of our financial performance, or to GAAP cash flow from operating activities, as a measure of liquidity. In addition, FFO, FFO available to common shareholders, AFFO available to common shareholders, Corporate EBITDA, Adjusted Corporate EBITDA, Hotel EBITDA, and Adjusted Hotel EBITDA are not indicative of funds available to fund cash needs, including the ability to make cash distributions.

Sources and Uses of Cash
For the six months ended June 30, 2013, net cash flows from operating activities were $35.9 million; net cash flows used in investing activities were $336.4 million, including $331.1 million for the acquisition of the Hyatt Place New York Midtown South, the W New Orleans – French Quarter, the W New Orleans, the Hyatt Fisherman's Wharf, and the Hyatt Santa Barbara, and $10.0 million for improvements and additions to our hotels, offset by the receipt of $7.8 million from the repayment of a hotel construction loan; and net cash flows provided by financing activities were $310.1 million, including net proceeds of $165.9 million from the sale of common shares, proceeds of $127.0 million from the issuance of mortgage debt, and net borrowings of $50.0 million under our revolving credit facility, offset by $25.2 million in dividend payments to common and preferred shareholders and $3.0 million for net deposits on loan applications. As of June 30, 2013, we had cash and cash equivalents of approximately $42.8 million.

Liquidity and Capital Resources
We expect our primary source of cash to meet operating requirements, including payment of dividends in accordance with the REIT requirements of the U.S. federal income tax laws, payment of interest on any borrowings and funding of any capital expenditures, will be from our hotels’ results of operations and existing cash and cash equivalent balances. We currently expect that our operating cash flows will be sufficient to fund our continuing operations. We intend to incur indebtedness to supplement our investment capital and to maintain flexibility to respond to industry conditions and opportunities. We are targeting an overall debt level of approximately 40% of the aggregate purchase prices of all of our hotels.
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
Subsequent to quarter end, on July 11, 2013, we entered into two separate loan agreements to obtain two new loans with an aggregate principal amount of $185.5 million. A portion of the proceeds from these two loans was used to prepay our previous $130.0 million term loan secured jointly by the Le Meridien San Francisco and the W Chicago – City Center, which was scheduled to mature in July 2014.
As of the date of this filing, we have approximately $35.0 million of cash and cash equivalents, total borrowing availability of $231.0 million under our revolving credit facility, of which we have $40.0 million currently outstanding, and four unencumbered hotels. In the near term, we expect to include one or more of our unencumbered hotels in the borrowing base of our revolving credit facility thereby increasing the maximum borrowing availability thereunder to $250.0 million. See Note 6, "Long-Term Debt," to our interim consolidated financial statements for additional information relating to our revolving credit facility and other long-term debt. Based on our targeted overall debt level, we have approximately $50.0 million to $75.0 million of remaining investment capacity to continue to grow our hotel portfolio.

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
The Trust currently has the following significant renovation or repositioning projects in process:

•
W Chicago – Lakeshore—A comprehensive renovation encompassing guestrooms, public spaces, restaurant, bars, and meeting space is currently in the design and planning stage. The renovation is expected to commence in the fourth quarter of 2013 and complete in the second quarter of 2014. The current estimated renovation cost, subject to adjustments based on continued evaluation, is approximately $38.0 million, of which $0.8 million had been spent as of June 30, 2013.

•
W New Orleans—A comprehensive renovation encompassing guestrooms, public spaces, restaurant, bars, and meeting space to reposition the hotel to the Le Meridien brand is currently in the design and planning stage. The renovation is expected to commence in the second quarter of 2014 and complete in the fourth quarter of 2014. The current estimated renovation cost, subject to adjustments based on continued evaluation, is approximately $29.0 million, of which less than $0.1 million had been spent as of June 30, 2013.

Contractual Obligations
The following table sets forth our contractual obligations as of June 30, 2013, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands). There were no other material off-balance sheet arrangements at June 30, 2013.

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Revolving credit facility, including interest(1)	$105,650	$1,885	$103,765	$—	$—
Term loans, including interest(1)(2)	199,197	8,373	190,824	—	—
Other mortgage loans, including interest(2)	365,334	18,938	37,878	143,043	165,475
Corporate office lease	966	217	453	296	—
Ground leases(3)	100,344	2,261	4,522	4,522	89,039
	$771,491	$31,674	$337,442	$147,861	$254,514

(1)
Assumes no additional borrowings, and interest payments are based on the interest rate in effect as of June 30, 2013. Also assumes that no extension options are exercised. See the notes to our interim consolidated financial statements for additional information relating to our revolving credit facility and term loans.

(2)
Subsequent to June 30, 2013, the Trust entered into two new loan agreements and prepaid the $130.0 million term loan secured jointly by the Le Meridien San Francisco and the W Chicago – City Center. See Note 12, "Subsequent Events," to our interim consolidated financial statements for additional information.

(3)
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
We earn interest income primarily from cash and cash equivalent balances. Based on our cash and cash equivalents as of June 30, 2013, if interest rates increase or decrease by 1.00%, our interest income will increase or decrease by approximately $0.4 million annually.
Amounts borrowed under our revolving credit facility currently bear interest at variable rates based on LIBOR plus 1.75% - 2.75% (the spread over LIBOR based on our consolidated leverage ratio). If prevailing LIBOR on any outstanding borrowings under our revolving credit facility were to increase or decrease by 1.00%, the increase or decrease in interest expense on our debt would increase or decrease future earnings and cash flows by approximately $1.0 million annually, assuming that the amount outstanding under our revolving credit facility was to remain at $100.0 million, the balance at June 30, 2013.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibits are filed as part of this Form 10-Q:

Exhibit Number	Description of Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President, Chief Financial Officer and Treasurer

32.1	Section 1350 Certification of President and Chief Executive Officer

32.2	Section 1350 Certification of Executive Vice President, Chief Financial Officer and Treasurer

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema Document

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document

101.LAB XBRL	Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHESAPEAKE LODGING TRUST

Date: August 5, 2013	By:	/S/ DOUGLAS W. VICARI
Douglas W. Vicari
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/S/ GRAHAM J. WOOTTEN
Graham J. Wootten
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)