Form 10-Q
period 2013-09-30
Chesapeake Lodging Trust
filed 2013-11-06
CIK 1473078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________
FORM 10-Q
________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
As of November 1, 2013, there were 49,597,947 shares of the registrant’s common shares issued and outstanding.

CHESAPEAKE LODGING TRUST

PART I

Item 1.	Financial Statements

CHESAPEAKE LODGING TRUST
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Property and equipment, net	$1,426,171	$1,107,722
Intangible assets, net	38,931	39,382
Cash and cash equivalents	40,756	33,194
Restricted cash	31,526	23,460
Accounts receivable, net of allowance for doubtful accounts of $95 and $94, respectively	20,096	8,384
Prepaid expenses and other assets	8,368	14,056
Deferred financing costs, net of accumulated amortization of $2,761 and $1,410, respectively	7,231	6,630
Total assets	$1,573,079	$1,232,828

LIABILITIES AND SHAREHOLDERS’ EQUITY
Long-term debt	$564,229	$405,208
Accounts payable and accrued expenses	49,199	34,868
Other liabilities	29,760	25,944
Total liabilities	643,188	466,020
Commitments and contingencies (Note 11)
Preferred shares, $.01 par value; 100,000,000 shares authorized; Series A Cumulative Redeemable Preferred Shares; 5,000,000 shares issued and outstanding ($127,422 liquidation preference)	50	50
Common shares, $.01 par value; 400,000,000 shares authorized; 48,747,147 shares and 39,763,930 shares issued and outstanding, respectively	487	398
Additional paid-in capital	970,998	799,278
Cumulative dividends in excess of net income	(41,556)	(32,089)
Accumulated other comprehensive loss	(88)	(829)
Total shareholders’ equity	929,891	766,808
Total liabilities and shareholders’ equity	$1,573,079	$1,232,828
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
REVENUE
Rooms	$95,547	$58,632	$234,037	$148,394
Food and beverage	21,955	14,488	62,180	38,299
Other	4,941	2,740	12,397	6,483
Total revenue	122,443	75,860	308,614	193,176

EXPENSES
Hotel operating expenses:
Rooms	20,861	12,620	54,047	33,297
Food and beverage	17,558	10,368	47,292	27,750
Other direct	2,333	1,357	6,040	3,193
Indirect	38,780	23,640	100,485	63,240
Total hotel operating expenses	79,532	47,985	207,864	127,480
Depreciation and amortization	12,335	7,215	32,012	20,422
Air rights contract amortization	130	130	390	390
Corporate general and administrative	2,936	3,010	9,921	8,606
Hotel acquisition costs	59	2,474	4,195	2,917
Total operating expenses	94,992	60,814	254,382	159,815
Operating income	27,451	15,046	54,232	33,361
Interest income	4	74	247	96
Interest expense	(7,199)	(5,425)	(18,986)	(15,615)
Loss on early extinguishment of debt	(372)	—	(372)	—
Income before income taxes	19,884	9,695	35,121	17,842
Income tax expense	(641)	(662)	(1,331)	(552)
Net income	19,243	9,033	33,790	17,290
Preferred share dividends	(2,422)	(1,991)	(7,266)	(1,991)
Net income available to common shareholders	$16,821	$7,042	$26,524	$15,299
Net income available per common share—basic and diluted	$0.35	$0.21	$0.56	$0.47
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$19,243	$9,033	$33,790	$17,290
Other comprehensive income:
Unrealized losses on cash flow hedge instruments	(38)	(231)	(93)	(671)
Reclassification of unrealized losses on cash flow hedge instruments to interest expense	297	255	834	725
Comprehensive income	$19,502	$9,057	$34,531	$17,344
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Preferred Shares		Common Shares		Additional Paid-In Capital	Cumulative Dividends in Excess of Net Income	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount				Total

Balances at December 31, 2012	5,000,000	$50	39,763,930	$398	$799,278	$(32,089)	$(829)	$766,808
Sale of common shares, net of underwriting fees and offering costs	—	—	8,494,758	85	169,364	—	—	169,449
Repurchase of common shares	—	—	(49,625)	(1)	(1,097)	—	—	(1,098)
Issuance of restricted common shares	—	—	535,400	5	(5)	—	—	—
Issuance of unrestricted common shares	—	—	2,684	—	60	—	—	60
Amortization of deferred compensation	—	—	—	—	3,398	—	—	3,398
Declaration of dividends on common shares	—	—	—	—	—	(35,991)	—	(35,991)
Declaration of dividends on preferred shares	—	—	—	—	—	(7,266)	—	(7,266)
Net income	—	—	—	—	—	33,790	—	33,790
Other comprehensive income	—	—	—	—	—	—	741	741
Balances at September 30, 2013	5,000,000	$50	48,747,147	$487	$970,998	$(41,556)	$(88)	$929,891
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$33,790	$17,290
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,012	20,422
Air rights contract amortization	390	390
Deferred financing costs amortization	2,102	1,488
Loss on early extinguishment of debt	372	—
Share-based compensation	3,458	2,348
Other	(155)	(392)
Changes in assets and liabilities:
Accounts receivable, net	(9,628)	(7,177)
Prepaid expenses and other assets	(1,194)	(345)
Accounts payable and accrued expenses	10,467	10,057
Other liabilities	782	19
Net cash provided by operating activities	72,396	44,100
Cash flows from investing activities:
Acquisition of hotels, net of cash acquired	(331,058)	(184,702)
Deposit on hotel acquisition	—	(2,000)
Receipt of deposit on hotel acquisition	700	—
Improvements and additions to hotels	(19,510)	(17,530)
Repayment of (investment in) hotel construction loan	7,810	(6,478)
Change in restricted cash	(8,066)	(5,160)
Net cash used in investing activities	(350,124)	(215,870)
Cash flows from financing activities:
Proceeds from sale of common shares, net of underwriting fees	169,855	132,756
Proceeds from sale of preferred shares, net of underwriting fees	—	121,062
Payment of offering costs related to sale of common and preferred shares	(406)	(637)
Borrowings under revolving credit facility	105,000	148,000
Repayments under revolving credit facility	(125,000)	(293,000)
Proceeds from issuance of mortgage debt	312,500	95,000
Principal prepayment on mortgage debt	(130,000)	—
Scheduled principal payments on mortgage debt	(3,321)	(1,545)
Payment of deferred financing costs	(3,075)	(1,838)
Payment of dividends to common shareholders	(31,899)	(20,529)
Payment of dividends to preferred shareholders	(7,266)	—
Repurchase of common shares	(1,098)	(621)
Net cash provided by financing activities	285,290	178,648
Net increase in cash	7,562	6,878
Cash and cash equivalents, beginning of period	33,194	20,960
Cash and cash equivalents, end of period	$40,756	$27,838
Supplemental disclosure of cash flow information:
Cash paid for interest	$16,363	$14,005
Cash paid for income taxes	$1,186	$470
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Organization and Description of Business
Chesapeake Lodging Trust (the “Trust”) is a self-advised real estate investment trust (“REIT”) that was organized in the state of Maryland in June 2009. The Trust is focused on investments primarily in upper-upscale hotels in major business and convention markets and, on a selective basis, premium select-service hotels in urban settings or unique locations in the United States of America (“U.S.”). The Trust completed its initial public offering (“IPO”) on January 27, 2010. As of September 30, 2013, the Trust owned 20 hotels with an aggregate of 5,932 rooms in eight states and the District of Columbia.
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

The Trust reviews its hotels for impairment whenever events or changes in circumstances indicate that the carrying values of the hotels may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the hotels due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel’s estimated fair market value is recorded and an impairment loss is recognized. No impairment losses have been recognized for the three and nine months ended September 30, 2013 and 2012.
The Trust classifies a hotel as held for sale in the period in which it has made the decision to dispose of the hotel, a binding agreement to purchase the hotel has been signed under which the buyer has committed a significant amount of nonrefundable cash, and no significant financing contingencies exist which could cause the transaction not to be completed in a timely manner. If these criteria are met, depreciation and amortization of the hotel will cease and an impairment loss will be recognized if the fair value of the hotel, less the costs to sell, is lower than the carrying amount of the hotel. The Trust will classify the loss, together with the related operating results, as discontinued operations in the consolidated statements of operations and classify the related assets and liabilities as held for sale in the consolidated balance sheets. As of September 30, 2013, the Trust had no assets held for sale or liabilities related to assets held for sale.
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
Derivative Instruments—The Trust is a party to interest rate swaps, which are considered derivative instruments, in order to manage its interest rate exposure. The Trust’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows. The Trust records these derivative instruments at fair value as either assets or liabilities and has designated them as cash flow hedging instruments at inception. The Trust evaluates the hedge effectiveness of the designated cash flow hedging instruments on a quarterly basis and records the effective portion of the change in the fair value of the cash flow hedging instruments as other comprehensive income (loss). Amounts reported in accumulated other comprehensive income (loss) related to cash flow hedging instruments are reclassified to interest expense as interest payments are made on the variable-rate debt being hedged. The Trust does not enter into derivative instruments for trading or speculative purposes and monitors the financial stability and credit standing of its counterparties.
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

The following financial information presents the pro forma results of operations of the Trust for the three and nine months ended September 30, 2013 and 2012 as if all the 2012 and 2013 hotel acquisitions had taken place on January 1, 2012. The pro forma results for the three and nine months ended September 30, 2013 and 2012 have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have actually occurred had all transactions taken place on January 1, 2012, or of future results of operations (in thousands, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total revenue	$122,443	$114,670	$336,859	$310,519
Total hotel operating expenses	79,532	77,045	231,335	220,143
Total operating expenses	94,938	90,785	276,990	260,834
Operating income	27,505	23,885	59,869	49,685
Net income available to common shareholders	16,974	13,874	30,997	21,549
Net income available per common share—basic and diluted	$0.35	$0.29	$0.64	$0.45

For the three and nine months ended September 30, 2013, the consolidated statements of operations included total revenue of $24.1 million and $39.6 million, respectively, and total hotel operating expenses of $17.1 million and $26.7 million, respectively, related to the operations of the five hotels acquired in 2013.

4. Property and Equipment
Property and equipment as of September 30, 2013 and December 31, 2012 consisted of the following (in thousands):

	September 30,	December 31,
	2013	2012
Land and land improvements	$262,282	$179,786
Buildings and leasehold improvements	1,135,041	897,725
Furniture, fixtures and equipment	101,736	76,077
Construction-in-progress	11,230	6,240
	1,510,289	1,159,828
Less: accumulated depreciation and amortization	(84,118)	(52,106)
Property and equipment, net	$1,426,171	$1,107,722

5. Intangible Assets and Liability
Intangible assets and liability as of September 30, 2013 and December 31, 2012 consisted of the following (in thousands):

	September 30,	December 31,
	2013	2012
Intangible assets:
Air rights contract	$36,105	$36,105
Favorable ground leases	4,828	4,828
	40,933	40,933
Less: accumulated amortization	(2,002)	(1,551)
Intangible assets, net	$38,931	$39,382

Intangible liability:
Unfavorable contract liability	$14,236	$14,236
Less: accumulated amortization	(785)	(490)
Intangible liability, net (included within other liabilities)	$13,451	$13,746

6. Long-Term Debt
Long-term debt as of September 30, 2013 and December 31, 2012 consisted of the following (in thousands):

	September 30,	December 31,
	2013	2012
Revolving credit facility	$30,000	$50,000
Term loans	60,000	155,000
Other mortgage loans	473,578	199,399
	563,578	404,399
Unamortized premium	651	809
Long-term debt	$564,229	$405,208
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
As of September 30, 2013, the interest rate in effect for borrowings under the revolving credit facility was 1.93%. The amount that the Trust can borrow under the revolving credit facility is based on the value of the Trust's hotels included in the borrowing base, as defined in the amended credit agreement. As of September 30, 2013, the revolving credit facility was secured by nine hotels providing borrowing availability of $250.0 million, of which $220.0 million remained available. The amended credit agreement contains standard financial covenants, including certain leverage ratios, coverage ratios, and a minimum tangible net worth requirement.
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
On July 11, 2013, the Trust prepaid its previous $130.0 million term loan secured by the Le Meridien San Francisco and the W Chicago – City Center, which was scheduled to mature in July 2014. The Trust recorded a loss on early extinguishment of debt of $0.4 million during the three months ended September 30, 2013 related to the write-off of unamortized deferred financing costs associated with the $130.0 million term loan. The Trust also reclassified $0.3 million from accumulated other comprehensive loss to interest expense during the three months ended September 30, 2013 related to the termination of an interest rate cap associated with the $130.0 million term loan.
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

As of September 30, 2013, the Trust was in compliance with all financial covenants under its borrowing arrangements. As of September 30, 2013, the Trust’s weighted-average interest rate on its long-term debt was 4.18%. Future scheduled principal payments of debt obligations (assumes no exercise of extension options) as of September 30, 2013 are as follows (in thousands):

Year	Amounts
2013	$2,405
2014	69,837
2015	10,271
2016	161,323
2017	8,598
Thereafter	311,144
$563,578

7. Earnings Per Share
The following is a reconciliation of the amounts used in calculating basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Net income available to common shareholders	$16,821	$7,042	$26,524	$15,299
Less: Dividends declared on unvested time-based awards	(98)	(34)	(276)	(102)
Less: Undistributed earnings allocated to unvested time-based awards	(33)	—	—	—
Net income available to common shareholders, excluding amounts attributable to unvested time-based awards	$16,690	$7,008	$26,248	$15,197
Denominator:
Weighted-average number of common shares outstanding—basic and diluted	47,885,696	32,971,594	46,759,598	32,254,777
Net income available per common share—basic and diluted	$0.35	$0.21	$0.56	$0.47
For the three and nine months ended September 30, 2013, 344,900 unvested performance-based awards, and for the three and nine months ended September 30, 2012, 63,870 unvested performance-based awards, were excluded from diluted weighted-average common shares outstanding, as the awards had not achieved the specific levels of relative total shareholder return required for vesting at each period or their effect would have been anti-dilutive.

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
On September 6, 2013, the Trust entered into sales agreements with two sales agents, pursuant to which the Trust may issue and sell up to $100.0 million in the aggregate of its common shares through a continuous at-the-market offering or other methods (the “ATM program”). For the nine months ended September 30, 2013, the Trust sold 157,258 common shares at an average price of $24.23 per share under the ATM program and generated net proceeds of $3.7 million after deducting sales commissions and offering costs. As of September 30, 2013, $96.2 million of common shares remained available for issuance under the ATM program. Subsequent to September 30, 2013 and through November 6, 2013, the Trust sold 854,800 common shares at an average price of $23.64 per share under the ATM program and generated net proceeds of $20.0 million after deducting sales commissions and offering costs.
For the nine months ended September 30, 2013, the Trust issued 2,684 unrestricted common shares and 535,400 restricted common shares to its trustees and employees. For the nine months ended September 30, 2013, the Trust repurchased 49,625 common shares from employees to satisfy the minimum statutory tax withholding requirements related to the vesting of their previously granted restricted common shares. As of September 30, 2013, the Trust had 48,747,147 common shares outstanding.
For the nine months ended September 30, 2013, the Trust paid or its board of trustees declared the following dividends per common share:

	Record Date	Payment Date	Dividend Per Common Share
Fourth Quarter 2012	December 31, 2012	January 15, 2013	$0.22
First Quarter 2013	March 29, 2013	April 15, 2013	$0.24
Second Quarter 2013	June 28, 2013	July 15, 2013	$0.24
Third Quarter 2013	September 30, 2013	October 15, 2013	$0.26
Preferred Shares—The Trust is authorized to issue up to 100,000,000 preferred shares, $.01 par value per share. The Trust’s board of trustees is required to set for each class or series of preferred shares the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption.
On July 17, 2012, the Trust completed an underwritten public offering of 5,000,000 shares of its 7.75% Series A Cumulative Redeemable Preferred Shares, including 600,000 shares sold pursuant to the underwriters’ exercise of their over-allotment option. After deducting underwriting fees and offering costs, the Trust generated net proceeds of $120.6 million. As of September 30, 2013, the Trust had 5,000,000 shares of its 7.75% Series A Cumulative Redeemable Preferred Shares outstanding.
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
For the nine months ended September 30, 2013, the Trust paid or its board of trustees declared the following dividends per preferred share:

	Record Date	Payment Date	Dividend Per Series A Cumulative Redeemable Preferred Share
Fourth Quarter 2012	December 31, 2012	January 15, 2013	$0.484375
First Quarter 2013	March 29, 2013	April 15, 2013	$0.484375
Second Quarter 2013	June 28, 2013	July 15, 2013	$0.484375
Third Quarter 2013	September 30, 2013	October 15, 2013	$0.484375
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
Universal Shelf—In August 2012, the Trust filed a Registration Statement on Form S-3 with the SEC, registering equity securities with a maximum aggregate offering price of up to $500.0 million. As of September 30, 2013, equity securities with a maximum aggregate offering price of $88.7 million remained available to issue under this Registration Statement.

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
The Trust initially reserved 454,657 common shares for issuance under the Plan at its establishment. In May 2012, the Trust’s common shareholders approved an amendment to the Plan such that the number of shares available for issuance under the Plan was increased by 2,750,000. Shares that are issued under the Plan to any person pursuant to an award are counted against this limit as one share for every one share granted. If any shares covered by an award are not purchased or are forfeited, if an award is settled in cash, or if an award otherwise terminates without delivery of any shares, then the number of common shares counted against the aggregate number of shares available under the Plan with respect to the award will, to the extent of any such forfeiture or termination, again be available for making awards under the Plan. As of September 30, 2013, subject to increases that may result in the case of any future forfeiture or termination of currently outstanding awards, 2,050,490 common shares were reserved and available for future issuances under the Plan.
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
For the nine months ended September 30, 2013, the Trust granted 535,400 restricted common shares to certain employees and trustees, of which 190,500 shares were time-based awards and 344,900 shares were performance-based awards. The time-based awards are generally eligible to vest at the rate of one-fourth of the number of restricted shares granted commencing on the first anniversary of their issuance. The performance-based awards are eligible to vest at the rate of one-fourth of the number of restricted shares granted commencing on December 31, 2013 and each year thereafter. Additional vesting of performance-based awards can also occur at December 31, 2016 based on the cumulative level of relative total shareholder return during the entire performance measurement period. Dividends on these performance-based awards accrue, but are not paid unless the related shares vest. The fair value of the 2013 performance-based awards was determined using a Monte Carlo simulation with the following assumptions: volatility of 31.15%; an expected term equal to the requisite service period for the awards; and a risk-free interest rate of 0.55%.
As of September 30, 2013, there was approximately $10.0 million of unrecognized share-based compensation expense related to restricted common shares. The unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 2.8 years.

The following is a summary of the Trust’s restricted common share activity for the nine months ended September 30, 2013:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Restricted common shares as of December 31, 2012	341,583	$19.59
Granted	535,400	$17.48
Vested	(155,183)	$18.67
Forfeited	—	$—
Restricted common shares as of September 30, 2013	721,800	$18.22

10. Fair Value Measurements and Derivative Instruments
The following table sets forth the Trust’s financial assets and liabilities measured at fair value by level within the fair value hierarchy (in thousands). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at September 30, 2013
	Total	Level 1	Level 2	Level 3
Liabilities:
Interest rate swaps (included within other liabilities)	$88	$—	$88	$—
	$88	$—	$88	$—
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
The Trust’s financial instruments in addition to those disclosed in the table above include cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, and long-term debt. The carrying values reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses approximate fair value. The Trust estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument using estimated market rates of debt instruments with similar maturities and credit profiles. These inputs are classified as Level 3 within the fair value hierarchy. As of September 30, 2013, the carrying value reported in the consolidated balance sheet for the Trust's long-term debt approximated its fair value.

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
Franchise Agreements—As of September 30, 2013, 12 of the Trust’s hotels operated pursuant to franchise agreements with hotel brand companies and eight hotels operated pursuant to management agreements with hotel brand companies that allowed them to operate under their respective brands. Under the 12 franchise agreements, the Trust generally pays a royalty fee ranging from 3% to 6% of room revenues and up to 3% of food and beverage revenues, plus additional fees for marketing, central reservation systems, and other franchisor costs that amount to between 1% and 5% of room revenues.
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

Executive Summary
We were pleased with our hotel portfolio performance during the quarter despite a few headwinds. Pro forma RevPAR growth for our hotel portfolio during the third quarter of 2013 was 4.2%, which was driven by an increase in pro forma occupancy of 0.2 percentage points to 84.9% and an increase in pro forma ADR of 4.0%. Our hotel portfolio underperformed the overall U.S. lodging industry RevPAR growth of 5.5%, as reported by Smith Travel Research, as a result of several factors affecting our portfolio.
During the quarter, we commenced on our comprehensive renovation of the W Chicago - Lakeshore earlier than previously expected. In addition, convention calendars in certain of our markets, including New Orleans and Boston, were weaker in the third quarter of 2013 as compared to the same period in 2012 resulting in lower demand for rooms at certain of our hotels in those markets. Lastly, the ongoing federal sequestration put into effect earlier this year, and more recently, the government shutdown in the fourth quarter of 2013, have negatively impacted certain of our hotels in a few markets, including

Washington, Denver, and San Diego. Despite these factors, our overall hotel portfolio performed well and our hotel operators were able to reduce or limit increases in expenses, thereby increasing hotel profitability and operating margins significantly during the quarter.
The U.S. economy continues to improve despite ongoing uncertainty surrounding U.S. fiscal policy. We continue to see positive economic indicators, including strong levels of corporate profits, a decreasing unemployment rate, and increased levels of consumer confidence and sentiment. We believe supply and demand dynamics in the geographic markets in which our hotels are concentrated will remain strong for the foreseeable future.

Results of Operations
Comparison of three months ended September 30, 2013 and 2012
Results of operations for the three months ended September 30, 2013 include the operating activity of 20 hotels for the full quarter, whereas the results of operations for the three months ended September 30, 2012 include the operating activity of 12 hotels for the full quarter and two hotels for part of the quarter. As a result, comparisons of results of operations between the periods are not meaningful.
Revenues—Total revenue for the three months ended September 30, 2013 and 2012 was $122.4 million and $75.9 million, respectively. Total revenue for the three months ended September 30, 2013 included rooms revenue of $95.5 million, food and beverage revenue of $22.0 million, and other revenue of $4.9 million. Total revenue for the three months ended September 30, 2012 included rooms revenue of $58.6 million, food and beverage revenue of $14.5 million, and other revenue of $2.7 million.
Hotel operating expenses—Hotel operating expenses, excluding depreciation and amortization, for the three months ended September 30, 2013 and 2012 were $79.5 million and $48.0 million, respectively. Direct hotel operating expenses for the three months ended September 30, 2013 included rooms expense of $20.9 million, food and beverage expense of $17.6 million, and other direct expenses of $2.3 million. Direct hotel operating expenses for the three months ended September 30, 2012 included rooms expense of $12.6 million, food and beverage expense of $10.4 million, and other direct expenses of $1.4 million. Indirect hotel operating expenses, which includes management and franchise fees, lease expense, real estate taxes, insurance, utilities, repairs and maintenance, advertising and sales, and general and administrative expenses, for the three months ended September 30, 2013 and 2012 were $38.8 million and $23.6 million, respectively.
Depreciation and amortization—Depreciation and amortization expense for the three months ended September 30, 2013 and 2012 was $12.3 million and $7.2 million, respectively. The increase in depreciation and amortization expense was directly attributable to the increase in investment in hotels since September 30, 2012.
Air rights contract amortization—Air rights contract amortization expense associated with the Hyatt Regency Boston for each of the three months ended September 30, 2013 and 2012 was $0.1 million.
Corporate general and administrative—Corporate general and administrative expense for the three months ended September 30, 2013 and 2012 was $2.9 million and $3.0 million, respectively. Included in corporate general and administrative expense for the three months ended September 30, 2013 and 2012 was $1.2 million and $0.8 million, respectively, of non-cash share-based compensation expense. The increase in non-cash share-based compensation expense related to restricted common shares granted to employees since September 30, 2012.
Hotel acquisition costs—Hotel acquisition costs for the three months ended September 30, 2013 and 2012 was $0.1 million and $2.5 million, respectively. The decrease in hotel acquisition costs is a result of no hotel acquisitions occurring during the three months ended September 30, 2013, as compared to two hotel acquisitions occurring during the three months ended September 30, 2012.
Interest income—Interest income on cash and cash equivalents and from a loan receivable for the three months ended September 30, 2013 and 2012 was $4 thousand and $74 thousand, respectively.
Interest expense—Interest expense for the three months ended September 30, 2013 and 2012 was $7.2 million and $5.4 million, respectively. The increase in interest expense is directly related to the increase in long-term debt outstanding.
Loss on early extinguishment of debt—Loss on early extinguishment of debt for the three months ended September 30, 2013 was $0.4 million. The loss on early extinguishment of debt was related to the write-off of unamortized deferred financing costs associated with the prepayment of a previous $130.0 million term loan secured by the Le Meridien San Francisco and the W Chicago – City Center during the period.
Income tax expense—Income tax expense for the three months ended September 30, 2013 and 2012 was $0.6 million and $0.7 million, respectively. Income tax expense is directly related to taxable income generated by our TRS during the periods.

Comparison of nine months ended September 30, 2013 and 2012
Results of operations for the nine months ended September 30, 2013 include the operating activity of 15 hotels for the full period and five hotels for part of the period, whereas the results of operations for the nine months ended September 30, 2012 include the operating activity of 11 hotels for the full period and three hotels for part of the period. As a result, comparisons of results of operations between the periods are not meaningful.
Revenues—Total revenue for the nine months ended September 30, 2013 and 2012 was $308.6 million and $193.2 million, respectively. Total revenue for the nine months ended September 30, 2013 included rooms revenue of $234.0 million, food and beverage revenue of $62.2 million, and other revenue of $12.4 million. Total revenue for the nine months ended September 30, 2012 included rooms revenue of $148.4 million, food and beverage revenue of $38.3 million, and other revenue of $6.5 million.
Hotel operating expenses—Hotel operating expenses, excluding depreciation and amortization, for the nine months ended September 30, 2013 and 2012 were $207.9 million and $127.5 million, respectively. Direct hotel operating expenses for the nine months ended September 30, 2013 included rooms expense of $54.0 million, food and beverage expense of $47.3 million, and other direct expenses of $6.0 million. Direct hotel operating expenses for the nine months ended September 30, 2012 included rooms expense of $33.3 million, food and beverage expense of $27.8 million, and other direct expenses of $3.2 million. Indirect hotel operating expenses, which includes management and franchise fees, lease expense, real estate taxes, insurance, utilities, repairs and maintenance, advertising and sales, and general and administrative expenses, for the nine months ended September 30, 2013 and 2012 were $100.5 million and $63.2 million, respectively.
Depreciation and amortization—Depreciation and amortization expense for the nine months ended September 30, 2013 and 2012 was $32.0 million and $20.4 million, respectively. The increase in depreciation and amortization expense was directly attributable to the increase in investment in hotels since September 30, 2012.
Air rights contract amortization—Air rights contract amortization expense associated with the Hyatt Regency Boston for each of the nine months ended September 30, 2013 and 2012 was $0.4 million.
Corporate general and administrative—Corporate general and administrative expense for the nine months ended September 30, 2013 and 2012 was $9.9 million and $8.6 million, respectively. Included in corporate general and administrative expense for the nine months ended September 30, 2013 and 2012 was $3.5 million and $2.3 million, respectively, of non-cash share-based compensation expense. The increase in non-cash share-based compensation expense related to restricted common shares granted to employees since September 30, 2012.
Hotel acquisition costs—Hotel acquisition costs for the nine months ended September 30, 2013 and 2012 was $4.2 million and $2.9 million, respectively. The increase in hotel acquisition costs is a result of five hotel acquisitions occurring during the nine months ended September 30, 2013, as compared to two hotel acquisitions occurring during the nine months ended September 30, 2012.
Interest income—Interest income on cash and cash equivalents and from a loan receivable for the nine months ended September 30, 2013 and 2012 was $0.2 million and $0.1 million, respectively.
Interest expense—Interest expense for the nine months ended September 30, 2013 and 2012 was $19.0 million and $15.6 million, respectively. The increase in interest expense is directly related to the increase in long-term debt outstanding.
Loss on early extinguishment of debt—Loss on early extinguishment of debt for the nine months ended September 30, 2013 was $0.4 million. The loss on early extinguishment of debt was related to the write-off of unamortized deferred financing costs associated with the prepayment of a previous $130.0 million term loan secured by the Le Meridien San Francisco and the W Chicago – City Center during the period.
Income tax expense—Income tax expense for the nine months ended September 30, 2013 and 2012 was $1.3 million and $0.6 million, respectively. Income tax expense is directly related to taxable income generated by our TRS during the periods.
Hotel operating results
Management assesses the operating performance of its hotels irrespective of the hotel owner during the periods compared. Included in the following table are comparisons, on a pro forma basis, of occupancy, ADR, RevPAR, Adjusted Hotel EBITDA and Adjusted Hotel EBITDA Margin, the key operating metrics that management uses to assess the performance of its hotels. The key operating metrics include the hotel operating results of 19 of the Trust's 20 hotels owned as of September 30, 2013. The key operating metrics do not include operating results for the Hyatt Place New York Midtown South, as the hotel does not have comparable prior year operating results given it was newly developed in 2013.

The following is a summary of the key operating metrics for the three and nine months ended September 30, 2013 and 2012 (in thousands, except for pro forma ADR and pro forma RevPAR):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
Pro forma occupancy	84.9%	84.7%	20 bps	80.9%	79.6%	130 bps
Pro forma ADR	$203.58	$195.80	4.0%	$193.53	$187.17	3.4%
Pro forma RevPAR	$172.76	$165.83	4.2%	$156.64	$148.94	5.2%
Pro forma Adjusted Hotel EBITDA	$40,732	$37,555	8.5%	$100,408	$90,167	11.4%
Pro forma Adjusted Hotel EBITDA Margin	34.5%	32.8%	170 bps	30.7%	29.0%	170 bps
The increase in pro forma RevPAR for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 was primarily driven by pro forma RevPAR increases at the Hotel Adagio San Francisco, Autograph Collection, the Hotel Indigo San Diego Gaslamp Quarter, the Homewood Suites Seattle Convention Center, The Hotel Minneapolis, Autograph Collection, the Le Meridien San Francisco, the Hyatt Fisherman's Wharf, the W New Orleans – French Quarter, and the Hyatt Santa Barbara. The increase in pro forma RevPAR for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 was primarily driven by pro forma RevPAR increases at the Hotel Adagio San Francisco, Autograph Collection, the Holiday Inn New York City Midtown – 31st Street, the Hotel Indigo San Diego Gaslamp Quarter, the W New Orleans – French Quarter, The Hotel Minneapolis, Autograph Collection, the Hyatt Santa Barbara, the Homewood Suites Seattle Convention Center, and the Hyatt Fisherman's Wharf.
The increase in pro forma Adjusted Hotel EBITDA and Adjusted Hotel EBITDA Margin for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 was primarily driven by pro forma Adjusted Hotel EBITDA increases at the Hotel Adagio San Francisco, Autograph Collection, the Hotel Indigo San Diego Gaslamp Quarter, the W New Orleans – French Quarter, The Hotel Minneapolis, Autograph Collection, the Denver Marriott City Center, and the Hyatt Fisherman's Wharf. The increase in pro forma Adjusted Hotel EBITDA and Adjusted Hotel EBITDA Margin for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 was primarily driven by pro forma Adjusted Hotel EBITDA increases at the W Chicago – City Center, the Hotel Adagio San Francisco, Autograph Collection, the Denver Marriott City Center, the Holiday Inn New York City Midtown – 31st Street, The Hotel Minneapolis, Autograph Collection, the W New Orleans – French Quarter, the Hotel Indigo San Diego Gaslamp Quarter, and the Hyatt Fisherman's Wharf.

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
The following table reconciles net income to FFO, FFO available to common shareholders, and AFFO available to common shareholders for the three and nine months ended September 30, 2013 and 2012 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$19,243	$9,033	$33,790	$17,290
Add: Depreciation and amortization	12,335	7,215	32,012	20,422
FFO	31,578	16,248	65,802	37,712
Less: Preferred share dividends	(2,422)	(1,991)	(7,266)	(1,991)
Dividends declared on unvested time-based awards	(98)	(34)	(276)	(102)
Undistributed earnings allocated to unvested time- based awards	(33)	—	—	—
FFO available to common shareholders	29,025	14,223	58,260	35,619
Add: Hotel acquisition costs	59	2,474	4,195	2,917
Non-cash amortization(1)	55	60	167	181
AFFO available to common shareholders	$29,139	$16,757	$62,622	$38,717
FFO available per common share—basic and diluted	$0.61	$0.43	$1.25	$1.10
AFFO available per common share—basic and diluted	$0.61	$0.51	$1.34	$1.20

(1)	Includes non-cash amortization of ground lease asset, deferred franchise costs, deferred key money, unfavorable contract liability, and air rights contract.
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

The following table reconciles net income to Corporate EBITDA and Adjusted Corporate EBITDA for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$19,243	$9,033	$33,790	$17,290
Add: Depreciation and amortization	12,335	7,215	32,012	20,422
Interest expense	7,199	5,425	18,986	15,615
Loss on early extinguishment of debt	372	—	372	—
Income tax expense	641	662	1,331	552
Less: Interest income	(4)	(74)	(247)	(96)
Corporate EBITDA	39,786	22,261	86,244	53,783
Add: Hotel acquisition costs	59	2,474	4,195	2,917
Non-cash amortization(1)	55	60	167	181
Adjusted Corporate EBITDA	$39,900	$24,795	$90,606	$56,881

(1)	Includes non-cash amortization of ground lease asset, deferred franchise costs, deferred key money, unfavorable contract liability, and air rights contract.
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
The following table calculates for the comparable 19-hotel portfolio pro forma Hotel EBITDA, Adjusted Hotel EBITDA, and Adjusted Hotel EBITDA Margin for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total revenue	$118,115	$114,670	$327,430	$310,519
Less: Total hotel operating expenses	77,309	77,046	226,800	220,143
Hotel EBITDA	40,806	37,624	100,630	90,376
Less: Non-cash amortization(1)	(74)	(69)	(222)	(209)
Adjusted Hotel EBITDA	$40,732	$37,555	$100,408	$90,167
Adjusted Hotel EBITDA Margin	34.5%	32.8%	30.7%	29.0%

(1)	Includes non-cash amortization of ground lease asset, deferred franchise costs, deferred key money, and unfavorable contract liability.
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

Sources and Uses of Cash
For the nine months ended September 30, 2013, net cash flows from operating activities were $72.4 million; net cash flows used in investing activities were $350.1 million, including $331.1 million for the acquisition of the Hyatt Place New York Midtown South, the W New Orleans – French Quarter, the W New Orleans, the Hyatt Fisherman's Wharf, and the Hyatt Santa Barbara, and $19.5 million for improvements and additions to our hotels, offset by the receipt of $7.8 million from the repayment of a hotel construction loan; and net cash flows provided by financing activities were $285.3 million, including net proceeds of $169.4 million from the sale of common shares and proceeds of $312.5 million from the issuance of mortgage debt, offset by net repayments of $20.0 million under our revolving credit facility, a principal prepayment of $130.0 million on mortgage debt, and $39.2 million in dividend payments to common and preferred shareholders. As of September 30, 2013, we had cash and cash equivalents of $40.8 million.

Liquidity and Capital Resources
We expect our primary source of cash to meet operating requirements, including payment of dividends in accordance with the REIT requirements of the U.S. federal income tax laws, payment of interest on any borrowings and funding of any capital expenditures, will be from our hotels’ results of operations and existing cash and cash equivalent balances. We currently expect that our operating cash flows will be sufficient to fund our continuing operations. We intend to incur indebtedness to supplement our investment capital and to maintain flexibility to respond to industry conditions and opportunities. We are targeting an overall debt level of approximately 40% of the aggregate value of all of our hotels as calculated in accordance with our revolving credit facility.
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
On September 6, 2013, we entered into sales agreements with two sales agents, pursuant to which we may issue and sell up to $100.0 million in the aggregate of our common shares through a continuous at-the-market offering or other methods. For the nine months ended September 30, 2013, we sold 157,258 common shares at an average price of $24.23 per share under the ATM program and generated net proceeds of $3.7 million after deducting sales commissions and offering costs. Subsequent to September 30, 2013 and through the date of this filing, we sold 854,800 common shares at an average price of $23.64 per share under the ATM program and generated net proceeds of $20.0 million after deducting sales commissions and offering costs. As of the date of this filing, $76.0 million of common shares remained available for issuance under the ATM program.
As of the date of this filing, we have approximately $33.0 million of cash and cash equivalents, total borrowing availability of $250.0 million under our revolving credit facility, of which we have $10.0 million currently outstanding, and two unencumbered hotels. See Note 6, "Long-Term Debt," to our interim consolidated financial statements for additional information relating to our revolving credit facility and other long-term debt. Based on our targeted overall debt level, we have approximately $125.0 million to $150.0 million of remaining investment capacity to continue to grow our hotel portfolio.

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

The Trust currently has the following significant renovation or repositioning projects in process:

•
W Chicago – Lakeshore—A comprehensive renovation encompassing guestrooms, public spaces, restaurant, bars, and meeting space is currently underway. The renovation commenced in the third quarter of 2013 and is expected to be completed in the second quarter of 2014. The current estimated renovation cost, subject to adjustments based on continued evaluation, is approximately $38.0 million, of which $6.4 million had been spent as of September 30, 2013.

•
W New Orleans—A comprehensive renovation encompassing guestrooms, public spaces, restaurant, bars, and meeting space to reposition the hotel to the Le Meridien brand is currently in the design and planning stage. The renovation is expected to commence in the second quarter of 2014 and be completed in the fourth quarter of 2014. The current estimated renovation cost, subject to adjustments based on continued evaluation, is approximately $29.0 million, of which less than $0.1 million had been spent as of September 30, 2013.

Contractual Obligations
The following table sets forth our contractual obligations as of September 30, 2013, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands). There were no other material off-balance sheet arrangements at September 30, 2013.

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Revolving credit facility, including interest(1)	$31,557	$587	$30,970	$—	$—
Term loan, including interest(1)	61,881	61,881	—	—	—
Other mortgage loans, including interest	601,052	30,540	147,701	77,384	345,427
Corporate office lease	913	218	456	239	—
Ground leases(2)	99,779	2,261	4,522	4,522	88,474
	$795,182	$95,487	$183,649	$82,145	$433,901

(1)
Assumes no additional borrowings, and interest payments are based on the interest rate in effect as of September 30, 2013. Also assumes that no extension options are exercised. See the notes to our interim consolidated financial statements for additional information relating to our revolving credit facility and term loans.

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
We earn interest income primarily from cash and cash equivalent balances. Based on our cash and cash equivalents as of September 30, 2013, if interest rates increase or decrease by 1.00%, our interest income will increase or decrease by approximately $0.4 million annually.
Amounts borrowed under our revolving credit facility currently bear interest at variable rates based on LIBOR plus 1.75% - 2.75% (the spread over LIBOR based on our consolidated leverage ratio). If prevailing LIBOR on any outstanding borrowings under our revolving credit facility were to increase or decrease by 1.00%, the increase or decrease in interest expense on our debt would increase or decrease future earnings and cash flows by approximately $0.3 million annually, assuming that the amount outstanding under our revolving credit facility was to remain at $30.0 million, the balance at September 30, 2013.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibits are filed as part of this Form 10-Q:

Exhibit Number	Description of Exhibit

10.1	Loan Agreement, dated July 11, 2013, by and between CHSP San Francisco LLC, as borrower, and PNC Bank, National Association, as lender

10.2	Loan Agreement, dated July 11, 2013, by and between CHSP Chicago LLC, as borrower, and Goldman Sachs Mortgage Company, as lender

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President, Chief Financial Officer and Treasurer

32.1	Section 1350 Certification of President and Chief Executive Officer

32.2	Section 1350 Certification of Executive Vice President, Chief Financial Officer and Treasurer

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema Document

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document

101.LAB XBRL	Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHESAPEAKE LODGING TRUST

Date: November 6, 2013	By:	/S/ DOUGLAS W. VICARI
Douglas W. Vicari
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/S/ GRAHAM J. WOOTTEN
Graham J. Wootten
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)