Form 10-K
period 2013-12-31
Chesapeake Lodging Trust
filed 2014-02-20
CIK 1473078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________
FORM 10-K
________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2013, the aggregate market value of the registrant’s common shares held by non-affiliates of the registrant was approximately $982,577,000 based on the closing price reported on the New York Stock Exchange. As of February 14, 2014, there were 50,033,220 shares of the registrant’s common shares issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain portions of the Registrant’s proxy statement for its 2014 annual meeting of shareholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

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
Overview
Chesapeake Lodging Trust (the “Trust”) is a self-advised real estate investment trust ("REIT") that was organized in the state of Maryland in June 2009. We are focused on investments primarily in upper-upscale hotels in major business and convention markets and, on a selective basis, premium select-service hotels in urban settings or unique locations in the United States of America (“U.S.”). We completed our initial public offering (“IPO”) in January 2010 and have since acquired 20 hotels.
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
Our corporate office is located at 1997 Annapolis Exchange Parkway, Suite 410, Annapolis, Maryland 21401. Our telephone number is (410) 972-4140.
Industry and Trust Background
Historically, the lodging industry in the U.S. has been cyclical in nature. Lodging industry performance is a function of lodging demand and supply and generally, correlates with macroeconomic conditions. Fluctuations in lodging demand are caused largely by general economic and local market conditions, which affect levels of business and leisure travel. Fluctuations in lodging supply typically are driven by levels of overall lodging demand as extended periods of strong lodging demand growth tend to encourage new hotel development and an increase in lodging supply. However, the rate of lodging supply growth is also influenced by a number of additional factors, including availability and cost of capital, construction costs, local market considerations, and considerations of alternatives for and best uses of properties.
From 2003 to 2008, pricing of hotels in the U.S. appreciated well in excess of the hotels’ underlying performance, primarily driven by record levels of debt financing. Beginning in 2008, the U.S. lodging industry experienced a significant downturn due to a decline in consumer and business spending as a result of the weakness in the global economy, particularly the turmoil in the credit markets, erosion of consumer confidence and increasing unemployment. As a result, lodging demand from both leisure and business travelers decreased significantly in 2008 and 2009. This decreased demand for hotel rooms, together with increases in lodging supply in 2008 and 2009 due to the completion of hotels under development before the global recession began, resulted in declines in occupancy and reductions in average daily rate (“ADR”) as hotels competed more aggressively for guests. These events had a substantial negative impact on revenue per available room (“RevPAR”). According to Smith Travel Research, Inc. ("STR"), a leading source of lodging industry information, RevPAR declined 16.7% in 2009, the largest decline recorded since they began tracking the U.S. lodging industry, and a significantly larger decline than the two previous lodging industry downturns in 1991 and 2001-2002.
From 2008 through early 2010, a significant correction in the value of hotels occurred, primarily as a result of the impact of the economic downturn on the lodging industry. In addition, during this period, due to the widely publicized credit crisis, the market for commercial mortgage backed securities was virtually closed, and many traditional real estate lenders, such as national and regional banks and insurance companies, saw their balance sheets impaired, which resulted in a severe contraction in available debt financing for hotels, which further impacted hotel values.
In 2009, the Trust was founded to capitalize on the opportunity created by this lodging industry downturn. Since completing our IPO in 2010, we have taken advantage of industry conditions to acquire our current portfolio of 20 hotels, consisting of 5,932 rooms, at prices generally below replacement cost, with attractive yields and upside potential. We have followed, and continue to follow, a disciplined strategy to acquire hotels generally concentrated in the central business districts of top U.S. lodging markets, which have high barriers-to-entry. Our portfolio reflects our strong efforts to establish geographic diversification, with hotels in eight states and the District of Columbia, but maintains a clear focus on the most important U.S. lodging markets.
We believe our lodging investments have proven to be well timed, as the lodging industry has recovered significantly since our IPO. Industry-wide RevPAR from 2010 through 2013 increased 28.5%, as reported by STR, and in 2013, also surpassed the prior peak established in 2007, as a result of continued improvements in hotel occupancy levels and ADR, and below historical average growth in lodging supply. Furthermore, several industry prognosticators, including STR, expect robust lodging fundamentals to remain for at least the next few years. We believe our hotel portfolio is well positioned for future performance as a result of our focus on high-quality hotels located in major U.S. lodging markets with high barriers-to-entry. We believe these types of hotels currently offer the opportunity for stronger returns than other hotels due to increasing lodging demand, particularly among business travelers, and limited lodging supply growth, which we believe to be the driving forces behind the growth in RevPAR experienced already in the current lodging cycle.
Business Strategy
Our goal is to deliver strong total returns to our shareholders in the form of the appreciation of our assets and our ability to return funds to our shareholders in the form of dividends. We intend to pursue the following strategies to achieve this goal:
Identify and pursue value-added investments at our hotels. We aggressively asset manage our hotels by employing value-added strategies designed to improve the operating performance and value of our hotels. Over the last two years, we have focused a significant portion of our efforts on identifying and pursuing investments to promote the competitive positioning and operations of our hotels, and we intend to continue our aggressive asset management efforts in this regard. Examples of our work include the approximate $7 million renovation and repositioning of the Hotel Adagio San Francisco that we completed in 2012, enabling the hotel to become part of the Marriott Autograph Collection, and the approximate $5 million we spent to create 35 additional guestrooms on the top two, previously vacant, floors of the W Chicago – City Center also in 2012. In 2014, we expect to also complete three major investments, including the approximate $38 million comprehensive renovation at our W Chicago – Lakeshore, the approximate $29 million comprehensive renovation at our W New Orleans, and the approximate $6 million comprehensive renovation at our Holiday Inn New York City Midtown – 31st Street in connection with the previously announced rebranding of that hotel as the Hyatt Herald Square.
Optimize the branding and management of our hotels. We regularly evaluate opportunities to re-brand certain hotels by determining which brands are available in the market, seeking to quantify the potential improvement in revenue generation and profitability that a hotel might experience under a new brand. We analyze these opportunities by reviewing the revenue data of the local competitive set of hotels that are branded most similarly to the proposed new brand for the hotel, which data we obtain from a third party, STR. Based on this data, we project the expected revenue for the hotel with the new brand and use hotel industry standards for profit margins, and our own operating history, to calculate potential profits. We then compare the potential profits to the expected capital costs to bring the hotel into compliance with the standards of the proposed new brand to calculate a return on investment, which we use to determine whether it is in our shareholders’ interests to undertake the re-branding project. An example of our deployment of this strategy can be found in the repositioning of the previously independent Hotel Adagio San Francisco to become part of the Marriott Autograph Collection, and the upcoming conversions in 2014 of our W New Orleans to the Le Meridien brand and our Holiday Inn New York City Midtown – 31st Street to the Hyatt brand, following the completion of their comprehensive renovations. Likewise, we continually evaluate the performance of the third parties managing each of our hotels and evaluate whether a hotel might perform better under different managerial control. In this regard, we review the operating performance of the hotel and compare that with its local competitive set and industry standards, as well as our experience in our dealings with the nine management companies currently operating our hotels. We will pursue a change in a hotel’s management company when we determine the benefits of a change outweigh the costs.
Selectively expand our hotel portfolio through new investments. We will continue our efforts to grow our business by acquiring additional hotels that meet our qualitative and quantitative investment criteria. We will continue to focus our efforts on upper-upscale hotels operating under national franchise brands located in the top 25 U.S. Metropolitan Statistical Areas, in close proximity to major market demand generators that are attractive to business travelers. Our team will continue to target acquisitions that we believe will strengthen the overall quality of our hotel portfolio and further diversify the portfolio by market, customer type and brand. While we anticipate that we will continue to focus on acquiring hotels that are proven leaders in market share, setting the rates in the market and providing superior meeting space, services or amenities, and in good physical condition, we will be opportunistic in evaluating acquisition opportunities that might involve near-term renovations, re-branding or management changes under the methods described above. From a financial perspective, we expect to be conservative in our underwriting of the potential returns on investment when evaluating new acquisition opportunities, which we believe is prudent given the cyclical nature of the lodging industry, and the lack of certainty as to the duration of any growth period.
Maintain our conservative capital structure to preserve financial flexibility. As a newly formed company when we completed our IPO in 2010, we were not burdened with the legacy balance sheet issues that have adversely impacted some lodging industry participants. We have maintained discipline in targeting an overall debt level not to exceed 40% of the aggregate value of all of our hotels (as calculated in accordance with our revolving credit facility), despite the relatively easy access to debt financing available over the last two years. At the same time, we have secured long-term, low interest rate financing on favorable terms. We believe our strong balance sheet offers us the dual benefit of the ability to move rapidly to capitalize on favorable investment opportunities, as well as to maintain or increase the level of dividends we pay our shareholders over time.
Evaluate opportunities to redeploy capital. We regularly review the hotels in our portfolio to ensure that they continue to meet our investment criteria. Although we have not sold any of our hotels to-date, if we were to conclude that a hotel’s value has been maximized, or that it no longer fits within our financial or strategic criteria, we may seek to sell the hotel and plan to use the proceeds, net of any retirement of related debt, to supplement our capital for use in future investments in other hotels.

Hotel Operating Agreements
The following are general descriptions of our management agreements, franchise agreements and TRS lease agreements:
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
Franchise agreements
Of our 20 current hotels, 12 operate pursuant to franchise agreements with hotel brand companies and eight operate pursuant to management agreements with hotel brand companies that allow them to operate under their respective brands. Under the 12 franchise agreements, we generally pay a royalty fee ranging from 3% to 6% of room revenues and up to 3% of food and beverage revenues, plus additional fees for marketing, central reservation systems, and other franchisor costs that amount to between 1% and 5% of room revenues. The franchise agreements specify certain management, operational, recordkeeping, accounting, reporting and marketing standards and procedures with which we must comply. The agreements also obligate us to comply with the franchisor’s standards and requirements with respect to training of operational personnel, safety, maintaining specified insurance, the types of services and products ancillary to guest room services that may be provided by us, display of signs, and the type, quality and age of FF&E included in guest rooms, lobbies and other common areas. In addition, certain franchise agreements impose conditions with respect to (1) levels of mortgage loan financing and (2) conveyances of the hotel or any direct or indirect interest therein to third parties.
TRS lease agreements
Our lease agreements are inter-company agreements between our property-owning subsidiaries and our TRS lessees. These agreements generally contain customary terms for third-party lease agreements, including customary terms regarding lease payments and other expenses.
Tax Status
We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we currently distribute at least 90% of our REIT taxable income (determined before the deduction for dividends paid and excluding any net capital gains) to our shareholders. We believe that we have operated and it is our current intention to continue to operate in satisfaction of these requirements and to meet the qualifications for taxation as a REIT. As a REIT, we generally will not be subject to federal income tax on that portion of our taxable income that is currently distributed to shareholders. If we fail to qualify for taxation as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and to federal income and excise taxes on our undistributed taxable income. In addition, taxable income from activities conducted by CHSP TRS is subject to federal and state income taxes.
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
Competition
We believe that competition for the acquisition of hotels is highly fragmented. We face competition from institutional pension funds, private equity investors, other REITs and numerous local, regional, national, and foreign owners, including franchisors. Some of these entities may have substantially greater financial resources than we do and may be able and willing to accept more risk than we can prudently manage. Competition generally may increase the bargaining power of property owners seeking to sell and reduce the number of suitable investment opportunities offered to us.
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
Employees
As of February 14, 2014, we had 13 employees. All persons employed in the day to day operations of our hotels are employees of the management companies engaged by our TRS lessees to operate such hotels.
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
Our business faces many risks. The risks described below may not be the only risks we face. Additional risks that we do not yet know of or that we currently believe are immaterial may also impair our business operations. If any of the events or circumstances described in the following risk factors actually occur, our business, financial condition or results of operations could suffer, our ability to make cash distributions to our shareholders could be impaired, and the trading prices of our common and preferred shares could decline. You should know that many of the risks described may apply to more than just the subsection in which we grouped them for the purpose of this presentation.
Risks related to our business and hotels
The lodging industry is highly cyclical in nature, and we cannot assure you how long the growth period of the current lodging cycle will last.
The lodging industry is highly cyclical in nature. The performance of the lodging industry has historically been closely linked to the performance of the general economy and, specifically, growth in U.S. GDP. Fluctuations in lodging demand and, therefore, operating performance, are caused largely by general economic and local market conditions, which subsequently affect levels of business and leisure travel. The recent global economic downturn led to a significant decline in demand for products and services provided by the lodging industry, lowered occupancy levels and significantly reduced room rates.
Demand for products and services provided by the lodging industry generally trails improvement in economic conditions, but since 2010 the lodging industry has recovered faster and stronger than the U.S. economy generally. There can be no assurance of either any further increase in demand for hotel rooms from current levels or of the timing or extent of any such demand growth. If demand weakens, our operating results and profitability could be adversely affected. Though we have seen sustained improvement in economic and industry fundamentals, we cannot assure you that these conditions will continue to improve or that the recovery will remain sustainable. Worsening of the U.S. economy, if experienced, would likely have an adverse impact on our revenues and negatively affect our profitability.
In addition to general economic conditions, new hotel room supply is an important factor that can affect the lodging industry’s performance and overbuilding has the potential to further exacerbate the negative impact of an economic downturn. Room rates and occupancy, and thus RevPAR, tend to increase when demand growth exceeds supply growth. Although we believe that lodging demand growth will exceed lodging supply growth in 2014 and for the next several years, no assurances can be made. A reduction or slowdown in growth of lodging demand or increased growth in lodging supply could result in returns that are substantially below expectations or result in losses, which could have a material adverse effect on our business, financial condition, results of operations and the amount of cash available for distributions to our shareholders.
We may not be able to successfully grow our business or generate sufficient operating cash flows to sustain or increase distributions to our shareholders.
Our ability to grow our business and sustain or increase distributions to our shareholders depends on many factors, including the financial performance of our hotels, the availability of additional attractive acquisition opportunities that satisfy our investment strategies, and our success in identifying and consummating them on favorable terms. We compete for investment opportunities with other entities, some of which have substantially greater financial resources than we do. This competition may generally limit the number of suitable investment opportunities offered to us, which may limit our ability to grow. This competition may also increase the bargaining power of hotel owners seeking to sell to us, making it more difficult for us to acquire new hotels on attractive terms or at all. In addition, our conservative underwriting of investment opportunities and leverage profile may result in us offering to pay less than our competitors for hotels offered for sale in competitive auction processes, further impairing our ability to complete acquisitions. We cannot assure you that we will be able to acquire hotels with attractive returns or will not seek hotels with greater risk to obtain the same level of returns or that the value of our hotels in the future will not decline substantially. Furthermore, there can be no assurance that our current hotels will continue to generate sufficient operating cash flows to pay our operating expenses and enable us to sustain or increase the amount or rate of distributions we make to our shareholders.
Because our officers have broad discretion to invest our available cash and the proceeds of financing transactions, they may make investments where the returns are substantially below expectations or which result in net operating losses.
Our officers have broad discretion, within the general investment policies established by our board of trustees, to invest our available cash and proceeds of financing transactions and to determine the timing of such investments. In addition, our investment policies may be amended or revised from time to time at the discretion of our board of trustees, without a vote of our shareholders. Such discretion could result in investments that may not yield returns consistent with investors’ expectations or with which you may not agree. These factors may increase the uncertainty, and thus the risk, of investing in our shares. Our failure to invest our available funds effectively or find suitable hotels to acquire in a timely manner or on acceptable terms could result in returns that are substantially below expectations or result in losses, which could have a material adverse effect on our business, financial condition, results of operations, and our ability to make distributions to our shareholders.

We cannot assure you that we will be able to identify assets that meet our investment objectives, that we will be successful in consummating any investment opportunities we identify, or that one or more investments we may make will generate revenue, income or cash flow. Our inability to do any of the foregoing could materially and adversely affect our results of operations and cash flows and our ability to make distributions to our shareholders.
Our success depends on key personnel whose continued service is not guaranteed.
We depend on the efforts and expertise of our president and chief executive officer, our executive vice president, chief financial officer, and treasurer, and our executive vice president and chief investment officer to manage our day to day operations and strategic business direction. The loss of their services, and our inability to find suitable replacements, could have an adverse effect on our operations.
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
All of our hotels operate under licensed brands, either through management or franchise agreements with hotel brand companies that permit us to do so, and we anticipate that some of the hotels we acquire in the future also will operate under licensed brands. We are therefore subject to the risks inherent in concentrating our hotels in several licensed brands. These risks include reductions in business following negative publicity related to one of our licensed brands or arising from or after a dispute with a hotel brand company.
The maintenance of the brand licenses for our hotels is subject to the hotel brand companies’ operating standards and other terms and conditions. Hotel brand companies periodically inspect our hotels to ensure that we and our lessees and hotel managers follow their standards. Failure by us, our TRS, or one of our hotel managers to maintain these standards or other terms and conditions could result in a brand license being terminated. If a brand license terminates due to our failure to make required improvements or to otherwise comply with its terms, we may also be liable to the hotel brand company for a termination payment, which will vary by hotel brand company and by hotel. As a condition of our continued holding of a brand license, a hotel brand company could also possibly require us to make capital expenditures, even if we do not believe the capital improvements are necessary or desirable or will result in an acceptable return on our investment. Nonetheless, we may risk losing a brand license if we do not make hotel brand company-required capital expenditures.
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
We lease all of our hotels to our TRS, and our TRS is subject to hotel operating risks, including risks of sustaining operating losses after payment of hotel operating expenses, including management fees. These risks can adversely affect the net operating profits of our TRS, our operating expenses, and the amount of cash available for distribution to our shareholders.
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

•
prohibit us from making annual distributions to our shareholders in excess of 90% of our funds from operations, or FFO, over time, except for such distributions as may be required to enable us to maintain our qualification as a REIT for U.S. federal income tax purposes, and prohibit us from making any distributions to shareholders while there is a continuing event of default;

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
If we do not have sufficient funds to repay our debt at maturity, it may be necessary to refinance this debt through additional debt financing, or private or public offerings of debt or equity securities. Adverse economic conditions could cause the terms on which we borrow or refinance to be unfavorable. If we are unable to refinance our debt on acceptable terms, we may be forced to dispose of hotels on disadvantageous terms or at times which may not permit us to receive an attractive return on our investments, potentially resulting in losses adversely affecting cash flow from operating activities. We have placed, and may continue to place, mortgages on our hotels to secure our debt. To the extent we cannot meet our debt service obligations, we risk losing some or all of those hotels to foreclosure.
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
We have obtained, and may continue to seek in the future, various forms of interest rate protection-such as swap agreements, interest rate cap contracts or similar agreements-to hedge against the possible negative effects of interest rate fluctuations. However, we cannot assure you that any hedging will adequately mitigate the adverse effects of interest rate increases or that counterparties under these agreements will honor their obligations thereunder. In addition, we may be subject to risks of default by hedging counterparties.
Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on a co-venturer’s financial condition, and disputes between us and our co-venturers.
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
Our hotels are subject to various operating risks common to the lodging industry, many of which are beyond our control, including the following:

•	competition from other hotels in our markets;

•	development of new hotels in our markets, which could adversely affect occupancy and revenues at the hotels we currently own or may acquire;

•	dependence on business and commercial travelers and tourism;

•	increases in energy costs and other expenses affecting travel, which may affect travel patterns and reduce the number of business and commercial travelers and tourists;

•	increases in operating costs due to inflation and other factors that may not be offset by increased room rates;

•
changes in governmental laws and regulations, such as the Patient Protection and Affordable Care Act, or the Affordable Care Act, fiscal policies and zoning ordinances that may increase our costs of compliance with laws and regulations, fiscal policies and ordinances;

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
These factors could reduce demand for rooms at our hotels, adversely affecting our operating results and adversely affecting the amount or frequency of distributions we make to our shareholders.
Our revenues and cash available for shareholder distributions may be affected by the seasonality of the hotel industry.
The hotel industry is seasonal in nature. This seasonality can be expected to cause quarterly fluctuations in our revenues. Our quarterly earnings may be adversely affected by factors outside our control, including weather conditions and poor economic factors. The first and fourth fiscal quarters tend to be our weakest periods. As a result, we may have to enter into short-term borrowings in certain quarters in order to offset these fluctuations in revenues and to sustain the amount or quarterly rate of distributions we make to our shareholders.
The ongoing need for capital expenditures at our hotels may limit the amounts available for shareholder distributions.
Our hotels will require periodic renovations and other capital improvements, including replacements, from time to time, of furniture, fixtures and equipment, in order to optimize their competitive position in their respective markets. For example, we expect to undertake comprehensive renovations at three of our hotels during 2014, requiring budgeted capital expenditures of an aggregate of approximately $73 million. In addition to these major projects, the hotel brand companies, from whom we license brands for certain of our hotels, also require periodic capital improvements as a condition of keeping the brand licenses. In addition, our hotel managers and lenders require that we set aside annual amounts for capital improvements to our hotels. These capital improvements may give rise to the following risks:

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
In addition, we have made in the past and may in the future make loans to enable the developers to complete the project we have contracted to purchase. These loans might be subordinated to the developer’s primary construction financing, and therefore may expose us to risks of loss of some or all of the principal we have extended if the developer, despite our financing, is unable to complete the project timely or on budget. Any losses we incur on a loan we may extend in the future could have a material adverse effect on our results of operations and financial condition.
The hotel business is capital-intensive, and our inability to obtain financing could limit our growth.
Our hotels will require periodic capital expenditures and renovation to maximize their operating results in an increasingly competitive market. Acquisitions or development of additional hotels will require significant capital expenditures. We may not be able to fund capital improvements or acquisitions solely from cash provided from our operating activities because we must distribute at least 90% of our REIT taxable income (determined before the deduction for dividends paid and net of capital gains) each year to maintain our qualification as a REIT for U.S. federal income tax purposes. As a result, our ability to fund capital expenditures, acquisitions or hotel development through any retained earnings would be limited. Consequently, we rely upon the availability of debt or equity capital to fund hotel acquisitions and improvements. Our ability to grow through acquisitions or development of hotels will be limited if we cannot obtain satisfactory debt or equity financing which will depend on market conditions. Neither our declaration of trust nor our bylaws limits the amount of debt that we can incur. However, we cannot assure you that we will be able to obtain additional equity or debt financing or that we will be able to obtain such financing on favorable terms.
The use of Internet travel intermediaries by consumers may adversely affect our profitability.
Some of our hotel rooms are booked through Internet travel intermediaries, including, but not limited to, Travelocity.com, Hotels.com, Expedia.com, Priceline.com, Orbitz.com, and Booking.com. As these Internet bookings increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from us and our hotel managers. Moreover, some of these Internet travel intermediaries are attempting to offer hotel rooms as a commodity, by increasing the importance of price and general indicators of quality (such as “three-star downtown hotel”) at the expense of brand identification. These agencies hope that consumers will eventually develop brand loyalties to their reservations system rather than to the brands under which our hotels are franchised. Although most of the business for our hotels is expected to be derived from traditional channels, if the amount of sales made through Internet intermediaries increases significantly, room revenues may flatten or decrease and our profitability could be adversely affected.
Future terrorist attacks or changes in terror alert levels could adversely affect our growth strategies, our ability to obtain financing, our ability to insure our hotels, and our overall financial condition.
Previous terrorist attacks in the U.S. and subsequent terrorist alerts have adversely affected the travel and hospitality industries. The impact that terrorist attacks in the U.S. or elsewhere could have on domestic and international markets and our business in particular is indeterminable. It is possible that such attacks or the threat of such attacks could have a material adverse effect on our business, our ability to finance our business, our ability to insure our hotels, and/or our results of operations and financial condition as a whole.
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

The costs to clean up a contaminated property, to defend against a claim, or to comply with environmental laws could be material and could adversely affect the funds available for distribution to our shareholders. We can make no assurances that (1) future laws or regulations will not impose material environmental liabilities or (2) the current environmental condition of our hotels will not be affected by the condition of properties in the vicinity of our hotels (such as the presence of leaking underground storage tanks) or by third parties unrelated to us.
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
We have entered into management agreements with third-party hotel managers to operate our hotels. Our hotel managers are responsible for hiring and maintaining the labor force at each of our hotels. Although we do not directly employ or manage employees at our hotels, we are subject to many of the costs and risks generally associated with the hotel labor force. Increased labor costs due to factors like additional taxes or requirements to incur additional employee benefits costs, including the requirements of the Affordable Care Act, may adversely impact our operating costs. Labor costs can be particularly challenging at those of our hotels with unionized labor. From time to time, hotel operations may be disrupted as a result of strikes, lockouts, public demonstrations or other negative actions and publicity. We also may incur increased legal costs and indirect labor costs as a result of contract disputes or other events. Additionally, hotels where our managers have collective bargaining agreements with employees are more highly affected by labor force activities than others. The resolution of labor disputes or re-negotiated labor contracts could lead to increased labor costs, either by increases in wages or benefits or by changes in work rules that raise hotel operating costs. Furthermore, labor agreements may limit the ability of our hotel managers to reduce the size of hotel workforces during an economic downturn because collective bargaining agreements are negotiated between the hotel managers and labor unions. We do not have the ability to control the outcome of these negotiations.
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
In order for U.S. federal income tax not to apply to earnings that we distribute, each year we must pay out to our shareholders in distributions at least 90% of our REIT taxable income (determined before the dividends paid deduction and excluding any net capital gains). To the extent that we satisfy this distribution requirement, but distribute less than 100% of our taxable income, we will be subject to U.S. federal income tax on our undistributed REIT taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our shareholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. Our only source of funds to make these distributions comes from distributions that we receive from the Operating Partnership. Accordingly, we may be required to borrow money or sell assets to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the distribution requirement and to avoid U.S. federal income tax and the 4% nondeductible excise tax in a particular year. To the extent that the terms of our revolving credit facility or other debt obligations limit our ability to distribute sufficient taxable income to comply with these distribution requirements, we could be subject to some U.S. federal income tax or even fail to qualify as a REIT.
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
To qualify as a REIT, we are required to satisfy several asset and income tests. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, there can be no assurance that the IRS will not contend that our hotel leases, interests in subsidiaries, or interests in securities of other issuers will not cause a violation of the REIT requirements.
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
Authority to issue shares of beneficial interest
Our declaration of trust authorizes our board of trustees to issue up to 400,000,000 common shares and up to 100,000,000 preferred shares without approval of our shareholders. The board's authority to issue additional shares without shareholder approval could be used as an anti-takeover defense. For example, the board could create a new series of preferred shares with special voting, conversion, or control rights that could make a takeover more difficult. Accordingly, issuances of additional shares may have the effect of delaying or preventing a change in control of the Trust, including transactions at a premium over the then-prevailing market price of our common shares, even if shareholders believe that a change of control is in their interest.
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
Rents paid to us by our TRS may not be based on net income or profits to qualify as “rents from real property.” We receive “percentage rents” calculated based on gross revenues of the hotels subject to leases to our TRS - not on net income or profits. We believe our rents reflect normal business practices in this regard but there can be no assurance the IRS will agree.
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
The U.S. federal income tax provisions applicable to REITs provide that any gain realized by a REIT on the sale of property held as inventory or other property held primarily for sale to customers in the ordinary course of business is treated as income from a “prohibited transaction” that is subject to a 100% excise tax. Under existing law, whether property, including hotels, is held as inventory or primarily for sale to customers in the ordinary course of business is a question of fact that depends upon all of the facts and circumstances with respect to the particular transaction. We intend to hold our hotels for investment with a view to long-term appreciation, to engage in the business of acquiring and owning hotels, and to make occasional sales of hotels consistent with our investment objectives. There can be no assurance, however, that the IRS might not contend that one or more of these sales are subject to the 100% excise tax. Moreover, the potential application of this penalty tax could deter us from selling one or more hotels even though it otherwise would be in the best interests of us and shareholders for us to do so. There is a statutory safe harbor available for a limited number of sales in a single taxable year of properties that have been owned by a REIT for at least two years, but that safe harbor likely would not apply to all sales transactions that we might otherwise consider. As a result, we may not be able to vary our portfolio promptly in response to economic or other conditions or on favorable terms, which may adversely affect us.
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
We are generally required to distribute to our shareholders at least 90% of our “REIT taxable income” (subject to certain adjustments and excluding any net capital gains) each year for us to maintain our qualification as a REIT under the Internal Revenue Code, which requirement we currently intend to satisfy, and we must distribute 100% of our taxable income, including capital gains, to eliminate U.S. federal tax liability. To the extent we satisfy the 90% distribution requirement but distribute less than 100% of our taxable income, we will be subject to U.S. federal income tax on our undistributed taxable income.
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
In addition, distributions that we make to our shareholders will generally be taxable to our shareholders as ordinary income. However, a portion of our distributions may be designated by us as long-term capital gains to the extent that they are attributable to capital gain income recognized by us or may constitute a return of capital to the extent that they exceed our earnings and profits as determined for tax purposes. A return of capital is not taxable, but has the effect of reducing the basis of a shareholder’s investment in our shares.
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

As of December 31, 2013, 5,000,000 of our series A preferred shares were issued and outstanding. Holders of our outstanding series A preferred shares are entitled to cumulative dividends before any dividends may be declared or set aside on our common shares. Upon our voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of our common shares, holders of our series A preferred shares are entitled to receive a liquidation preference of $25.00 per share plus any accrued and unpaid distributions. This will reduce the remaining amount of our assets, if any, available to distribute to holders of our common shares. In addition, holders of our series A preferred shares have the right to elect two additional trustees to our board of trustees whenever dividends are in arrears in an aggregate amount equivalent to six or more quarterly dividends, whether or not consecutive.

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

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
As of February 14, 2014, we owned the following 20 hotels:

Hotel	Number of Rooms	Location
Hyatt Regency Boston	502	Boston, MA
Hilton Checkers Los Angeles	193	Los Angeles, CA
Courtyard Anaheim at Disneyland Resort	153	Anaheim, CA
Boston Marriott Newton	430	Newton, MA
Le Meridien San Francisco	360	San Francisco, CA
Homewood Suites Seattle Convention Center	195	Seattle, WA
W Chicago – City Center	403	Chicago, IL
Hotel Indigo San Diego Gaslamp Quarter	210	San Diego, CA
Courtyard Washington Capitol Hill/Navy Yard	204	Washington, DC
Hotel Adagio San Francisco, Autograph Collection	171	San Francisco, CA
Denver Marriott City Center	613	Denver, CO
Holiday Inn New York City Midtown – 31st Street	122	New York, NY
W Chicago – Lakeshore	520	Chicago, IL
Hyatt Regency Mission Bay Spa and Marina	429	San Diego, CA
The Hotel Minneapolis, Autograph Collection	222	Minneapolis, MN
Hyatt Place New York Midtown South	185	New York, NY
W New Orleans – French Quarter	97	New Orleans, LA
W New Orleans	410	New Orleans, LA
Hyatt Fisherman's Wharf	313	San Francisco, CA
Hyatt Santa Barbara	200	Santa Barbara, CA
Total number of rooms	5,932

Item 3.	Legal Proceedings
We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common shares trade on the NYSE under the symbol “CHSP”. The closing price of our common shares on the NYSE on December 31, 2013 was $25.29 per share. The following table sets forth, for the periods indicated, the high and low sales prices as reported on the NYSE and dividends declared per common share:

	Price Range		Dividends Declared
	High	Low
2013
First quarter	$23.44	$20.78	$0.24
Second quarter	$24.13	$19.85	$0.24
Third quarter	$24.52	$20.80	$0.26
Fourth quarter	$25.69	$22.17	$0.26
2012
First quarter	$18.49	$15.63	$0.22
Second quarter	$18.65	$16.56	$0.22
Third quarter	$21.11	$15.69	$0.22
Fourth quarter	$20.91	$17.51	$0.22

Shareholder Information
As of February 14, 2014, there were 20 registered holders of record of our common shares. This figure does not include beneficial owners who hold shares in nominee form.
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

The following characterizes distributions paid per share for the years ended December 31, 2013 and 2012:

	2013		2012
	$	%	$	%
Common shares:
Ordinary income	$0.955327	99.51%	$0.799612	92.98%
Return of capital	0.004673	0.49%	0.060388	7.02%
Capital gain distribution	—	—	—	—
	$0.960000	100.00%	$0.860000	100.00%

Preferred shares:
Ordinary income	$1.937500	100.00%	$0.957975	100.00%
Return of capital	—	—	—	—
Capital gain distribution	—	—	—	—
	$1.937500	100.00%	$0.957975	100.00%

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
The terms of our revolving credit facility also limit our ability to make distributions to our shareholders. Under the terms of the revolving credit facility, provided no event of default thereunder has occurred, we may make distributions to our common and preferred shareholders so long as the payments, together with any previous such cash payments in the same fiscal year, are not in excess of the greater of (1) 90% of our funds from operations during such fiscal year and (2) the amount required (on an annualized basis) for us to maintain our status as a REIT.
Issuer Purchases of Equity Securities
The following table provides information about our purchase of our common shares during the three months ended December 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2013—October 31, 2013	—	$—	n/a	n/a
November 1, 2013—November 30, 2013	—	$—	n/a	n/a
December 1, 2013—December 31, 2013	26,733	$25.09	n/a	n/a
	26,733	$25.09	n/a	n/a

We do not currently have a repurchase plan or program in place. However, we do provide employees, who have been issued restricted common shares, the option of selling shares to us to satisfy the minimum statutory tax withholding requirements on the date their shares vest. The common shares repurchased during the three months ended December 31, 2013 related to such repurchases.

Item 6.	Selected Financial Data
We were organized in the state of Maryland in June 2009 and completed our IPO in January 2010. We have since acquired 20 hotels with aggregate purchase prices of $1.5 billion. The following table includes selected historical data and financial information and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto, both included elsewhere in this Form 10-K (in thousands, except hotel, share and per share data).

	As of December 31,
	2013	2012	2011	2010	2009
Hotel Portfolio Data:
Number of hotels	20	15	12	5	—
Number of hotel rooms	5,932	4,727	3,556	1,638	—

Balance Sheet Data:
Cash and cash equivalents	$28,713	$33,194	$20,960	$10,551	$23
Investments in hotels, net	1,461,220	1,147,104	919,206	400,634	—
Total assets	1,554,158	1,232,828	971,138	425,308	435
Long-term debt	531,771	405,208	407,736	105,000	—
Total shareholders’ equity	946,557	766,808	520,129	305,256	1

	Year Ended December 31,
	2013	2012	2011	2010
Statement of Operations Data:
Revenues	$420,177	$278,276	$172,191	$54,194
Hotel operating expenses, excluding depreciation and amortization	284,963	185,842	116,127	37,341
Corporate general and administrative	13,125	11,297	9,996	7,085
Hotel acquisition costs	4,222	2,994	5,081	3,597
Net income (loss)	45,318	27,177	9,036	(674)
Net income (loss) available per common share – basic and diluted	0.75	0.66	0.30	(0.07)
Weighted-average common shares outstanding – basic and diluted	47,295,089	34,048,752	29,413,841	11,236,120

Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	99,962	67,737	36,708	12,199
Investing activities	(361,558)	(270,459)	(491,991)	(411,199)
Financing activities	257,115	214,956	465,692	409,528

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Executive Summary
Our hotel portfolio continued its strong performance during 2013 as the U.S. lodging industry experienced improving fundamentals for the fourth consecutive year since the economic recession of 2008-2009. We remained active in growing our hotel portfolio in 2013 by acquiring five high-quality hotels located in major markets with high barriers-to-entry for an aggregate purchase price of $331.2 million, increasing our hotel portfolio count to 20 hotels. We funded these acquisitions by raising $165.9 million of net proceeds from a common share offering and by originating $312.5 million of new secured financings ($130.0 million of which was used to prepay without penalty a previous term loan), which also allowed us to take advantage of the attractive interest rate environment and to extend debt maturities. Lastly, we began in 2013 our comprehensive renovation of the W Chicago – Lakeshore, which is one of three major repositionings we will be undertaking that we believe will increase shareholder value and provide outsized growth for our hotel portfolio starting in the second half of 2014.

Our hotel portfolio performed well in 2013 with RevPAR increasing 5.1% as compared to 2012, driven by an increase in occupancy of 1.4 percentage points to 79.8% and an increase in ADR of 3.3%. Excluding the W Chicago – Lakeshore, RevPAR for our hotel portfolio increased 6.1% in 2013 as compared to 2012, outperforming the 5.4% increase in RevPAR for the overall U.S. lodging industry, as reported by STR. We believe our outperformance was a result of our intense asset management and because our hotels are located in major markets, and specifically, in several of the strongest performing markets in the U.S. in 2013, including San Francisco, San Diego, and Seattle. Occupancy at our hotels is primarily driven by corporate transient customers, from which segment we continue to see strong demand for rooms. Because occupancy at our hotels was at high levels, our hotel operators were able to exercise pricing power and increase ADR, and as a result, also significantly increase hotel profitability.
Our comprehensive renovation of the W Chicago – Lakeshore, which commenced in the third quarter of 2013, is progressing well and we continue to expect that it will be completed in the second quarter of 2014 and within our budgeted cost. In 2014, we expect to commence comprehensive renovations of the W New Orleans to reposition the hotel to the Le Meridien brand and the Holiday Inn New York City Midtown – 31st Street to reposition the hotel to the Hyatt brand. We will continue to evaluate and invest in select return-on-investment projects. We expect positive operating trends for our hotel portfolio to continue through the remainder of 2014 and for the next several years as a result of favorable hotel supply and demand fundamentals in our geographic markets and the completion of the above mentioned major repositionings and select return-on-investment projects. We will also continue to identify and pursue acquisition opportunities to prudently and selectively grow our hotel portfolio.

Results of Operations
Comparison of years ended December 31, 2013 and 2012
Results of operations for the year ended December 31, 2013 include the operating activity of 15 hotels for the full year and five hotels for part of the year, whereas the results of operations for the year ended December 31, 2012 include the operating activity of 11 hotels for the full year and four hotels for part of the year. As a result, comparisons of results of operations between the periods are not meaningful.
Revenues—Total revenue for the years ended December 31, 2013 and 2012 was $420.2 million and $278.3 million, respectively. Total revenue for the year ended December 31, 2013 included rooms revenue of $316.4 million, food and beverage revenue of $86.9 million, and other revenue of $16.9 million. Total revenue for the year ended December 31, 2012 included rooms revenue of $210.3 million, food and beverage revenue of $57.7 million, and other revenue of $10.3 million.
Hotel operating expenses—Hotel operating expenses, excluding depreciation and amortization, for the years ended December 31, 2013 and 2012 were $285.0 million and $185.8 million, respectively. Direct hotel operating expenses for the year ended December 31, 2013 included rooms expense of $73.7 million, food and beverage expense of $65.1 million, and other direct expenses of $8.0 million. Direct hotel operating expenses for the year ended December 31, 2012 included rooms expense of $48.2 million, food and beverage expense of $41.7 million, and other direct expenses of $5.1 million. Indirect hotel operating expenses, which includes management and franchise fees, lease expense, real estate taxes, insurance, utilities, repairs and maintenance, advertising and sales, and general and administrative expenses, for the years ended December 31, 2013 and 2012 were $138.1 million and $90.9 million, respectively.
Depreciation and amortization—Depreciation and amortization expense for the years ended December 31, 2013 and 2012 was $44.5 million and $28.9 million, respectively. The increase in depreciation and amortization expense was directly attributable to the increase in investment in hotels over the two-year period.
Air rights contract amortization—Air rights contract amortization expense associated with the Hyatt Regency Boston for each of the years ended December 31, 2013 and 2012 was $0.5 million.
Corporate general and administrative—Corporate general and administrative expense for the years ended December 31, 2013 and 2012 was $13.1 million and $11.3 million, respectively. Included in corporate general and administrative expense for the years ended December 31, 2013 and 2012 was $4.6 million and $3.2 million, respectively, of non-cash share-based compensation expense. The increase in non-cash share-based compensation expense related to restricted common shares granted to employees over the two-year period.
Hotel acquisition costs—Hotel acquisition costs for the years ended ended December 31, 2013 and 2012 was $4.2 million and $3.0 million, respectively. The increase in hotel acquisition costs is a result of five hotel acquisitions occurring during the year ended December 31, 2013, as compared to three hotel acquisitions occurring during the year ended December 31, 2012.
Interest income—Interest income on cash and cash equivalents and from a loan receivable for each of the years ended December 31, 2013 and 2012 was $0.2 million.

Interest expense—Interest expense for the years ended December 31, 2013 and 2012 was $25.8 million and $21.0 million, respectively. The increase in interest expense is directly related to the increase in long-term debt outstanding over the two-year period.
Loss on early extinguishment of debt—Loss on early extinguishment of debt for the year ended December 31, 2013 was $0.4 million. The loss on early extinguishment of debt was related to the write-off of unamortized deferred financing costs associated with the prepayment of a previous $130.0 million term loan secured by the Le Meridien San Francisco and the W Chicago – City Center during the year.
Income tax expense—Income tax expense for the years ended December 31, 2013 and 2012 was $1.7 million and $0.7 million, respectively. The increase in income tax expense is directly related to an increase in taxable income generated by our TRS during the periods.
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
Air rights contract amortization—Air rights contract amortization expense associated with the Hyatt Regency Boston for each of the years ended December 31, 2012 and 2011 was $0.5 million.
Corporate general and administrative—Corporate general and administrative expense for the years ended December 31, 2012 and 2011 was $11.3 million and $10.0 million, respectively. Included in corporate general and administrative expenses for the years ended December 31, 2012 and 2011 was $3.2 million and $3.1 million, respectively, of non-cash share-based compensation expense. The increase in corporate general and administrative expense is related to an increase in employee compensation expense, partially related to an increase in the number of employees, over the two-year period.
Interest income—Interest income on cash and cash equivalents and from a loan receivable for the years ended December 31, 2012 and 2011was $0.2 million and $0.1 million, respectively.
Interest expense—Interest expense for the years ended December 31, 2012 and 2011 was $21.0 million and $12.9 million, respectively. The increase in interest expense is directly related to the increase in long-term debt outstanding over the two-year period.
Loss on early extinguishment of debt—Loss on early extinguishment of debt for the year ended December 31, 2011 was $0.2 million. The loss on early extinguishment of debt was related to the write-off of unamortized deferred financing costs associated with the prepayment of a previous $60.0 million term loan secured by the Le Meridien San Francisco during the year.
Income tax expense—Income tax expense for the years ended December 31, 2012 and 2011 was $0.7 million and $0.1 million, respectively. The increase in income tax expense is directly related to an increase in taxable income generated by our TRS during the periods.

Hotel operating results
We assess the operating performance of our hotels irrespective of the hotel owner during the periods compared. Included in the following table are comparisons, on a pro forma basis, of occupancy, ADR, RevPAR, Adjusted Hotel EBITDA and Adjusted Hotel EBITDA Margin, the key operating metrics that we use to assess the performance of our hotels. The key operating metrics include the hotel operating results of 19 of our 20 hotels owned as of December 31, 2013. The key operating metrics do not include operating results for the Hyatt Place New York Midtown South, as the hotel does not have comparable prior year operating results given it was newly developed in 2013.
The following is a summary of the key operating metrics for the years ended December 31, 2013 and 2012 (in thousands, except for pro forma ADR and pro forma RevPAR):

	Year Ended December 31,
	2013	2012	Change
Pro forma occupancy	79.8%	78.4%	140 bps
Pro forma ADR	$193.28	$187.07	3.3%
Pro forma RevPAR	$154.15	$146.64	5.1%
Pro forma Adjusted Hotel EBITDA	$132,313	$120,190	10.1%
Pro forma Adjusted Hotel EBITDA Margin	30.5%	29.0%	150 bps
The increase in pro forma RevPAR for the year ended December 31, 2013 as compared to the year ended December 31, 2012 was primarily driven by pro forma RevPAR increases at the Hotel Adagio San Francisco, Autograph Collection, the Hotel Indigo San Diego Gaslamp Quarter, the Homewood Suites Seattle Convention Center, The Hotel Minneapolis, Autograph Collection, the Le Meridien San Francisco, the W New Orleans – French Quarter, the Hyatt Fisherman's Wharf, and the Hyatt Santa Barbara.
The increase in pro forma Adjusted Hotel EBITDA and Adjusted Hotel EBITDA Margin for the year ended December 31, 2013 as compared to the year ended December 31, 2012 was primarily driven by pro forma Adjusted Hotel EBITDA increases at the Hotel Adagio San Francisco, Autograph Collection, the Le Meridien San Francisco, the Hotel Indigo San Diego Gaslamp Quarter, the Homewood Suites Seattle Convention Center, the W Chicago – City Center, The Hotel Minneapolis, Autograph Collection, the Denver Marriott City Center, the W New Orleans – French Quarter, and the Hyatt Fisherman's Wharf.

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
The following table reconciles net income to FFO, FFO available to common shareholders, and AFFO available to common shareholders for the years ended December 31, 2013, 2012 and 2011 (in thousands, except per share amounts):

	Year Ended December 31,
	2013	2012	2011
Net income	$45,318	$27,177	$9,036
Add: Depreciation and amortization	44,469	28,931	18,382
FFO	89,787	56,108	27,418
Less: Preferred share dividends	(9,688)	(4,413)	—
Dividends declared on unvested time-based awards	(361)	(177)	(242)
Undistributed earnings allocated to unvested time- based awards	—	—	—
FFO available to common shareholders	79,738	51,518	27,176
Add: Hotel acquisition costs	4,222	2,994	5,081
Non-cash amortization(1)	223	242	470
AFFO available to common shareholders	$84,183	$54,754	$32,727
FFO available per common share—basic and diluted	$1.69	$1.51	$0.92
AFFO available per common share—basic and diluted	$1.78	$1.61	$1.11

(1)	Includes non-cash amortization of ground lease asset, deferred franchise costs, deferred key money, unfavorable contract liability, and air rights contract.
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
The following table reconciles net income to Corporate EBITDA and Adjusted Corporate EBITDA for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
Net income	$45,318	$27,177	$9,036
Add: Depreciation and amortization	44,469	28,931	18,382
Interest expense	25,780	20,976	12,868
Loss on early extinguishment of debt	372	—	208
Income tax expense	1,655	738	118
Less: Interest income	(247)	(199)	(145)
Corporate EBITDA	117,347	77,623	40,467
Add: Hotel acquisition costs	4,222	2,994	5,081
Non-cash amortization(1)	223	242	470
Adjusted Corporate EBITDA	$121,792	$80,859	$46,018

(1)	Includes non-cash amortization of ground lease asset, deferred franchise costs, deferred key money, unfavorable contract liability, and air rights contract.
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
The following table calculates for the comparable 19-hotel portfolio pro forma Hotel EBITDA, Adjusted Hotel EBITDA, and Adjusted Hotel EBITDA Margin for the years ended December 31, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2013	2012
Total revenue	$434,087	$414,694
Less: Total hotel operating expenses	301,477	294,226
Hotel EBITDA	132,610	120,468
Less: Non-cash amortization(1)	(297)	(278)
Adjusted Hotel EBITDA	$132,313	$120,190
Adjusted Hotel EBITDA Margin	30.5%	29.0%

(1)	Includes non-cash amortization of ground lease asset, deferred franchise costs, deferred key money, and unfavorable contract liability.
None of FFO, FFO available to common shareholders, AFFO available to common shareholders, Corporate EBITDA, Adjusted Corporate EBITDA, Hotel EBITDA, or Adjusted Hotel EBITDA represent cash generated from operating activities as determined by GAAP, nor shall any of these measures be considered as an alternative to GAAP net income, as an indication of our financial performance, or to GAAP cash flow from operating activities, as a measure of liquidity. In addition, FFO, FFO available to common shareholders, AFFO available to common shareholders, Corporate EBITDA, Adjusted Corporate EBITDA, Hotel EBITDA, and Adjusted Hotel EBITDA are not indicative of funds available to fund cash needs, including the ability to make cash distributions.

Sources and Uses of Cash
For the year ended December 31, 2013, net cash flows from operating activities were $100.0 million; net cash flows used in investing activities were $361.6 million, including $331.1 million for the acquisitions of the Hyatt Place New York Midtown South, the W New Orleans – French Quarter, the W New Orleans, the Hyatt Fisherman's Wharf and the Hyatt Santa Barbara, $28.2 million for improvements and additions to our hotels, offset by the receipt of $7.8 million from the repayment of a hotel construction loan; and net cash flows provided by financing activities were $257.1 million, including net proceeds of $189.4 million from the sale of common shares and proceeds of $312.5 million from the issuance of mortgage debt, offset by the net repayment of $50.0 million under our revolving credit facility, a principal prepayment of $130.0 million on mortgage debt, and $54.2 million in dividend payments to common and preferred shareholders. As of December 31, 2013, we had cash and cash equivalents of $28.7 million.

Liquidity and Capital Resources
We expect our primary source of cash to meet operating requirements, including payment of dividends in accordance with the REIT requirements of the U.S. federal income tax laws, payment of interest on any borrowings and funding of any capital expenditures, will be from our hotels’ results of operations and existing cash and cash equivalent balances. We currently expect that our operating cash flows will be sufficient to fund our continuing operations. We intend to incur indebtedness to supplement our investment capital and to maintain flexibility to respond to industry conditions and opportunities. We are targeting an overall debt level not to exceed 40% of the aggregate value of all of our hotels as calculated in accordance with our revolving credit facility.
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
On September 6, 2013, we entered into sales agreements with two sales agents, pursuant to which we may issue and sell up to $100.0 million in the aggregate of our common shares through a continuous at-the-market offering or other methods (the "ATM program"). For the year ended December 31, 2013, we sold 1,012,058 common shares at an average price of $23.73 per share under the ATM program and generated net proceeds of $23.5 million after deducting sales commissions and offering costs. As of December 31, 2013, $76.0 million of common shares remained available for issuance under the ATM program.
As of the date of this filing, we have approximately $29.0 million of cash and cash equivalents, total borrowing availability of $250.0 million under our revolving credit facility, of which we have $25.0 million currently outstanding, and two unencumbered hotels. See the notes to our consolidated financial statements for additional information relating to our revolving credit facility and other long-term debt.

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
The Trust currently has the following significant renovation or repositioning projects in process:

•
W Chicago – Lakeshore—A comprehensive renovation encompassing guestrooms, public spaces, restaurant, bars, and meeting space is currently underway. The renovation commenced in the third quarter of 2013 and is expected to be completed in the second quarter of 2014. The current estimated renovation cost, subject to adjustments based on continued evaluation, is approximately $38.0 million, of which $10.3 million had been spent as of December 31, 2013.

•
W New Orleans—A comprehensive renovation encompassing guestrooms, public spaces, restaurant, bars, and meeting space to reposition the hotel to the Le Meridien brand is expected to commence in the second quarter of 2014 and be completed in the fourth quarter of 2014. The current estimated renovation cost, subject to adjustments based on continued evaluation, is approximately $29.0 million, of which $0.1 million had been spent as of December 31, 2013.

•
Holiday Inn New York City Midtown – 31st Street—A comprehensive renovation encompassing guestrooms, public spaces, restaurant, and bar to reposition the hotel to the Hyatt brand is currently in the design and planning stage. The renovation is expected to commence and be completed in the third quarter of 2014. The current estimated renovation cost, subject to adjustments based on continued evaluation, is approximately $6.0 million, of which $0.3 million had been spent as of December 31, 2013.

Contractual Obligations
The following table sets forth our contractual obligations as of December 31, 2013, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands). There were no other material off-balance sheet arrangements at December 31, 2013.

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Revolving credit facility, including interest(1)	$—	$—	$—	$—	$—
Term loan, including interest(1)	61,322	61,322	—	—	—
Other mortgage loans, including interest	593,416	30,540	179,699	43,144	340,033
Corporate office lease	859	220	460	179	—
Ground leases(2)	99,214	2,261	4,522	4,522	87,909
	$754,811	$94,343	$184,681	$47,845	$427,942

(1)
Assumes no additional borrowings, and interest payments are based on the interest rate in effect as of December 31, 2013. Also assumes that no extension options are exercised. See the notes to our consolidated financial statements for additional information relating to our revolving credit facility and term loan.

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
Intangible assets and liabilities are recorded on non-market contracts, including air rights, lease, management, and franchise agreements, assumed as part of the acquisition of certain hotels. Above-market and below-market contract values are based on the present value of the difference between contractual amounts to be paid pursuant to the contracts assumed and our estimate of the fair market contract rates for corresponding contracts measured over a period equal to the remaining non-cancelable term of the contracts assumed. No value is allocated to market contracts. Intangible assets and liabilities are amortized using the straight-line method over the remaining non-cancelable term of the related contracts.
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

New Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (the "FASB") issued updated accounting guidance to improve the reporting of amounts reclassified out of accumulated other comprehensive income. The new accounting guidance requires information to be provided about the amounts reclassified out of accumulated other comprehensive income by component and to present, either on the face of the statement where net income is presented or in the notes to the financial statements, significant amounts reclassified out of accumulated other comprehensive income by respective line items of net income. The new accounting guidance is to be applied prospectively and is effective for interim and annual periods beginning after December 15, 2012. We adopted the new accounting guidance on January 1, 2013. We do not believe that the adoption of this guidance has a material impact to our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
We earn interest income primarily from cash and cash equivalent balances. Based on our cash and cash equivalents as of December 31, 2013, if interest rates increase or decrease by 1.00%, our interest income will increase or decrease by approximately $0.3 million annually.
Amounts borrowed under our revolving credit facility currently bear interest at variable rates based on LIBOR plus 1.75% - 2.75% (the spread over LIBOR based on our consolidated leverage ratio). If prevailing LIBOR on any outstanding borrowings under our revolving credit facility were to increase or decrease, our interest expense on those outstanding borrowings would also increase or decrease future earnings and cash flows. As of December 31, 2013, we had no outstanding borrowings under our revolving credit facility.

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
Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control—Integrated Framework (1992), we concluded that our internal control over financial reporting was effective as of December 31, 2013. The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their report which appears on page F-2 of this Form 10-K.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Information regarding our executive officers as of the date of the filing of this Form 10-K is presented below. Other information required pursuant to this item is incorporated by reference to our 2014 proxy statement under the captions “Proposal 1 Election of Trustees—Trustee Qualifications,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance and Board Matters.”
James L. Francis, 51, is our President and Chief Executive Officer and a Trustee, positions he has held since our formation. Prior to co-founding the Trust, Mr. Francis served as the President and Chief Executive Officer and a director of Highland Hospitality Corporation (“Highland”), positions that he held from Highland’s IPO in December 2003 to its sale in July 2007. Following the sale of Highland, Mr. Francis served as a consultant to the affiliate of JER Partners that acquired Highland until September 2008. Since September 2008, until our formation, Mr. Francis was a private investor. From June 2002 until joining Highland in December 2003, Mr. Francis served as the Chief Operating Officer, Chief Financial Officer and Treasurer of Barceló Crestline Corporation, and served as Executive Vice President and Chief Financial Officer of Crestline Capital Corporation, prior to its acquisition by Barceló, from December 1998 to June 2002. Prior to the spin-off of Crestline Capital from Host Hotels & Resorts, Inc. (formerly Host Marriott Corporation), Mr. Francis held various finance and strategic planning positions with Host Marriott and Marriott International, Inc. From June 1997 to December 1998, Mr. Francis held the position of Assistant Treasurer and Vice President Corporate Finance for Host Marriott, where he was responsible for Host Marriott’s corporate finance function, business strategy and investor relations. Over a period of ten years, Mr. Francis served in various capacities with Marriott International’s lodging business, including Vice President of Finance for Marriott Lodging from 1995 to 1997; Brand Executive, Courtyard by Marriott from 1994 to 1995; Controller for Courtyard by Marriott and Fairfield Inn from 1993 to 1994; Director of Finance and Strategic Planning for Courtyard by Marriott and Fairfield Inn from 1991 to 1993; and Director of Hotel Development Finance from 1987 to 1991. Mr. Francis received his B.A. in Economics and Business from Western Maryland College and earned an M.B.A. in Finance and Accounting from Vanderbilt University. Mr. Francis also currently serves on the board of trustees and as a member of the audit and nominating and corporate governance committees for Chambers Street Properties (NYSE: CSG), a publicly traded REIT focused on acquiring, owning, and operating industrial and office properties.
Douglas W. Vicari, 54, is our Executive Vice President, Chief Financial Officer, Treasurer and a Trustee, positions he has held since our formation. Prior to co-founding the Trust, Mr. Vicari served as a principal with Paramount Hotel Group, a hotel owner, developer and operator, from January 2009 to June 2009. Previously, Mr. Vicari served as Executive Vice President and Chief Financial Officer of Highland from September 2003 until its sale in July 2007. Prior to joining Highland, Mr. Vicari served as Senior Vice President and Chief Financial Officer of Prime Hospitality Corp., a former NYSE-listed company acquired by an affiliate of The Blackstone Group in 2004, from August 1998 to July 2003, and also served on the board of directors of Prime Hospitality Corp. from May 1999 to July 2003. Prior to his appointment as Chief Financial Officer, he served as Vice President and Treasurer of Prime Hospitality Corp. from January 1991 to July 1998, and was an instrumental member of the management team that led the company out of bankruptcy in July 1992. From 1986 to 1991, Mr. Vicari was Director of Budgeting and Financial Planning for Prime Hospitality Corp, and was responsible for all budgeting, planning and forecasting. Prior to his tenure at Prime Hospitality Corp., Mr. Vicari held numerous management positions at Combustion Engineering (now ABB Brown Boveri) from 1981 to 1986. Mr. Vicari earned a B.S. in Accounting from the College of New Jersey and received his M.B.A. in Finance from Fairleigh Dickinson University. Mr. Vicari also currently serves on the board of directors and as the audit committee chairman for Thunderbird Resorts Inc. (Euronext: TBIRD), a publicly traded gaming and lodging company.
D. Rick Adams, 50, is our Executive Vice President and Chief Investment Officer, positions he has held since February 2014. Prior to his appointment as Executive Vice President, he served as Senior Vice President and Chief Investment Officer of the Trust from November 2009 to January 2014. Prior to joining the Trust, Mr. Adams served as Senior Vice President of Asset Management for Highland from September 2004 until its sale in July 2007. Following the sale of Highland and until October 2009, Mr. Adams continued to serve as Senior Vice President and Head of Asset Management for the affiliate of JER Partners that acquired Highland. From October 1992 to September 2004, Mr. Adams served as Vice President of Regional Operations and Development Officer for the B.F. Saul Company, a privately owned real estate company located in Washington, DC that specializes in commercial real estate and hotel management and development. Prior to his tenure at B.F. Saul, from 1986 until September 1992, Mr. Adams held numerous operational and franchise development management positions at Holiday Inn Worldwide, known today as InterContinental Hotels Group PLC. Mr. Adams received a B.S. in Management from Indiana University.
Graham J. Wootten, 40, is our Senior Vice President, Chief Accounting Officer and Secretary, positions he has held since February 2010. Previously, Mr. Wootten served in several accounting roles, including Vice President and Controller, at Highland from December 2003 until its sale in July 2007 to an affiliate of JER Partners. Following the sale of Highland and until February 2010, Mr. Wootten served in finance and accounting roles for the affiliate of JER Partners that acquired Highland, last serving as its Chief Financial Officer. Prior to joining Highland, Mr. Wootten held various audit positions, including Audit Senior Manager, for PricewaterhouseCoopers LLP from 1995 until 2003. Mr. Wootten holds a BSBA in accounting from John Carroll University and is a Certified Public Accountant.

Item 11.	Executive Compensation
Information required pursuant to this item is incorporated by reference to our 2014 proxy statement under the captions “Executive Compensation” and “Corporate Governance and Board Matters.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Information required pursuant to this item is incorporated by reference to our 2014 proxy statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Plan Information.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information required pursuant to this item is incorporated by reference to our 2014 proxy statement under the captions “Certain Relationships and Related Transactions and Legal Proceedings” and “Corporate Governance and Board Matters.”

Item 14.	Principal Accounting Fees and Services
Information required pursuant to this item is incorporated by reference to our 2014 proxy statement under the caption “Proposal 2 Ratification of Independent Registered Public Accountants.”

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

10.10
Assumption and Release Agreement, dated June 30, 2011, by and among NJA Hotel LLC, as original borrower, CHSP Navy Yard LLC, as new borrower, and Wells Fargo Bank, N.A., As Trustee for Morgan Stanley Capital I Inc., Commercial Mortgage Pass-Through Certificates, Series 2006-1Q12, as lender (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2011)

10.11
Loan Agreement, dated October 1, 2006, by and between NJA Hotel LLC, as original borrower, and Morgan Stanley Mortgage Capital Inc., as lender (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2011)

10.12
Loan Agreement, dated June 30, 2011, by and between CHSP Boston II LLC, as borrower, and Goldman Sachs Commercial Mortgage Capital, L.P., as lender (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2011)

10.13
Purchase and Sale Agreement by and among Kencal Ownership LLC, Kencal Operating LLC, and CHSP Mission Bay LLC, dated July 31, 2012 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2012)

10.13.1
First Amendment to Purchase and Sale Agreement by and among Kencal Ownership LLC, Kencal Operating LLC, and CHSP Mission Bay LLC, dated September 6, 2012 (incorporated by reference to Exhibit 10.2.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2012)

10.14
Purchase and Sale Agreement by and between Starwood Chicago Lakeshore Realty LLC and CHSP Lakeshore LLC, dated August 5, 2012 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2012)

10.14.1
First Amendment to Purchase and Sale Agreement by and between Starwood Chicago Lakeshore Realty LLC and CHSP Lakeshore LLC, dated August 17, 2012 (incorporated by reference to Exhibit 10.3.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2012)

10.15
Promissory Note, dated July 27, 2012, by CHSP Denver LLC in favor of Western National Life Insurance Company (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2012)

10.16
Fee and Leasehold Deed of Trust and Security Agreement by CHSP Denver LLC, as grantor, to the Public Trustee of the (City and) County of Denver, Colorado, as trustee, for the use and benefit of Western National Life Insurance Company, as beneficiary, dated July 25, 2012 (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2012)

10.17
Third Amended and Restated Credit Agreement, dated October 25, 2012, by and among Chesapeake Lodging, L.P., as borrower, the financial institutions party thereto and their assignees under section 13.6, as lenders, and Wells Fargo Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the period ended December 31, 2012)

10.18
Loan Agreement, dated July 11, 2013, by and between CHSP San Francisco LLC, as borrower, and PNC Bank, National Association, as lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2013)

10.19
Loan Agreement, dated July 11, 2013, by and between CHSP Chicago LLC, as borrower, and Goldman Sachs Mortgage Company, as lender (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2013)

12.1†	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends

21.1†	List of Subsidiaries of Registrant

23.1†	Consent of Ernst & Young LLP

31.1†	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer

31.2†	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President, Chief Financial Officer and Treasurer

32.1†	Section 1350 Certification of President and Chief Executive Officer

32.2†	Section 1350 Certification of Executive Vice President, Chief Financial Officer and Treasurer

101.INS XBRL†	Instance Document

101.SCH XBRL†	Taxonomy Extension Schema Document

101.CAL XBRL†	Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL†	Taxonomy Extension Definition Linkbase Document

101.LAB XBRL†	Taxonomy Extension Label Linkbase Document

101.PRE XBRL†	Taxonomy Extension Presentation Linkbase Document

†	Filed herewith

+	Incorporated by reference to the same-numbered exhibit to Amendment No. 2 to the Registrant’s IPO Registration Statement on Form S-11 filed on November 24, 2009

++	Incorporated by reference to the same-numbered exhibit to the Registrant’s Current Report on Form 8-K filed on January 28, 2010

*	Denotes management or trustee compensation plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHESAPEAKE LODGING TRUST

Date: February 20, 2014	By:	/S/ DOUGLAS W. VICARI
Douglas W. Vicari
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS A. NATELLI	Chairman of the Board of Trustees	February 20, 2014
Thomas A. Natelli

/s/ JAMES L. FRANCIS	President, Chief Executive Officer and Trustee (Principal Executive Officer)	February 20, 2014
James L. Francis

/s/ DOUGLAS W. VICARI	Executive Vice President, Chief Financial Officer, Treasurer and Trustee (Principal Financial Officer)	February 20, 2014
Douglas W. Vicari

/s/ THOMAS D. ECKERT	Trustee	February 20, 2014
Thomas D. Eckert

/s/ GEORGE F. MCKENZIE	Trustee	February 20, 2014
George F. McKenzie

/s/ JOHN W. HILL	Trustee	February 20, 2014
John W. Hill

/s/ JEFFREY D. NUECHTERLEIN	Trustee	February 20, 2014
Jeffrey D. Nuechterlein

/s/ GRAHAM J. WOOTTEN	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 20, 2014
Graham J. Wootten

CHESAPEAKE LODGING TRUST

Report of Independent Registered Public Accounting Firm
The Board of Trustees and Shareholders of Chesapeake Lodging Trust:
We have audited Chesapeake Lodging Trust’s (the “Trust”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Chesapeake Lodging Trust’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Chesapeake Lodging Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Chesapeake Lodging Trust as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 of Chesapeake Lodging Trust and our report dated February 20, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
McLean, Virginia
February 20, 2014

Report of Independent Registered Public Accounting Firm
The Board of Trustees and Shareholders of Chesapeake Lodging Trust:
We have audited the accompanying consolidated balance sheets of Chesapeake Lodging Trust (the “Trust”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also include the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chesapeake Lodging Trust at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth herein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Chesapeake Lodging Trust’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 20, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
February 20, 2014

CHESAPEAKE LODGING TRUST
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2013	2012
ASSETS
Property and equipment, net	$1,422,439	$1,107,722
Intangible assets, net	38,781	39,382
Cash and cash equivalents	28,713	33,194
Restricted cash	34,235	23,460
Accounts receivable, net of allowance for doubtful accounts of $91 and $94, respectively	13,011	8,384
Prepaid expenses and other assets	10,478	14,056
Deferred financing costs, net of accumulated amortization of $3,497 and $1,410, respectively	6,501	6,630
Total assets	$1,554,158	$1,232,828

LIABILITIES AND SHAREHOLDERS’ EQUITY
Long-term debt	$531,771	$405,208
Accounts payable and accrued expenses	45,982	34,868
Other liabilities	29,848	25,944
Total liabilities	607,601	466,020
Commitments and contingencies (Note 13)
Preferred shares, $.01 par value; 100,000,000 shares authorized; Series A Cumulative Redeemable Preferred Shares; 5,000,000 shares issued and outstanding, respectively ($127,422 liquidation preference)	50	50
Common shares, $.01 par value; 400,000,000 shares authorized; 49,574,005 shares and 39,763,930 shares issued and outstanding, respectively	496	398
Additional paid-in capital	991,417	799,278
Cumulative dividends in excess of net income	(45,339)	(32,089)
Accumulated other comprehensive loss	(67)	(829)
Total shareholders’ equity	946,557	766,808
Total liabilities and shareholders’ equity	$1,554,158	$1,232,828
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
REVENUE
Rooms	$316,434	$210,265	$128,730
Food and beverage	86,884	57,673	37,781
Other	16,859	10,338	5,680
Total revenue	420,177	278,276	172,191

EXPENSES
Hotel operating expenses:
Rooms	73,711	48,159	30,110
Food and beverage	65,090	41,678	27,682
Other direct	8,042	5,137	2,785
Indirect	138,120	90,868	55,550
Total hotel operating expenses	284,963	185,842	116,127
Depreciation and amortization	44,469	28,931	18,382
Air rights contract amortization	520	520	520
Corporate general and administrative	13,125	11,297	9,996
Hotel acquisition costs	4,222	2,994	5,081
Total operating expenses	347,299	229,584	150,106
Operating income	72,878	48,692	22,085
Interest income	247	199	145
Interest expense	(25,780)	(20,976)	(12,868)
Loss on early extinguishment of debt	(372)	—	(208)
Income before income taxes	46,973	27,915	9,154
Income tax expense	(1,655)	(738)	(118)
Net income	45,318	27,177	9,036
Preferred share dividends	(9,688)	(4,413)	—
Net income available to common shareholders	$35,630	$22,764	$9,036
Net income available per common share—basic and diluted	$0.75	$0.66	$0.30
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Net income	$45,318	$27,177	$9,036
Other comprehensive income (loss):
Unrealized losses on cash flow hedge instruments	(109)	(682)	(1,601)
Reclassification of unrealized losses on cash flow hedge instruments to interest expense	871	983	471
Comprehensive income	$46,080	$27,478	$7,906
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)

	Preferred Shares		Common Shares		Additional Paid-In Capital	Cumulative Dividends in Excess of Net Income	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount				Total
Balances at December 31, 2010	—	$—	18,435,670	$184	$311,303	$(6,231)	$—	$305,256
Sale of common shares, net of underwriting fees and offering costs	—	—	13,550,000	136	229,675	—	—	229,811
Repurchase of common shares	—	—	(11,050)	—	(209)	—	—	(209)
Issuance of restricted common shares	—	—	190,750	2	(2)	—	—	—
Forfeiture of restricted common shares	—	—	(3,750)	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	3,094	—	—	3,094
Declaration of dividends on common shares	—	—	—	—	—	(25,729)	—	(25,729)
Net income	—	—	—	—	—	9,036	—	9,036
Other comprehensive loss	—	—	—	—	—	—	(1,130)	(1,130)
Balances at December 31, 2011	—	$—	32,161,620	$322	$543,861	$(22,924)	$(1,130)	$520,129
Sale of common shares, net of underwriting fees and offering costs	—	—	7,475,000	75	132,515	—	—	132,590
Sale of preferred shares, net of underwriting fees and offering costs	5,000,000	50	—	—	120,531	—	—	120,581
Repurchase of common shares	—	—	(44,250)	(1)	(794)	—	—	(795)
Issuance of restricted common shares	—	—	192,900	2	—	—	—	2
Issuance of unrestricted common shares	—	—	4,239	—	80	—	—	80
Forfeiture of restricted common shares	—	—	(25,579)	—	—	47	—	47
Amortization of deferred compensation	—	—	—	—	3,085	—	—	3,085
Declaration of dividends on common shares	—	—	—	—	—	(31,599)	—	(31,599)
Declaration of dividends on preferred shares	—	—	—	—	—	(4,790)	—	(4,790)
Net income	—	—	—	—	—	27,177	—	27,177
Other comprehensive income	—	—	—	—	—	—	301	301
Balances at December 31, 2012	5,000,000	$50	39,763,930	$398	$799,278	$(32,089)	$(829)	$766,808
Sale of common shares, net of underwriting fees and offering costs	—	—	9,349,558	94	189,300	—	—	189,394
Repurchase of common shares	—	—	(76,358)	(1)	(1,768)	—	—	(1,769)
Issuance of restricted common shares	—	—	537,400	5	(5)	—	—	—
Issuance of unrestricted common shares	—	—	3,475	—	80	—	—	80
Forfeiture of restricted common shares	—	—	(4,000)	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	4,532	—	—	4,532
Declaration of dividends on common shares	—	—	—	—	—	(48,880)	—	(48,880)
Declaration of dividends on preferred shares	—	—	—	—	—	(9,688)	—	(9,688)
Net income	—	—	—	—	—	45,318	—	45,318
Other comprehensive income	—	—	—	—	—	—	762	762
Balances at December 31, 2013	5,000,000	$50	49,574,005	$496	$991,417	$(45,339)	$(67)	$946,557
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$45,318	$27,177	$9,036
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,469	28,931	18,382
Air rights contract amortization	520	520	520
Deferred financing costs amortization	2,837	2,081	2,189
Loss on early extinguishment of debt	372	—	208
Share-based compensation	4,612	3,165	3,094
Other	(295)	(523)	(183)
Changes in assets and liabilities:
Accounts receivable, net	(2,543)	(197)	1,371
Prepaid expenses and other assets	(3,305)	18	(363)
Accounts payable and accrued expenses	7,203	6,552	2,472
Other liabilities	774	13	(18)
Net cash provided by operating activities	99,962	67,737	36,708
Cash flows from investing activities:
Acquisition of hotels, net of cash acquired	(331,058)	(231,051)	(483,702)
Deposit on hotel acquisition	—	(700)	—
Receipt of deposits on hotel acquisitions	700	—	2,000
Improvements and additions to hotels	(28,235)	(23,847)	(3,389)
Repayment of (investment in) hotel construction loan	7,810	(7,810)	—
Change in restricted cash	(10,775)	(7,051)	(6,900)
Net cash used in investing activities	(361,558)	(270,459)	(491,991)
Cash flows from financing activities:
Proceeds from sale of common shares, net of underwriting fees	189,862	132,756	230,291
Proceeds from sale of preferred shares, net of underwriting fees	—	121,062	—
Payment of offering costs related to sale of common and preferred shares	(468)	(647)	(491)
Borrowings under revolving credit facility	105,000	198,000	292,000
Repayments under revolving credit facility	(155,000)	(293,000)	(192,000)
Proceeds from issuance of mortgage debt	312,500	95,000	225,000
Principal prepayment of mortgage debt	(130,000)	—	(60,000)
Scheduled principal payments on mortgage debt	(5,726)	(2,317)	(781)
Payment of deferred financing costs	(3,080)	(3,445)	(4,920)
Purchase of interest rate cap	—	—	(262)
Payment of dividends to common shareholders	(44,516)	(29,290)	(22,936)
Payment of dividends to preferred shareholders	(9,688)	(2,368)	—
Repurchase of common shares	(1,769)	(795)	(209)
Net cash provided by financing activities	257,115	214,956	465,692
Net increase (decrease) in cash	(4,481)	12,234	10,409
Cash and cash equivalents, beginning of period	33,194	20,960	10,551
Cash and cash equivalents, end of period	$28,713	$33,194	$20,960
Supplemental disclosure of cash flow information:
Cash paid for interest	$22,421	$18,830	$9,629
Cash paid for income taxes	$1,590	$597	$18
Assumption of mortgage debt related to hotel acquisition	$—	$—	$38,622
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Description of Business
Chesapeake Lodging Trust (the “Trust”) is a self-advised real estate investment trust (“REIT”) that was organized in the state of Maryland in June 2009. The Trust is focused on investments primarily in upper-upscale hotels in major business and convention markets and, on a selective basis, premium select-service hotels in urban settings or unique locations in the United States of America (“U.S.”). The Trust completed its initial public offering (“IPO”) in January 2010. The Trust owned no hotels nor had any operations prior to its IPO. As of December 31, 2013, the Trust owned 20 hotels with an aggregate of 5,932 rooms in eight states and the District of Columbia.
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
The Trust reviews its hotels for impairment whenever events or changes in circumstances indicate that the carrying values of the hotels may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the hotels due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel’s estimated fair market value is recorded and an impairment loss is recognized. No impairment losses have been recognized for the years ended December 31, 2013, 2012 and 2011.

The Trust classifies a hotel as held for sale in the period in which it has made the decision to dispose of the hotel, a binding agreement to purchase the hotel has been signed under which the buyer has committed a significant amount of nonrefundable cash, and no significant financing contingencies exist which could cause the transaction not to be completed in a timely manner. If these criteria are met, depreciation and amortization of the hotel will cease and an impairment loss will be recognized if the fair value of the hotel, less the costs to sell, is lower than the carrying amount of the hotel. The Trust will classify the loss, together with the related operating results, as discontinued operations in the consolidated statements of operations and classify the related assets and liabilities as held for sale in the consolidated balance sheets. As of December 31, 2013 and 2012, the Trust had no assets held for sale or liabilities related to assets held for sale.
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

3. Acquisition of Hotels
The Trust has acquired the following 20 hotels since its IPO and through December 31, 2013 (in thousands, except rooms data):

Hotel	Location	Rooms	Net Assets Acquired	Acquisition Date
2010 Acquisitions:
Hyatt Regency Boston(1)	Boston, MA	502	$113,145	March 18, 2010
Hilton Checkers Los Angeles	Los Angeles, CA	193	45,951	June 1, 2010
Courtyard Anaheim at Disneyland Resort	Anaheim, CA	153	25,083	July 30, 2010
Boston Marriott Newton	Newton, MA	430	77,223	July 30, 2010
Le Meridien San Francisco	San Francisco, CA	360	142,980	December 15, 2010
		1,638	404,382
2011 Acquisitions:
Homewood Suites Seattle Convention Center	Seattle, WA	195	53,005	May 2, 2011
W Chicago – City Center	Chicago, IL	403	127,546	May 10, 2011
Hotel Indigo San Diego Gaslamp Quarter	San Diego, CA	210	55,309	June 17, 2011
Courtyard Washington Capitol Hill/Navy Yard(2)	Washington, DC	204	32,783	June 30, 2011
Hotel Adagio San Francisco, Autograph Collection	San Francisco, CA	171	42,380	July 8, 2011
Denver Marriott City Center(3)	Denver, CO	613	122,420	October 3, 2011
Holiday Inn New York City Midtown – 31st Street	New York, NY	122	52,599	December 22, 2011
		1,918	486,042
2012 Acquisitions:
W Chicago – Lakeshore	Chicago, IL	520	124,920	August 21, 2012
Hyatt Regency Mission Bay Spa and Marina(4)	San Diego, CA	429	59,900	September 7, 2012
The Hotel Minneapolis, Autograph Collection	Minneapolis, MN	222	46,372	October 30, 2012
		1,171	231,192
2013 Acquisitions:
Hyatt Place New York Midtown South	New York, NY	185	76,362	March 14, 2013
W New Orleans – French Quarter	New Orleans, LA	97	25,595	March 28, 2013
W New Orleans	New Orleans, LA	410	65,786	April 25, 2013
Hyatt Fisherman's Wharf	San Francisco, CA	313	102,485	May 31, 2013
Hyatt Santa Barbara	Santa Barbara, CA	200	60,972	June 27, 2013
		1,205	331,200
		5,932	$1,452,816

(1)
As part of the acquisition, the Trust acquired an air rights contract, which expires in September 2079. See Note 5, "Intangible Assets and Liability," for additional information relating to the air rights contract.

(2)	As part of the acquisition, the Trust assumed a mortgage loan with an estimated fair value of $38.6 million. See Note 6, "Long-Term Debt," for additional information relating to the mortgage loan.

(3)
As part of the acquisition, the Trust assumed an above-market management contract with a non-cancelable term ending December 2047. The Trust also assumed three ground leases for land parcels underlying a portion of the hotel, which have initial terms ending July 2068, February 2072, and April 2072. See Note 5, "Intangible Assets and Liability," for additional information relating to the management contract and the lease agreements.

(4)
As part of the acquisition, the Trust assumed a ground lease, which has an initial term ending January 2056. See Note 13, "Commitments and Contingencies," for additional information relating to the lease agreement.

The allocation of the purchase prices to the assets acquired and liabilities assumed based on their fair values was as follows (in thousands):

	Acquisitions
	2013	2012	2011
Land and land improvements	$82,462	$42,350	$79,777
Buildings and leasehold improvements	228,349	178,421	426,905
Furniture, fixtures and equipment	20,140	12,811	22,595
Intangible assets	—	—	4,828
Cash	142	141	2,340
Restricted cash	—	1,375	5,546
Accounts receivable, net	2,084	1,885	3,487
Prepaid expenses and other assets	1,633	1,246	1,334
Accounts payable and accrued expenses	(3,610)	(6,909)	(7,792)
Other liabilities	—	(128)	(14,356)
Mortgage loan	—	—	(37,497)
Premium on mortgage loan	—	—	(1,125)
Net assets acquired	$331,200	$231,192	$486,042

The following financial information presents the pro forma results of operations of the Trust for the years ended December 31, 2013 and 2012 as if all acquisitions during 2013 and 2012 had taken place on January 1, 2012. The pro forma results for the years ended December 31, 2013 and 2012 have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have actually occurred had all transactions taken place on January 1, 2012, or of future results of operations (in thousands, except per share data).

	Year Ended December 31,
	2013	2012
Total revenue	$448,421	$414,694
Total hotel operating expenses	308,434	294,226
Total operating expenses	369,880	348,561
Operating income	78,541	66,133
Net income available to common shareholders	40,519	29,440
Net income available per common share - basic and diluted	$0.83	$0.61

For the year ended December 31, 2013, the consolidated statement of operations includes total revenue of $65.1 million and total hotel operating expenses of $44.5 million related to the operations of the five hotels acquired in 2013.

4. Property and Equipment
Property and equipment as of December 31, 2013 and 2012 consisted of the following (in thousands):

	December 31,
	2013	2012
Land and land improvements	$262,322	$179,786
Buildings and leasehold improvements	1,136,808	897,725
Furniture, fixtures and equipment	103,291	76,077
Construction-in-progress	16,593	6,240
	1,519,014	1,159,828
Less: accumulated depreciation and amortization	(96,575)	(52,106)
Property and equipment, net	$1,422,439	$1,107,722

5. Intangible Assets and Liability
Intangible assets and liability as of December 31, 2013 and 2012 consisted of the following (in thousands):

	December 31,
	2013	2012
Intangible assets:
Air rights contract	$36,105	$36,105
Favorable ground leases	4,828	4,828
	40,933	40,933
Less: accumulated amortization	(2,152)	(1,551)
Intangible assets, net	$38,781	$39,382

Intangible liability:
Unfavorable contract liability	$14,236	$14,236
Less: accumulated amortization	(883)	(490)
Intangible liability, net (included within other liabilities)	$13,353	$13,746
In conjunction with the acquisition of the Hyatt Regency Boston on March 18, 2010, the Trust acquired an air rights contract which expires in September 2079 and that requires no payments through maturity. The Trust recorded the fair value of the air rights contract of $36.1 million as an intangible asset and is amortizing the value over the term of the contract.
In conjunction with the acquisition of the Denver Marriott City Center on October 3, 2011, the Trust assumed a management contract with a non-cancelable term ending December 2047. The Trust concluded that the management agreement terms were above market terms and recorded a $14.2 million unfavorable contract liability, which the Trust is amortizing over the remaining non-cancelable term and including within indirect hotel operating expenses in the consolidated statements of operations. The Trust also assumed three lease agreements for land parcels underlying a portion of the hotel with initial terms ending July 2068, February 2072 and April 2072. The Trust concluded that the terms of two of the three ground leases were below market terms and recorded an aggregate of $4.8 million of favorable ground lease assets, which the Trust is amortizing over the life of the respective leases and including within indirect hotel operating expenses in the consolidated statements of operations.

6. Long-Term Debt
Long-term debt as of December 31, 2013 and 2012 consisted of the following (in thousands):

	Origination	Original Principal Amount		Interest Rate	Principal Amortization Period	December 31,
			Maturity			2013	2012
Revolving credit facility(1)	July 2010	n/a	April 2016	Floating	n/a	$—	$50,000
Term loans:
W Chicago – City Center/ Le Meridien San Francisco(2)	July 2011	$130,000	July 2014	Floating	n/a	—	130,000
Holiday Inn New York City Midtown – 31st Street/Hyatt Place New York Midtown South(3)	July 2012	$60,000	July 2014	Floating	n/a	60,000	25,000
Other mortgage loans:
Hyatt Regency Boston	June 2011	$95,000	July 2016	5.01%	30	91,689	93,119
Courtyard Washington Capitol Hill/Navy Yard(4)	June 2011	$37,549	November 2016	5.90%	30	35,956	36,625
Denver Marriott City Center(5)	July 2012	$70,000	August 2022	4.90%	30	68,586	69,655
Hilton Checkers Los Angeles	February 2013	$32,000	March 2023	4.11%	30	31,606	—
Boston Marriott Newton	May 2013	$60,000	June 2020	3.63%	25	59,274	—
Le Meridien San Francisco	July 2013	$92,500	August 2020	3.50%	25	91,742	—
W Chicago – City Center	July 2013	$93,000	August 2023	4.25%	25	92,320	—
						531,173	404,399
Unamortized premium(4)						598	809
Long-term debt						$531,771	$405,208

(1)
The Trust may exercise an option to extend the maturity by one year, subject to certain customary conditions. As of December 31, 2013, the interest rate in effect was 1.92%. See below for additional information related to the revolving credit facility.

(2)
On July 11, 2013, the Trust prepaid this term loan without a prepayment penalty. The Trust recorded a loss on early extinguishment of debt of $0.4 million during the year ended December 31, 2013 related to the write-off of unamortized deferred financing costs associated with the term loan. The loan bore interest equal to LIBOR plus 3.65%. Contemporaneous with the origination of the term loan, the Trust entered into an interest rate swap to effectively fix the interest rate on the term loan for the first two years of its term at 4.65% per annum. Under the terms of the interest rate swap, the Trust paid fixed interest of 1.00% per annum on a notional amount of $130.0 million and received floating rate interest equal to the one-month LIBOR. The effective date of the interest rate swap was July 8, 2011 and it matured on July 1, 2013. The Trust also purchased an interest rate cap that effectively limited variable rate interest payments on the term loan when one-month LIBOR exceeded 5.00%. The notional amount of the interest rate cap was $130.0 million. The effective date of the interest rate cap was July 1, 2013 and it was scheduled to mature on July 8, 2014, which correlated with the scheduled maturity date of the term loan. The Trust reclassified $0.3 million from accumulated other comprehensive loss to interest expense during the year ended December 31, 2013 related to the termination of the interest rate cap.

(3)
At origination, $25.0 million was advanced by the lender and was secured by the Holiday Inn New York City Midtown – 31st Street. On March 14, 2013, $35.0 million was advanced by the lender in connection with the acquisition of the Hyatt Place New York Midtown South. Following the subsequent advance, the entire $60.0 million principal amount of the loan is secured by both hotels. The Trust has three one-year extension options that may be exercised subject to certain conditions. The loan bears interest equal to LIBOR plus 3.25%. Contemporaneous with the origination of the term loan, the Trust entered into an interest rate swap to effectively fix the interest rate on the initial $25.0 million advance for the original two-year term at 3.75% per annum. Under the terms of this interest rate swap, the Trust pays fixed interest of 0.50% per annum on a notional amount of $25.0 million and receives floating rate interest equal to the one-month LIBOR. The effective date of this interest rate swap is July 3, 2012 and it matures on July 3, 2014. Contemporaneous with the subsequent advance, the Trust entered into an interest rate swap to effectively fix the interest rate on the $35.0 million subsequent advance for the remaining initial term of the loan at 3.65% per annum. Under the terms of this interest rate swap, the Trust pays fixed interest of 0.40% per annum on a notional amount of $35.0 million and receives floating rate interest equal to the one-month LIBOR. The effective date of this interest rate swap is March 14, 2013 and it matures on July 3, 2014.

(4)
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

(5)
The loan has a term of 30 years, but is callable by the lender after 10 years, and the Trust expects the lender to call the loan at that time. The indicated maturity is based on the date the loan is callable by the lender.

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
The amount that the Trust can borrow under the revolving credit facility is based on the value of the Trust's hotels included in the borrowing base, as defined in the amended credit agreement. As of December 31, 2013, the revolving credit facility was secured by nine hotels providing borrowing availability of $250.0 million, of which no amount was outstanding. The amended credit agreement contains standard financial covenants, including certain leverage ratios, coverage ratios, and a minimum tangible net worth requirement.
Other
Certain of the Trust's mortgage loan agreements contain standard financial covenants relating to coverage ratios and standard provisions that require loan servicers to maintain escrow accounts for certain items, including real estate taxes, insurance premiums, the completion of PIPs, and normal replacements of FF&E.
As of December 31, 2013, the Trust was in compliance with all financial covenants under its borrowing arrangements. As of December 31, 2013, the Trust’s weighted-average interest rate on its long-term debt was 4.31%. Future scheduled principal payments of debt obligations (assuming no exercise of extension options) as of December 31, 2013 are as follows (in thousands):

Year	Amounts
2014	$69,837
2015	10,271
2016	131,323
2017	8,598
2018	8,952
Thereafter	302,192
$531,173

7. Earnings Per Share
The following is a reconciliation of the amounts used in calculating basic and diluted earnings per share (in thousands, except share and per share data):

	Year Ended December 31,
	2013	2012	2011
Numerator:
Net income available to common shareholders	$35,630	$22,764	$9,036
Less: Dividends declared on unvested time-based awards	(361)	(177)	(242)
Less: Undistributed earnings allocated to unvested time-based awards	—	—	—
Net income available to common shareholders, excluding amounts attributable to unvested time-based awards	$35,269	$22,587	$8,794

Denominator:
Weighted-average number of common shares outstanding—basic and diluted	47,295,089	34,048,752	29,413,841
Net income available per common share—basic and diluted	$0.75	$0.66	$0.30
For the years ended December 31, 2013 and 2011, 301,555 unvested performance-based awards and 63,870 unvested performance-based awards, respectively, were excluded from diluted weighted-average common shares outstanding, as the awards had not achieved the specific levels of relative total shareholder return required for vesting at each period. As of December 31, 2012, there were no unvested performance-based awards outstanding.

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
On March 4, 2011, the Trust completed an underwritten public offering of 12,500,000 common shares at a price of $17.75 per share. On March 30, 2011, the Trust sold an additional 1,050,000 shares pursuant to the underwriters' exercise of their option to purchase additional shares. After deducting underwriting fees and offering costs, the Trust generated net proceeds of $229.8 million.
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
On September 6, 2013, the Trust entered into sales agreements with two sales agents, pursuant to which the Trust may issue and sell up to $100.0 million in the aggregate of its common shares through a continuous at-the-market offering or other methods (the “ATM program”). For the year ended December 31, 2013, the Trust sold 1,012,058 common shares at an average price of $23.73 per share under the ATM program and generated net proceeds of $23.5 million after deducting sales commissions and offering costs. As of December 31, 2013, $76.0 million of common shares remained available for issuance under the ATM program.
For the years ended December 31, 2013, 2012 and 2011, the Trust issued 537,400, 192,900 and 190,750 restricted common shares, respectively, to its trustees and employees. For the years ended December 31, 2013 and 2012, the Trust issued 3,475 and 4,239 unrestricted common shares, respectively, to its trustees. For the years ended December 31, 2013, 2012 and 2011, the Trust repurchased 76,358, 44,250 and 11,050 common shares, respectively, from employees to satisfy the minimum statutory tax withholding requirements related to the vesting of their previously granted restricted common shares. As of December 31, 2013, the Trust had 49,574,005 common shares outstanding.

For the years ended December 31, 2013, 2012 and 2011, the Trust's board of trustees declared dividends per common share as follows:

	Year Ended December 31,
	2013	2012	2011
First Quarter	$0.24	$0.22	$0.20
Second Quarter	0.24	0.22	0.20
Third Quarter	0.26	0.22	0.20
Fourth Quarter	0.26	0.22	0.20
	$1.00	$0.88	$0.80
Preferred Shares—The Trust is authorized to issue up to 100,000,000 preferred shares, $.01 par value per share. The Trust’s board of trustees is required to set for each class or series of preferred shares the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption.
On July 17, 2012, the Trust completed an underwritten public offering of 5,000,000 shares of its 7.75% Series A Cumulative Redeemable Preferred Shares, including 600,000 shares sold pursuant to the underwriters’ exercise of their over-allotment option. After deducting underwriting fees and offering costs, the Trust generated net proceeds of $120.6 million. As of December 31, 2013, the Trust had 5,000,000 shares of its 7.75% Series A Cumulative Redeemable Preferred Shares outstanding.
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
For the years ended December 31, 2013 and 2012, the Trust's board of trustees declared dividends per preferred share as follows:

	Year Ended December 31,
	2013	2012
First Quarter	$0.484375	$—
Second Quarter	0.484375	—
Third Quarter	0.484375	0.473600
Fourth Quarter	0.484375	0.484375
	$1.937500	$0.957975
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

Universal Shelf—In August 2012, the Trust filed a Registration Statement on Form S-3 with the Securities and Exchange Commission ("SEC"), registering equity securities with a maximum aggregate offering price of up to $500.0 million. As of December 31, 2013, equity securities with a maximum aggregate offering price of $88.7 million remained available to issue under this Registration Statement.

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
The Trust initially reserved 454,657 common shares for issuance under the Plan at its establishment. In May 2012, the Trust’s common shareholders approved an amendment to the Plan such that the number of shares available for issuance under the Plan was increased by 2,750,000. Shares that are issued under the Plan to any person pursuant to an award are counted against this limit as one share for every one share granted. If any shares covered by an award are not purchased or are forfeited, if an award is settled in cash, or if an award otherwise terminates without delivery of any shares, then the number of common shares counted against the aggregate number of shares available under the Plan with respect to the award will, to the extent of any such forfeiture or termination, again be available for making awards under the Plan. As of December 31, 2013, subject to increases that may result in the case of any future forfeiture or termination of currently outstanding awards, 2,051,699 common shares were reserved and available for future issuances under the Plan.
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
For the year ended December 31, 2013, the Trust granted 537,400 restricted common shares to certain employees and trustees, of which 192,500 shares were time-based awards and 344,900 shares were performance-based awards. The time-based awards are generally eligible to vest at the rate of one-fourth of the number of restricted shares granted commencing on the first anniversary of their issuance. The performance-based awards are eligible to vest at the rate of one-fourth of the number of restricted shares granted commencing on December 31, 2013 and each year thereafter. Additional vesting of performance-based awards can also occur at December 31, 2016 based on the cumulative level of relative total shareholder return during the entire performance measurement period. Dividends on these performance-based awards accrue, but are not paid unless the related shares vest. The fair value of the 2013 performance-based awards was determined using a Monte Carlo simulation with the following assumptions: volatility of 31.15%; an expected term equal to the requisite service period for the awards; and a risk-free interest rate of 0.55%.

As of December 31, 2013, there was approximately $8.8 million of unrecognized share-based compensation expense related to restricted common shares. The unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 2.7 years. The following is a summary of the Trust’s restricted common share activity for the years ended December 31, 2013, 2012 and 2011:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Restricted common shares as of December 31, 2010	250,414	$18.50
Granted	190,750	$17.25
Vested	(70,680)	$19.12
Forfeited	(3,750)	$15.74
Restricted common shares as of December 31, 2011	366,734	$17.75
Granted	192,900	$20.28
Vested	(192,472)	$17.40
Forfeited	(25,579)	$15.00
Restricted common shares as of December 31, 2012	341,583	$19.59
Granted	537,400	$17.50
Vested	(245,128)	$18.15
Forfeited	(4,000)	$22.07
Restricted common shares as of December 31, 2013	629,855	$18.35

10. Fair Value Measurements and Derivative Instruments
The following table sets forth the Trust’s financial assets and liabilities measured at fair value by level within the fair value hierarchy (in thousands). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at December 31, 2013
	Total	Level 1	Level 2	Level 3
Liabilities:
Interest rate swaps (included within other liabilities)	$67	$—	$67	$—
	$67	$—	$67	$—
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
The Trust’s financial instruments in addition to those disclosed in the table above include cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, and long-term debt. The carrying values reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses approximate fair value. The Trust estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument using estimated market rates of debt instruments with similar maturities and credit profiles. These inputs are classified as Level 3 within the fair value hierarchy. As of December 31, 2013, the carrying value reported in the consolidated balance sheet for the Trust's long-term debt approximated its fair value.

11. Income Taxes
The components of income tax expense for the years ended December 31, 2013, 2012 and 2011 are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$1,330	$305	$—
State	314	48	7
	1,644	353	7
Deferred:
Federal	12	304	77
State	(1)	81	34
	11	385	111
Income tax expense	$1,655	$738	$118
A reconciliation of the statutory federal income tax expense to the Trust’s income tax expense is as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Statutory federal income tax expense	$15,971	$9,491	$3,112
Effect of non-taxable REIT income	(14,445)	(8,761)	(3,023)
State income tax expense, net of federal taxes	209	73	14
Other	(80)	(65)	15
Income tax expense	$1,655	$738	$118
The tax effect of each type of temporary difference and carryforward that gives rise to the deferred tax assets and liabilities as of December 31, 2013 and 2012 are as follows (in thousands):

	December 31,
	2013	2012
Deferred tax asset:
Employee-related compensation	$95	$105
	95	105
Deferred tax liability:
Other	19	18
	19	18
Net deferred tax asset	$76	$87

As of December 31, 2013, the Trust had a net deferred tax asset of $0.1 million, primarily due to employee-related compensation. The Trust believes that it is more likely than not that CHSP TRS will generate sufficient taxable income to realize in full this deferred tax asset. Accordingly, no valuation allowance has been recorded as of December 31, 2013.

12. Quarterly Operating Results (unaudited)

	Quarter Ended - 2013
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Total revenue	$70,601	$115,570	$122,443	$111,563
Total operating expenses	70,172	89,218	94,992	92,917
Operating income	429	26,352	27,451	18,646
Net income (loss)	(2,510)	17,057	19,243	11,528
Net income (loss) available to common shareholders, excluding amounts attributable to unvested time-based awards(1)	(5,020)	14,522	16,690	9,021
Net income (loss) available per common share—basic and diluted(2)	(0.11)	0.30	0.35	0.18

	Quarter Ended - 2012
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Total revenue	$50,270	$67,046	$75,860	$85,100
Total operating expenses	47,581	51,420	60,814	69,769
Operating income	2,689	15,626	15,046	15,331
Net income (loss)	(796)	9,053	9,033	9,887
Net income (loss) available to common shareholders, excluding amounts attributable to unvested time-based awards(1)	(830)	9,009	7,008	7,390
Net income (loss) available per common share—basic and diluted(2)	(0.03)	0.28	0.21	0.19

(1)	The sum of amounts for the four quarters may differ from the annual amount due to the required method of computing the two-class method in the respective periods.

(2)
The sum of per share amounts for the four quarters may differ from the annual per share amount due to the required method of computing weighted-average number of common shares outstanding in the respective periods.

13. Commitments and Contingencies
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
Franchise Agreements—As of December 31, 2013, 12 of the Trust’s hotels operated pursuant to franchise agreements with hotel brand companies and eight hotels operated pursuant to management agreements with hotel brand companies that allowed them to operate under their respective brands. Under the 12 franchise agreements, the Trust generally pays a royalty fee ranging from 3% to 6% of room revenues and up to 3% of food and beverage revenues, plus additional fees for marketing, central reservation systems, and other franchisor costs that amount to between 1% and 5% of room revenues.
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

14. Subsequent Event
On February 20, 2014, the Trust declared dividends in the amounts of $0.30 per share payable to its common shareholders and $0.484375 per share payable to its preferred shareholders, both of record as of March 31, 2014. The dividends will be paid on April 15, 2014.

CHESAPEAKE LODGING TRUST
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2013
(in thousands)

Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent to Acquisition	Gross Amount at End of Year			Accumulated Depreciation	Year of Acquisition	Depreciation Life
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Hyatt Regency Boston Boston, Massachusetts	$91,689	$—	$71,462	$5,021	$75	$76,408	$76,483	$7,457	2010	40 years
Hilton Checkers Los Angeles Los Angeles, California	31,606	9,010	32,710	1,527	9,022	34,225	43,247	3,028	2010	40 years
Courtyard Anaheim at Disneyland Resort Anaheim, California	(1)	7,862	16,072	472	7,865	16,541	24,406	1,403	2010	40 years
Boston Marriott Newton Newton, Massachusetts	59,274	11,800	56,450	469	11,945	56,774	68,719	4,877	2010	40 years
Le Meridien San Francisco San Francisco, California	91,742	28,737	100,734	3,340	28,764	104,047	132,811	7,982	2010	40 years
Homewood Suites Seattle Convention Center Seattle, Washington	(1)	6,266	44,004	748	6,266	44,752	51,018	2,973	2011	40 years
W Chicago – City Center Chicago, Illinois	92,320	29,800	93,464	5,307	29,800	98,771	128,571	6,628	2011	40 years
Hotel Indigo San Diego Gaslamp Quarter San Diego, California	(1)	8,300	43,000	640	8,308	43,632	51,940	2,728	2011	40 years
Courtyard Washington Capitol Hill/Navy Yard Washington, DC	35,956	9,661	57,930	603	9,661	58,533	68,194	3,661	2011	40 years
Hotel Adagio San Francisco, Autograph Collection San Francisco, California	(1)	7,900	33,973	5,306	7,905	39,274	47,179	2,620	2011	40 years
Denver Marriott City Center Denver, Colorado	68,586	3,500	118,209	604	3,526	118,787	122,313	6,691	2011	40 years
Holiday Inn New York City Midtown – 31st Street New York, New York	(2)	14,350	36,325	958	14,361	37,272	51,633	1,785	2011	40 years
W Chicago – Lakeshore Chicago, Illinois	(1)	40,000	80,800	43	40,000	80,843	120,843	2,696	2012	40 years
Hyatt Regency Mission Bay Spa and Marina San Diego, California	—	—	57,633	257	—	57,890	57,890	1,933	2012	40 years
The Hotel Minneapolis, Autograph Collection Minneapolis, Minnesota	(1)	2,350	39,988	47	2,350	40,035	42,385	1,168	2012	40 years
Hyatt Place New York Midtown South New York, New York	(2)	18,470	55,002	265	18,477	55,260	73,737	1,152	2013	40 years
W New Orleans – French Quarter New Orleans, Louisiana	—	4,092	19,468	20	4,097	19,483	23,580	366	2013	40 years
W New Orleans New Orleans, Louisiana	(1)	4,700	54,875	58	4,700	54,933	59,633	916	2013	40 years
Hyatt Fisherman's Wharf San Francisco, California	(1)	24,200	74,400	—	24,200	74,400	98,600	1,085	2013	40 years
Hyatt Santa Barbara Santa Barbara, California	(1)	31,000	24,604	20	31,000	24,624	55,624	308	2013	40 years
Totals	$531,173	$261,998	$1,111,103	$25,705	$262,322	$1,136,484	$1,398,806	$61,457

(1)	This hotel secures borrowings made under the Trust's revolving credit facility, which had no outstanding borrowings as of December 31, 2013.

(2)	This hotel secures a term loan issued in July 2012, which had an outstanding principal balance of $60,000 as of December 31, 2013.

Notes:

(a)    The change in total cost of real estate assets for the years ended December 31, 2013, 2012 and 2011 is as follows:

Balance as of December 31, 2010	$335,831
Acquisitions	506,682
Capital expenditures and transfers from construction-in-progress	960
Balance as of December 31, 2011	843,473
Acquisitions	220,771
Capital expenditures and transfers from construction-in-progress	12,941
Balance as of December 31, 2012	1,077,185
Acquisitions	310,811
Capital expenditures and transfers from construction-in-progress	10,810
Balance as of December 31, 2013	$1,398,806

(b)    The change in accumulated depreciation and amortization of real estate assets for the years ended December 31, 2013, 2012 and 2011 is as follows:

Balance as of December 31, 2010	$2,974
Depreciation and amortization	11,763
Balance as of December 31, 2011	14,737
Depreciation and amortization	19,329
Balance as of December 31, 2012	34,066
Depreciation and amortization	27,391
Balance as of December 31, 2013	$61,457