Form 10-Q
period 2014-03-31
Chesapeake Lodging Trust
filed 2014-04-30
CIK 1473078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________
FORM 10-Q
________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
As of April 25, 2014, there were 50,033,997 shares of the registrant’s common shares issued and outstanding.

CHESAPEAKE LODGING TRUST

PART I

Item 1.	Financial Statements

CHESAPEAKE LODGING TRUST
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Property and equipment, net	$1,431,589	$1,422,439
Intangible assets, net	38,631	38,781
Cash and cash equivalents	34,684	28,713
Restricted cash	33,841	34,235
Accounts receivable, net of allowance for doubtful accounts of $100 and $91, respectively	18,061	13,011
Prepaid expenses and other assets	13,899	10,478
Deferred financing costs, net of accumulated amortization of $4,216 and $3,497, respectively	5,782	6,501
Total assets	$1,576,487	$1,554,158

LIABILITIES AND SHAREHOLDERS’ EQUITY
Long-term debt	$564,239	$531,771
Accounts payable and accrued expenses	48,307	45,982
Other liabilities	31,714	29,848
Total liabilities	644,260	607,601
Commitments and contingencies (Note 10)
Preferred shares, $.01 par value; 100,000,000 shares authorized; Series A Cumulative Redeemable Preferred Shares; 5,000,000 shares issued and outstanding, respectively ($127,422 liquidation preference)	50	50
Common shares, $.01 par value; 400,000,000 shares authorized; 50,033,997 shares and 49,574,005 shares issued and outstanding, respectively	501	496
Additional paid-in capital	992,308	991,417
Cumulative dividends in excess of net income	(60,593)	(45,339)
Accumulated other comprehensive loss	(39)	(67)
Total shareholders’ equity	932,227	946,557
Total liabilities and shareholders’ equity	$1,576,487	$1,554,158
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2014	2013
REVENUE
Rooms	$70,839	$51,544
Food and beverage	20,268	15,912
Other	3,667	3,145
Total revenue	94,774	70,601

EXPENSES
Hotel operating expenses:
Rooms	18,619	14,019
Food and beverage	16,210	12,592
Other direct	1,781	1,771
Indirect	36,149	26,580
Total hotel operating expenses	72,759	54,962
Depreciation and amortization	12,498	8,839
Air rights contract amortization	130	130
Corporate general and administrative	3,920	3,342
Hotel acquisition costs	—	2,899
Total operating expenses	89,307	70,172
Operating income	5,467	429
Interest income	—	218
Interest expense	(6,686)	(5,441)
Loss before income taxes	(1,219)	(4,794)
Income tax benefit	3,397	2,284
Net income (loss)	2,178	(2,510)
Preferred share dividends	(2,422)	(2,422)
Net loss available to common shareholders	$(244)	$(4,932)
Net loss available per common share—basic and diluted	$(0.01)	$(0.11)
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2014	2013
Net income (loss)	$2,178	$(2,510)
Other comprehensive income:
Unrealized losses on cash flow hedge instruments	(9)	(42)
Reclassification of unrealized losses on cash flow hedge instruments to interest expense	37	259
Comprehensive income (loss)	$2,206	$(2,293)
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Preferred Shares		Common Shares		Additional Paid-In Capital	Cumulative Dividends in Excess of Net Income	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount				Total

Balances at December 31, 2013	5,000,000	$50	49,574,005	$496	$991,417	$(45,339)	$(67)	$946,557
Repurchase of common shares	—	—	(18,104)	—	(430)	—	—	(430)
Issuance of restricted common shares	—	—	477,319	5	(5)	—	—	—
Issuance of unrestricted common shares	—	—	777	—	20	—	—	20
Amortization of deferred compensation	—	—	—	—	1,306	—	—	1,306
Declaration of dividends on common shares	—	—	—	—	—	(15,010)	—	(15,010)
Declaration of dividends on preferred shares	—	—	—	—	—	(2,422)	—	(2,422)
Net income	—	—	—	—	—	2,178	—	2,178
Other comprehensive income	—	—	—	—	—	—	28	28
Balances at March 31, 2014	5,000,000	$50	50,033,997	$501	$992,308	$(60,593)	$(39)	$932,227
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$2,178	$(2,510)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,498	8,839
Air rights contract amortization	130	130
Deferred financing costs amortization	719	619
Share-based compensation	1,326	1,133
Other	(141)	(131)
Changes in assets and liabilities:
Accounts receivable, net	(5,050)	(4,710)
Prepaid expenses and other assets	(3,421)	(2,697)
Accounts payable and accrued expenses	2,135	3,021
Other liabilities	(7)	(6)
Net cash provided by operating activities	10,367	3,688
Cash flows from investing activities:
Acquisition of hotels, net of cash acquired	—	(101,941)
Receipt of deposit on hotel acquisition	—	700
Improvements and additions to hotels	(21,648)	(4,572)
Repayment of hotel construction loan	—	7,810
Change in restricted cash	394	(1,057)
Net cash used in investing activities	(21,254)	(99,060)
Cash flows from financing activities:
Proceeds from sale of common shares, net of underwriting fees	—	166,083
Payment of offering costs related to sale of common shares	—	(169)
Borrowings under revolving credit facility	35,000	5,000
Repayments under revolving credit facility	—	(55,000)
Proceeds from issuance of mortgage debt	—	67,000
Scheduled principal payments on mortgage debt	(2,479)	(800)
Payment of deferred financing costs	—	(1,048)
Deposit on loan application	—	(390)
Payment of dividends to common shareholders	(12,811)	(8,748)
Payment of dividends to preferred shareholders	(2,422)	(2,422)
Repurchase of common shares	(430)	(1,088)
Net cash provided by financing activities	16,858	168,418
Net increase in cash	5,971	73,046
Cash and cash equivalents, beginning of period	28,713	33,194
Cash and cash equivalents, end of period	$34,684	$106,240
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,991	$4,748
Cash paid for income taxes	$15	$3
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Organization and Description of Business
Chesapeake Lodging Trust (the “Trust”) is a self-advised real estate investment trust (“REIT”) that was organized in the state of Maryland in June 2009. The Trust is focused on investments primarily in upper-upscale hotels in major business and convention markets and, on a selective basis, premium select-service hotels in urban settings or unique locations in the United States of America (“U.S.”). The Trust completed its initial public offering (“IPO”) in January 2010. As of March 31, 2014, the Trust owned 20 hotels with an aggregate of 5,932 rooms in eight states and the District of Columbia.
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
The interim consolidated statement of operations for the three months ended March 31, 2014 includes the operating activity of 20 hotels for the full period, whereas the results of operations for the three months ended March 31, 2013 include the operating activity of 15 hotels for the full period and two hotels for part of the period.
The information in these interim consolidated financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal, recurring nature unless disclosed otherwise. These interim consolidated financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission (“SEC”) and do not include all of the information and disclosures required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Trust's Form 10-K for the year ended December 31, 2013.
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
The Trust reviews its hotels for impairment whenever events or changes in circumstances indicate that the carrying values of the hotels may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the hotels due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel’s estimated fair market value is recorded and an impairment loss is recognized. No impairment losses have been recognized for the three months ended March 31, 2014 and 2013.
The Trust classifies a hotel as held for sale in the period in which it has made the decision to dispose of the hotel, a binding agreement to purchase the hotel has been signed under which the buyer has committed a significant amount of nonrefundable cash, and no significant financing contingencies exist which could cause the transaction not to be completed in a timely manner. If these criteria are met, depreciation and amortization of the hotel will cease and an impairment loss will be recognized if the fair value of the hotel, less the costs to sell, is lower than the carrying amount of the hotel. The Trust will classify the loss, together with the related operating results, as discontinued operations in the consolidated statements of operations and classify the related assets and liabilities as held for sale in the consolidated balance sheets. As of March 31, 2014, the Trust had no assets held for sale or liabilities related to assets held for sale.
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
Share-Based Compensation—From time to time, the Trust grants restricted share awards to employees and trustees. To date, the Trust has granted two types of restricted share awards: (1) awards that vest solely on continued employment or service (time-based awards) and (2) awards that vest based on the Trust achieving specified levels of relative total shareholder return and continued employment (performance-based awards). The Trust measures share-based compensation expense for the restricted share awards based on the fair value of the awards on the date of grant. The fair value of time-based awards is determined based on the closing price of the Trust’s common shares on the measurement date, which is generally the date of grant. The fair value of performance-based awards is determined using a Monte Carlo simulation performed by an independent third party. For time-based awards, share-based compensation expense is recognized on a straight-line basis over the life of the entire award. For performance-based awards, share-based compensation expense is recognized over the requisite service period for each award. No share-based compensation expense is recognized for awards for which employees or trustees do not render the requisite service.
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
Recent Accounting Pronouncements—In April 2014, the Financial Accounting Standards Board (the “FASB”) issued updated accounting guidance for reporting discontinued operations and disposals of components of an entity. Under the new accounting guidance only disposals representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. The update also expands the disclosure requirements for discontinued operations and adds new disclosures for individually significant dispositions that do not meet the definition of discontinued operations. The new accounting guidance is to be applied prospectively and is effective for interim and annual periods beginning on or after December 15, 2014 (early adoption is permitted only for disposals that have not been previously reported). Upon adoption, this guidance will impact the Trust’s classification of discontinued operations and disclosures regarding any future dispositions.

3. Property and Equipment
Property and equipment as of March 31, 2014 and December 31, 2013 consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Land and land improvements	$262,322	$262,322
Buildings and leasehold improvements	1,138,567	1,136,808
Furniture, fixtures and equipment	105,566	103,291
Construction-in-progress	34,207	16,593
	1,540,662	1,519,014
Less: accumulated depreciation and amortization	(109,073)	(96,575)
Property and equipment, net	$1,431,589	$1,422,439

4. Intangible Assets and Liability
Intangible assets and liability as of March 31, 2014 and December 31, 2013 consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Intangible assets:
Air rights contract(1)	$36,105	$36,105
Favorable ground leases(2)	4,828	4,828
	40,933	40,933
Less: accumulated amortization	(2,302)	(2,152)
Intangible assets, net	$38,631	$38,781

Intangible liability:
Unfavorable contract liability(2)	$14,236	$14,236
Less: accumulated amortization	(981)	(883)
Intangible liability, net (included within other liabilities)	$13,255	$13,353

(1)
In conjunction with the acquisition of the Hyatt Regency Boston on March 18, 2010, the Trust acquired an air rights contract which expires in September 2079 and that requires no payments through maturity. The Trust recorded the fair value of the air rights contract of $36.1 million as an intangible asset and is amortizing the value over the term of the contract.

(2)
In conjunction with the acquisition of the Denver Marriott City Center on October 3, 2011, the Trust assumed three lease agreements for land parcels underlying a portion of the hotel with initial terms ending July 2068, February 2072 and April 2072. The Trust concluded that the terms of two of the three ground leases were below market terms and recorded an aggregate of $4.8 million of favorable ground lease assets, which the Trust is amortizing over the life of the respective leases and including within indirect hotel operating expenses in the interim consolidated statements of operations. The Trust also assumed a management contract with a non-cancelable term ending December 2047. The Trust concluded that the management agreement terms were above market terms and recorded a $14.2 million unfavorable contract liability, which the Trust is amortizing over the remaining non-cancelable term and including within indirect hotel operating expenses in the interim consolidated statements of operations.

5. Long-Term Debt
Long-term debt as of March 31, 2014 and December 31, 2013 consisted of the following (in thousands):

	Origination	Original Principal Amount		Interest Rate	Principal Amortization Period	March 31,	December 31,
			Maturity			2014	2013
Revolving credit facility(1)	July 2010	n/a	April 2016	Floating	n/a	$35,000	$—
Term loan:
Holiday Inn New York City Midtown – 31st Street/Hyatt Place New York Midtown South(2)	July 2012	$60,000	July 2014	Floating	n/a	60,000	60,000
Other mortgage loans:
Hyatt Regency Boston	June 2011	$95,000	July 2016	5.01%	30	91,304	91,689
Courtyard Washington Capitol Hill/Navy Yard(3)	June 2011	$37,497	November 2016	5.90%	30	35,775	35,956
Denver Marriott City Center(4)	July 2012	$70,000	August 2022	4.90%	30	68,311	68,586
Hilton Checkers Los Angeles	February 2013	$32,000	March 2023	4.11%	30	31,466	31,606
Boston Marriott Newton	May 2013	$60,000	June 2020	3.63%	25	58,897	59,274
Le Meridien San Francisco	July 2013	$92,500	August 2020	3.50%	25	91,153	91,742
W Chicago – City Center	July 2013	$93,000	August 2023	4.25%	25	91,788	92,320
						563,694	531,173
Unamortized premium(3)						545	598
Long-term debt						$564,239	$531,771

(1)
The Trust may exercise an option to extend the maturity by one year, subject to certain customary conditions. As of March 31, 2014, the interest rate in effect was 1.91%. See below for additional information related to the revolving credit facility.

(2)
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

(3)
On June 30, 2011, in connection with the acquisition of the Courtyard Washington Capitol Hill/Navy Yard, the Trust assumed an existing loan agreement with an outstanding principal balance of $37.5 million. Based on interest rates on similar types of debt instruments at the time of assumption, the Trust recorded the loan at its estimated fair value of $38.6 million, which included a premium on mortgage loan of $1.1 million. Amortization of premium on mortgage loan is computed using a method that approximates the effective interest method over the term of the loan agreement and is included in interest expense in the interim consolidated statements of operations.

(4)
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
The amount that the Trust can borrow under the revolving credit facility is based on the value of the Trust's hotels included in the borrowing base, as defined in the amended credit agreement. As of March 31, 2014, the revolving credit facility was secured by nine hotels providing borrowing availability of $250.0 million, of which $215.0 million remained available. The amended credit agreement contains standard financial covenants, including certain leverage ratios, coverage ratios, and a minimum tangible net worth requirement.
Other
Certain of the Trust's mortgage loan agreements contain standard financial covenants relating to coverage ratios and standard provisions that require loan servicers to maintain escrow accounts for certain items, including real estate taxes, insurance premiums, the completion of PIPs, and normal replacements of FF&E.
As of March 31, 2014, the Trust was in compliance with all financial covenants under its borrowing arrangements. As of March 31, 2014, the Trust’s weighted-average interest rate on its long-term debt was 4.16%. Future scheduled principal payments of debt obligations (assuming no exercise of extension options) as of March 31, 2014 are as follows (in thousands):

Year	Amounts
2014	$67,358
2015	10,271
2016	166,323
2017	8,598
2018	8,952
Thereafter	302,192
$563,694

6. Earnings Per Share
The following is a reconciliation of the amounts used in calculating basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2014	2013
Numerator:
Net loss available to common shareholders	$(244)	$(4,932)
Less: Dividends declared on unvested time-based awards	(129)	(88)
Less: Undistributed earnings allocated to unvested time-based awards	—	—
Net loss available to common shareholders, excluding amounts attributable to unvested time-based awards	$(373)	$(5,020)
Denominator:
Weighted-average number of common shares outstanding—basic and diluted	48,961,556	44,493,165
Net loss available per common share—basic and diluted	$(0.01)	$(0.11)
For the three months ended March 31, 2014, 634,178 unvested performance-based awards, and for the three months ended March 31, 2013, 344,900 unvested performance-based awards, were excluded from diluted weighted-average common shares outstanding, as the awards had not achieved the specific levels of relative total shareholder return required for vesting at each period or their effect would have been anti-dilutive.

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
On September 6, 2013, the Trust entered into sales agreements with two sales agents, pursuant to which the Trust may issue and sell up to $100.0 million in the aggregate of its common shares through a continuous at-the-market offering or other methods (the “ATM program”). For the period from September 6, 2013 through December 31, 2013, the Trust sold 1,012,058 common shares at an average price of $23.73 per share under the ATM program and generated net proceeds of $23.5 million after deducting sales commissions and offering costs. The Trust did not sell any common shares under the ATM program during the three months ended March 31, 2014. As of March 31, 2014, $76.0 million of common shares remained available for issuance under the ATM program.
For the three months ended March 31, 2014, the Trust issued 777 unrestricted common shares and 477,319 restricted common shares to its trustees and employees. For the three months ended March 31, 2014, the Trust repurchased 18,104 common shares from employees to satisfy the minimum statutory tax withholding requirements related to the vesting of their previously granted restricted common shares. As of March 31, 2014, the Trust had 50,033,997 common shares outstanding.
For the three months ended March 31, 2014, the Trust paid or its board of trustees declared the following dividends per common share:

	Record Date	Payment Date	Dividend Per Common Share
Fourth Quarter 2013	December 31, 2013	January 15, 2014	$0.26
First Quarter 2014	March 31, 2014	April 15, 2014	$0.30
Preferred Shares—The Trust is authorized to issue up to 100,000,000 preferred shares, $.01 par value per share. The Trust’s board of trustees is required to set for each class or series of preferred shares the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption. As of March 31, 2014, the Trust had 5,000,000 shares of its 7.75% Series A Cumulative Redeemable Preferred Shares outstanding.
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
For the three months ended March 31, 2014, the Trust paid or its board of trustees declared the following dividends per preferred share:

	Record Date	Payment Date	Dividend Per Series A Cumulative Redeemable Preferred Share
Fourth Quarter 2013	December 31, 2013	January 15, 2014	$0.484375
First Quarter 2014	March 31, 2014	April 15, 2014	$0.484375
The Trust cannot redeem the Series A Cumulative Redeemable Preferred Shares prior to July 17, 2017, except as described below and in certain limited circumstances related to the ownership limitation necessary to preserve the Trust's qualification as a REIT. On and after July 17, 2017, the Trust, at its option, can redeem the Series A Cumulative Redeemable Preferred Shares, in whole or from time to time in part, at a redemption price of $25.00 per share, plus any accrued and unpaid dividends. The holders of Series A Cumulative Redeemable Preferred Shares have no voting rights, except in certain limited circumstances.
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
Universal Shelf—In August 2012, the Trust filed a Registration Statement on Form S-3 with the SEC, registering equity securities with a maximum aggregate offering price of up to $500.0 million. As of March 31, 2014, equity securities with a maximum aggregate offering price of $88.7 million remained available to issue under this Registration Statement.

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
The Trust initially reserved 454,657 common shares for issuance under the Plan at its establishment. In May 2012, the Trust’s common shareholders approved an amendment to the Plan such that the number of shares available for issuance under the Plan was increased by 2,750,000. Shares that are issued under the Plan to any person pursuant to an award are counted against this limit as one share for every one share granted. If any shares covered by an award are not purchased or are forfeited, if an award is settled in cash, or if an award otherwise terminates without delivery of any shares, then the number of common shares counted against the aggregate number of shares available under the Plan with respect to the award will, to the extent of any such forfeiture or termination, again be available for making awards under the Plan. As of March 31, 2014, subject to increases that may result in the case of any future forfeiture or termination of currently outstanding awards, 1,573,603 common shares were reserved and available for future issuances under the Plan.
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
For the three months ended March 31, 2014, the Trust granted 477,319 restricted common shares to certain employees, of which 144,696 shares were time-based awards and 332,623 shares were performance-based awards (the “2014 Performance-Based Awards”). The time-based awards are eligible to vest at the rate of one-third of the number of restricted shares granted commencing on the first anniversary of their issuance. The 2014 Performance-Based Awards are eligible to vest at December 31, 2016. Dividends on the 2014 Performance-Based Awards accrue, but are not paid unless the related shares vest. The fair value of the 2014 Performance-Based Awards was $8.98 per share and was determined using a Monte Carlo simulation with the following assumptions: volatility of 29.34%; an expected term equal to the requisite service period for the awards; and a risk-free interest rate of 0.72%.
The actual number of shares under the 2014 Performance-Based Awards that vest will be based on the Trust’s total shareholder return (“TSR”), as defined in the restricted share agreements, measured over a three-year performance period ending December 31, 2016, against the total return generated by the SNL US Hotel REIT Index prepared by SNL Financial LC (the “Index”). The payout schedule for the 2014 Performance-Based Awards is as follows, with linear interpolation for performance between 67% and 100%, and between 100% and 133% of the Index:

Trust TSR as % of Index Total Return	Payout (% of Maximum)
<67%	0%
67%	25%
100%	50%
≥133%	100%
If the Trust’s TSR is negative for the performance period, no shares under the 2014 Performance-Based Awards will vest. If the Trust’s TSR is positive for the performance period and the total return of the Index is negative, 100% of the shares subject to vesting under the 2014 Performance-Based Awards will vest.
As of March 31, 2014, there was approximately $13.9 million of unrecognized share-based compensation expense related to restricted common shares. The unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 2.6 years.
The following is a summary of the Trust’s restricted common share activity for the three months ended March 31, 2014:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Restricted common shares as of December 31, 2013	629,855	$18.35
Granted	477,319	$13.41
Vested	(42,958)	$22.07
Forfeited	—	$—
Restricted common shares as of March 31, 2014	1,064,216	$15.98

9. Fair Value Measurements and Derivative Instruments
The following table sets forth the Trust’s financial assets and liabilities measured at fair value by level within the fair value hierarchy (in thousands). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at March 31, 2014
	Total	Level 1	Level 2	Level 3
Liabilities:
Interest rate swaps (included within other liabilities)	$39	$—	$39	$—
	$39	$—	$39	$—

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
The Trust’s financial instruments in addition to those disclosed in the table above include cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, and long-term debt. The carrying values reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses approximate fair value. The Trust estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument using estimated market rates of debt instruments with similar maturities and credit profiles. These inputs are classified as Level 3 within the fair value hierarchy. As of March 31, 2014, the carrying value reported in the consolidated balance sheet for the Trust's long-term debt approximated its fair value.

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
Franchise Agreements—As of March 31, 2014, 12 of the Trust’s hotels operated pursuant to franchise agreements with hotel brand companies and eight hotels operated pursuant to management agreements with hotel brand companies that allowed them to operate under their respective brands. Under the 12 franchise agreements, the Trust generally pays a royalty fee ranging from 3% to 6% of room revenues and up to 3% of food and beverage revenues, plus additional fees for marketing, central reservation systems, and other franchisor costs that amount to between 1% and 5% of room revenues.
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
These risks and uncertainties, together with the information contained in our Form 10-K for the year ended December 31, 2013 under the caption “Risk Factors,” should be considered in evaluating any forward-looking statement contained in this report or incorporated by reference herein. All forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are qualified by the cautionary statements in this section. We undertake no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report, except as required by law.

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

Executive Summary
Our 20-hotel portfolio performed well during the first quarter of 2014 with pro forma RevPAR growth of 7.1% as compared to the first quarter of 2013, driven by a pro forma increase in occupancy of 1.7 percentage points and a pro forma increase in ADR of 4.7%. We also generated pro forma growth in Adjusted Hotel EBITDA of 18.6% and pro forma growth in Adjusted Hotel EBITDA Margin of 220 basis points. Excluding our three hotels that are undergoing comprehensive renovations during 2014, our 17-hotel portfolio performed even stronger with pro forma RevPAR growth of 12.0% as compared to the first quarter of 2013, driven by a pro forma increase in occupancy of 4.3 percentage points and a pro forma increase in ADR of 5.8%. For the 17-hotel portfolio, we generated pro forma growth in Adjusted Hotel EBITDA of 28.6% and pro forma growth in Adjusted Hotel EBITDA Margin of 320 basis points.
We continued to see strong demand at our hotels during the first quarter of 2014 as a result of our concentration in the strongest performing markets during the quarter, particularly San Francisco, Boston, Denver, Seattle and San Diego. With our

high levels of occupancy, we were able to also exercise pricing power and increase ADR which led to increased profitability. In addition, we saw significant improvements in RevPAR, Adjusted Hotel EBITDA and Adjusted Hotel EBITDA Margin at the hotels acquired in 2013 as a result of enhanced revenue management and operational changes instituted as part of our asset management initiatives.
Our comprehensive renovation of the W Chicago – Lakeshore progressed well despite the harsh winter weather in Chicago. Substantially all of the guestrooms have now been renovated and the lobby, restaurant and bar are expected to be completed in May 2014, all within our expected time frame and budgeted costs. In May 2014, we plan to also commence a comprehensive renovation of the W New Orleans to reposition the hotel to the Le Meridien New Orleans and in the third quarter of 2014, plan to commence a comprehensive renovation of the Holiday Inn New York City Midtown – 31st Street to reposition the hotel to the Hyatt Herald Square.
We continue to expect positive operating trends for our hotel portfolio through the remainder of 2014 as a result of favorable hotel supply and demand fundamentals in our geographic markets, our asset management initiatives, and the completion of the above mentioned major repositioning projects. We also continue to identify and pursue acquisition opportunities to prudently and selectively grow our hotel portfolio.

Results of Operations
Comparison of three months ended March 31, 2014 and 2013
Results of operations for the three months ended March 31, 2014 include the operating activity of 20 hotels for the full period, whereas the results of operations for the three months ended March 31, 2013 include the operating activity of 15 hotels for the full period and two hotels for part of the period. We use the term “comparable hotel portfolio” to refer to those hotels owned for the entirety of the two periods being compared and the term “non-comparable hotel portfolio” to refer to those hotels acquired in either of the two periods being compared. The comparable hotel portfolio for the three months ended March 31, 2014 and 2013 includes 15 of our 20 hotels owned as of March 31, 2014.
Revenues—Total revenue for the three months ended March 31, 2014 was $94.8 million, of which $72.2 million was contributed by the comparable hotel portfolio and $22.6 million was contributed by the non-comparable hotel portfolio. Total revenue for the three months ended March 31, 2013 was $70.6 million, of which $69.8 million was contributed by the comparable hotel portfolio and $0.8 million was contributed by the non-comparable hotel portfolio. The increase in total revenue for the comparable hotel portfolio of $2.4 million was primarily a result of strong demand for rooms from corporate and leisure transient customers, particularly at our hotels located in San Francisco, Boston, Seattle and San Diego and from group customers at the Denver Marriott City Center and to a lesser extent, our hotels located in Boston, which was driven by favorable convention calendars for their respective markets during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. Aside from the strong market dynamics of San Francisco, total revenue at the Hotel Adagio San Francisco, Autograph Collection increased also as a result of its rebranding and inclusion in Marriott’s Autograph Collection (previously an independent hotel), which occurred late in the first quarter of 2013. The aforementioned increases in total revenue were offset partially by a decrease in total revenue from the W Chicago – Lakeshore as a result of the comprehensive renovation that was ongoing during the three months ended March 31, 2014, which negatively impacted customer demand at the hotel.
Hotel operating expenses—Total hotel operating expenses for the three months ended March 31, 2014 was $72.8 million, of which $56.1 million was incurred in connection with the comparable hotel portfolio and $16.7 million was incurred in connection with the non-comparable hotel portfolio. Total hotel operating expenses for the three months ended March 31, 2013 was $55.0 million, of which $54.6 million was incurred in connection with the comparable hotel portfolio and $0.4 million was incurred in connection with the non-comparable hotel portfolio. The increase in total hotel operating expenses for the comparable hotel portfolio of $1.5 million was primarily a result of increases in corresponding total revenue for the comparable hotel portfolio, offset partially by a decrease in total hotel operating expenses at the W Chicago – Lakeshore commensurate with the decrease in total revenue due to the ongoing comprehensive renovation.
Depreciation and amortization—Depreciation and amortization expense for the three months ended March 31, 2014 and 2013 was $12.5 million and $8.8 million, respectively. The increase in depreciation and amortization expense was primarily attributable to the five hotels acquired in 2013.
Air rights contract amortization—Air rights contract amortization expense associated with the Hyatt Regency Boston for each of the three months ended March 31, 2014 and 2013 was $0.1 million.
Corporate general and administrative—Corporate general and administrative expense for the three months ended March 31, 2014 and 2013 was $3.9 million and $3.3 million, respectively. Included in corporate general and administrative expense for the three months ended March 31, 2014 and 2013 was $1.3 million and $1.1 million, respectively, of non-cash share-based compensation expense. The increase in corporate general and administrative expense is primarily related to an increase in non-cash share-based compensation expense, an increase in professional services fees, and an increase in employee compensation expense.
Hotel acquisition costs—Hotel acquisition costs for the three months ended March 31, 2013 was $2.9 million. There were no hotel acquisitions during the three months ended March 31, 2014, as compared to two hotel acquisitions during the three months ended March 31, 2013.
Interest income—Interest income on cash and cash equivalents and from a loan receivable for the three months ended March 31, 2013 was $0.2 million.
Interest expense—Interest expense for the three months ended March 31, 2014 and 2013 was $6.7 million and $5.4 million, respectively. The increase in interest expense is directly related to the increase in long-term debt outstanding, reflecting the use of debt to fund the five hotel acquisitions during 2013.
Income tax benefit—Income tax benefit for the three months ended March 31, 2014 and 2013 was $3.4 million and $2.3 million, respectively. Income tax benefit is directly related to taxable losses generated by our TRS during the periods.
Hotel operating results
We assess the operating performance of our hotels irrespective of the hotel owner during the periods compared. We use the term "pro forma" to refer to metrics that include, or comparison of metrics that are based on, the hotel operating results of previous ownership for either a portion of or the entire period. Since five of our 20 hotels owned as of March 31, 2014 were acquired at various times during 2013, the key operating metrics reflect the pro forma operating results of those five hotels for the three months ended March 31, 2013. In addition to assessing the operating performance of our 20-hotel portfolio for 2014, we also assess the operating performance of a 17-hotel portfolio, which excludes the W Chicago – Lakeshore, the W New Orleans, and the Holiday Inn New York City Midtown – 31st Street, as these hotels are undergoing comprehensive renovations during 2014. Included in the following table are comparisons of occupancy, ADR, RevPAR, Adjusted Hotel EBITDA, and Adjusted Hotel EBITDA Margin for the 17-hotel portfolio and the 20-hotel portfolio for the three months ended March 31, 2014 and 2013 (in thousands, except for ADR and RevPAR):

	Three Months Ended March 31,
	2014	2013(1)	Change
17-Hotel Portfolio(2)
Occupancy	78.6%	74.3%	430 bps
ADR	$179.26	$169.36	5.8%
RevPAR	$140.90	$125.79	12.0%
Adjusted Hotel EBITDA	$20,948	$16,294	28.6%
Adjusted Hotel EBITDA Margin	25.1%	21.9%	320 bps

20-Hotel Portfolio
Occupancy	74.4%	72.7%	170 bps
ADR	$178.51	$170.51	4.7%
RevPAR	$132.80	$123.96	7.1%
Adjusted Hotel EBITDA	$21,940	$18,492	18.6%
Adjusted Hotel EBITDA Margin	23.1%	20.9%	220 bps

(1)	Includes results of operations for certain hotels prior to our acquisition.

(2)	Excludes the W Chicago - Lakeshore, the W New Orleans, and the Holiday Inn New York City Midtown - 31st Street, as these hotels are undergoing comprehensive renovations during 2014.

The pro forma increase in RevPAR of 12.0% for the 17-hotel portfolio for the first quarter of 2014 as compared to the first quarter of 2013 was primarily a result of our concentration in the strongest performing markets during the quarter. Occupancy increased by 4.3 percentage points on a pro forma basis primarily as a result of strong demand for rooms from corporate and leisure transient customers, particularly at our hotels located in San Francisco, Boston, Seattle, San Diego and Santa Barbara, and from group customers at the Denver Marriott City Center and to a lesser extent, our hotels located in Boston, which was driven by favorable convention calendars for their respective markets during the period. ADR increased by 5.8% on a pro forma basis primarily as a result of the high levels of occupancy at many of our hotels which allowed our hotel operators to exercise pricing power. Aside from the strong market dynamics of San Francisco and Santa Barbara during the quarter, RevPAR at the Hotel Adagio San Francisco, Autograph Collection increased also as a result of its rebranding and inclusion in Marriott’s Autograph Collection (previously an independent hotel), which occurred late in the first quarter of 2013, and RevPAR at the

Hyatt Santa Barbara increased on a pro forma basis also as a result of enhanced revenue management as we instituted certain asset management initiatives subsequent to our acquisition of the hotel in June 2013.
The pro forma increase in Adjusted Hotel EBITDA of 28.6% and the pro forma increase in Adjusted Hotel EBITDA Margin of 320 basis points for the 17-hotel portfolio for the first quarter of 2014 as compared to the first quarter of 2013 were primarily a result of the pro forma increase in RevPAR of 12.0%. Given the increase in RevPAR was more significantly driven by an increase in ADR, our hotels were able to increase total revenue at a greater percentage than the corresponding percentage increase in total hotel operating expenses. Furthermore, we were able to reduce total hotel operating expenses at several of the hotels acquired in 2013 as a result of operational changes we instituted subsequent to our acquisition of the hotels. The increases in Adjusted Hotel EBITDA and Adjusted Hotel EBITDA Margin during the quarter were negatively impacted however, by increases in property taxes primarily as a result of increases in the assessed values at several of our hotels acquired in 2013.

Non-GAAP Financial Measures
Non-GAAP financial measures are measures of our historical financial performance that are different from measures calculated and presented in accordance with U.S. generally accepted accounting principles. We report the following eight non-GAAP financial measures that we believe are useful to investors as key measures of our operating performance: (1) Hotel EBITDA, (2) Adjusted Hotel EBITDA, (3) Adjusted Hotel EBITDA Margin, (4) Corporate EBITDA, (5) Adjusted Corporate EBITDA, (6) Funds from operations (FFO), (7) FFO available to common shareholders, and (8) Adjusted FFO (AFFO) available to common shareholders.
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
The following table calculates for the 17-hotel portfolio and the 20-hotel portfolio Hotel EBITDA, Adjusted Hotel EBITDA, and Adjusted Hotel EBITDA Margin for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	17-Hotel Portfolio(1)		20-Hotel Portfolio
	2014	2013(2)	2014	2013(2)
Total revenue	$83,409	$74,295	$94,774	$88,510
Less: Total hotel operating expenses	62,386	57,933	72,759	69,950
Hotel EBITDA	21,023	16,362	22,015	18,560
Less: Non-cash amortization(3)	(75)	(68)	(75)	(68)
Adjusted Hotel EBITDA	$20,948	$16,294	$21,940	$18,492
Adjusted Hotel EBITDA Margin	25.1%	21.9%	23.1%	20.9%

(1)	Excludes the W Chicago - Lakeshore, the W New Orleans, and the Holiday Inn New York City Midtown - 31st Street, as these hotels are undergoing comprehensive renovations during 2014.

(2)	Includes results of operations for certain hotels prior to our acquisition.

(3)	Includes non-cash amortization of ground lease asset, deferred franchise costs, deferred key money, and unfavorable contract liability.

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
The following table reconciles net income (loss) to Corporate EBITDA and Adjusted Corporate EBITDA for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Net income (loss)	$2,178	$(2,510)
Add: Depreciation and amortization	12,498	8,839
Interest expense	6,686	5,441
Less: Interest income	—	(218)
Income tax benefit	(3,397)	(2,284)
Corporate EBITDA	17,965	9,268
Add: Hotel acquisition costs	—	2,899
Non-cash amortization(1)	55	62
Adjusted Corporate EBITDA	$18,020	$12,229

(1)	Includes non-cash amortization of ground lease asset, deferred franchise costs, deferred key money, unfavorable contract liability, and air rights contract.

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

The following table reconciles net income (loss) to FFO, FFO available to common shareholders, and AFFO available to common shareholders for the three months ended March 31, 2014 and 2013 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2014	2013
Net income (loss)	$2,178	$(2,510)
Add: Depreciation and amortization	12,498	8,839
FFO	14,676	6,329
Less: Preferred share dividends	(2,422)	(2,422)
Dividends declared on unvested time-based awards	(129)	(88)
Undistributed earnings allocated to unvested time- based awards	—	—
FFO available to common shareholders	12,125	3,819
Add: Hotel acquisition costs	—	2,899
Non-cash amortization(1)	55	62
AFFO available to common shareholders	$12,180	$6,780
FFO available per common share—basic and diluted	$0.25	$0.09
AFFO available per common share—basic and diluted	$0.25	$0.15

(1)	Includes non-cash amortization of ground lease asset, deferred franchise costs, deferred key money, unfavorable contract liability, and air rights contract.

None of Hotel EBITDA, Adjusted Hotel EBITDA, Corporate EBITDA, Adjusted Corporate EBITDA, FFO, FFO available to common shareholders, or AFFO available to common shareholders represent cash generated from operating activities as determined by GAAP, nor shall any of these measures be considered as an alternative to GAAP net income (loss), as an indication of our financial performance, or to GAAP cash flow from operating activities, as a measure of liquidity. In addition, Hotel EBITDA, Adjusted Hotel EBITDA, Corporate EBITDA, Adjusted Corporate EBITDA, FFO, FFO available to common shareholders, and AFFO available to common shareholders are not indicative of funds available to fund cash needs, including the ability to make cash distributions.

Sources and Uses of Cash
For the three months ended March 31, 2014, net cash flows from operating activities were $10.4 million; net cash flows used in investing activities were $21.3 million, including $21.6 million for improvements and additions to our hotels, offset by a change in restricted cash of $0.4 million; and net cash flows provided by financing activities were $16.9 million, including borrowings of $35.0 million under our revolving credit facility, offset by $15.2 million in dividend payments to common and preferred shareholders. As of March 31, 2014, we had cash and cash equivalents of $34.7 million.

Liquidity and Capital Resources
We expect our primary source of cash to meet operating requirements, including payment of dividends in accordance with the REIT requirements of the U.S. federal income tax laws, payment of interest on any borrowings and funding of any capital expenditures, will be from our hotels’ results of operations and existing cash and cash equivalent balances. We currently expect that our operating cash flows will be sufficient to fund our continuing operations. We intend to incur indebtedness to supplement our investment capital and to maintain flexibility to respond to industry conditions and opportunities. We are targeting an overall debt level not to exceed 40% of the aggregate value of all of our hotels as calculated in accordance with our revolving credit facility; as of March 31, 2014, our overall debt level was 34.9% under this calculation.
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
As of the date of this filing, we have approximately $22.0 million of cash and cash equivalents, total borrowing availability of $250.0 million under our revolving credit facility, of which we have $40.0 million currently outstanding, and two unencumbered hotels. See Note 5, "Long-Term Debt," to our interim consolidated financial statements for additional information relating to our revolving credit facility and other long-term debt.

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
From time to time, certain of our hotels may be undergoing renovations as a result of our decision to upgrade portions of the hotels, such as guestrooms, meeting space, and/or restaurants, in order to better compete with other hotels in our markets. In addition, often after we acquire a hotel, we are required to complete a PIP in order to bring the hotel up to the franchisor’s standards. If permitted by the terms of the management agreement, funding for a renovation will first come from the FF&E reserve. To the extent that the FF&E reserve is not adequate to cover the cost of the renovation, we will fund the remaining portion of the renovation with cash and cash equivalents or through borrowings under our revolving credit facility.
The Trust currently has the following significant renovation or repositioning projects in process:

•
W Chicago – Lakeshore—A comprehensive renovation encompassing guestrooms, public spaces, restaurant, bars, and meeting space is currently underway. The renovation commenced in the third quarter of 2013 and is expected to be substantially completed in May 2014. The current estimated renovation cost, subject to adjustments based on continued evaluation, is approximately $38.0 million, of which $21.7 million had been spent as of March 31, 2014.

•
W New Orleans—A comprehensive renovation encompassing guestrooms, public spaces, restaurant, bars, and meeting space to reposition the hotel to the Le Meridien brand is expected to commence in May 2014 and be completed in the fourth quarter of 2014. The current estimated renovation cost, subject to adjustments based on continued evaluation, is approximately $29.0 million, of which $3.0 million had been spent as of March 31, 2014.

•
Holiday Inn New York City Midtown – 31st Street—A comprehensive renovation encompassing guestrooms, public spaces, restaurant, and bar to reposition the hotel to the Hyatt brand is currently in the design and planning stage. The renovation is expected to commence and be completed in the third quarter of 2014. The current estimated renovation cost, subject to adjustments based on continued evaluation, is approximately $6.0 million, of which $2.3 million had been spent as of March 31, 2014.

Contractual Obligations
The following table sets forth our contractual obligations as of March 31, 2014, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands). There were no other material off-balance sheet arrangements at March 31, 2014.

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Revolving credit facility, including interest(1)	$36,461	$678	$35,783	$—	$—
Term loan, including interest(1)	60,768	60,768	—	—	—
Other mortgage loans, including interest	585,782	30,540	177,457	43,144	334,641
Corporate office lease	804	222	463	119	—
Ground leases(2)	98,649	2,261	4,522	4,522	87,344
	$782,464	$94,469	$218,225	$47,785	$421,985

(1)
Assumes no additional borrowings, and interest payments are based on the interest rate in effect as of March 31, 2014. Also assumes that no extension options are exercised. See the notes to our interim consolidated financial statements for additional information relating to our revolving credit facility and term loan.

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

Critical Accounting Policies
Our interim consolidated financial statements have been prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our interim consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances. All of our critical accounting policies are disclosed in our Form 10-K for the year ended December 31, 2013.

Recently Adopted Accounting Pronouncements
See Note 2, “Summary of Significant Accounting Policies,” to our interim consolidated financial statements for additional information relating to recently adopted accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We earn interest income primarily from cash and cash equivalent balances. Based on our cash and cash equivalents as of March 31, 2014, if interest rates increase or decrease by 1.00%, our interest income will increase or decrease by approximately $0.3 million annually.
Amounts borrowed under our revolving credit facility currently bear interest at variable rates based on LIBOR plus 1.75% - 2.75% (the spread over LIBOR based on our consolidated leverage ratio). If prevailing LIBOR on any outstanding borrowings under our revolving credit facility were to increase or decrease by 1.00%, the increase or decrease in interest expense on our debt would increase or decrease future earnings and cash flows by approximately $0.4 million annually, assuming that the amount outstanding under our revolving credit facility was to remain at $35.0 million, the balance at March 31, 2014.

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
There have been no material changes from the risk factors disclosed under the caption “Risk Factors” in the Trust's Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchase of Equity Securities
The following table provides information about our purchases of our common shares during the three months ended March 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans of Programs
January 1, 2014–January 31, 2014	18,104	$23.75	n/a	n/a
February 1, 2014–February 28, 2014	—	$—	n/a	n/a
March 1, 2014–March 31, 2014	—	$—	n/a	n/a
	18,104	$23.75	n/a	n/a
We do not currently have a repurchase plan or program in place. However, we do provide employees who have been granted restricted common shares the option of selling shares to us to satisfy the minimum statutory tax withholding requirements on the date their shares vest. The common shares repurchased during the three months ended March 31, 2014 related to such repurchases.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibits are filed as part of this Form 10-Q:

Exhibit Number	Description of Exhibit

3.1.1
Articles Supplementary to the Articles of Amendment and Restatement of Declaration of Trust (incorporated by reference to Exhibit 3.1.1 to the Registrant's Current Report on Form 8-K filed on April 1, 2014)

3.2	Amended and Restated Bylaws, as amended through March 26, 2014 (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on April 1, 2014)

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President, Chief Financial Officer and Treasurer

32.1	Section 1350 Certification of President and Chief Executive Officer

32.2	Section 1350 Certification of Executive Vice President, Chief Financial Officer and Treasurer

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema Document

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document

101.LAB XBRL	Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHESAPEAKE LODGING TRUST

Date: April 30, 2014	By:	/S/ DOUGLAS W. VICARI
Douglas W. Vicari
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/S/ GRAHAM J. WOOTTEN
Graham J. Wootten
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)