Form 10-Q
period 2014-06-30
Chesapeake Lodging Trust
filed 2014-08-04
CIK 1473078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________
FORM 10-Q
________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
As of July 31, 2014, there were 50,048,154 shares of the registrant’s common shares issued and outstanding.

CHESAPEAKE LODGING TRUST

PART I

Item 1.	Financial Statements

CHESAPEAKE LODGING TRUST
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Property and equipment, net	$1,440,848	$1,422,439
Intangible assets, net	38,480	38,781
Cash and cash equivalents	40,047	28,713
Restricted cash	36,313	34,235
Accounts receivable, net of allowance for doubtful accounts of $116 and $91, respectively	21,123	13,011
Prepaid expenses and other assets	15,362	10,478
Deferred financing costs, net of accumulated amortization of $4,943 and $3,497, respectively	5,178	6,501
Total assets	$1,597,351	$1,554,158

LIABILITIES AND SHAREHOLDERS’ EQUITY
Long-term debt	$576,776	$531,771
Accounts payable and accrued expenses	51,440	45,982
Other liabilities	31,564	29,848
Total liabilities	659,780	607,601
Commitments and contingencies (Note 10)
Preferred shares, $.01 par value; 100,000,000 shares authorized; Series A Cumulative Redeemable Preferred Shares; 5,000,000 shares issued and outstanding, respectively ($127,422 liquidation preference)	50	50
Common shares, $.01 par value; 400,000,000 shares authorized; 50,048,154 shares and 49,574,005 shares issued and outstanding, respectively	501	496
Additional paid-in capital	993,801	991,417
Cumulative dividends in excess of net income	(56,781)	(45,339)
Accumulated other comprehensive loss	—	(67)
Total shareholders’ equity	937,571	946,557
Total liabilities and shareholders’ equity	$1,597,351	$1,554,158
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
REVENUE
Rooms	$98,118	$86,946	$168,957	$138,490
Food and beverage	26,063	24,313	46,331	40,225
Other	4,684	4,311	8,351	7,456
Total revenue	128,865	115,570	223,639	186,171

EXPENSES
Hotel operating expenses:
Rooms	21,326	19,167	39,945	33,186
Food and beverage	18,730	17,142	34,940	29,734
Other direct	1,998	1,936	3,779	3,707
Indirect	39,633	35,125	75,782	61,705
Total hotel operating expenses	81,687	73,370	154,446	128,332
Depreciation and amortization	12,524	10,838	25,022	19,677
Air rights contract amortization	130	130	260	260
Corporate general and administrative	3,891	3,643	7,811	6,985
Hotel acquisition costs	—	1,237	—	4,136
Total operating expenses	98,232	89,218	187,539	159,390
Operating income	30,633	26,352	36,100	26,781
Interest income	—	25	—	243
Interest expense	(6,828)	(6,346)	(13,514)	(11,787)
Income before income taxes	23,805	20,031	22,586	15,237
Income tax benefit (expense)	(2,556)	(2,974)	841	(690)
Net income	21,249	17,057	23,427	14,547
Preferred share dividends	(2,422)	(2,422)	(4,844)	(4,844)
Net income available to common shareholders	$18,827	$14,635	$18,583	$9,703
Net income available per common share—basic and diluted	$0.38	$0.30	$0.37	$0.21
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$21,249	$17,057	$23,427	$14,547
Other comprehensive income:
Unrealized losses on cash flow hedge instruments	—	(13)	(9)	(55)
Reclassification of unrealized losses on cash flow hedge instruments to interest expense	39	278	76	537
Comprehensive income	$21,288	$17,322	$23,494	$15,029
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Preferred Shares		Common Shares		Additional Paid-In Capital	Cumulative Dividends in Excess of Net Income	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount				Total

Balances at December 31, 2013	5,000,000	$50	49,574,005	$496	$991,417	$(45,339)	$(67)	$946,557
Repurchase of common shares	—	—	(18,104)	—	(430)	—	—	(430)
Issuance of restricted common shares	—	—	491,564	5	(5)	—	—	—
Issuance of unrestricted common shares	—	—	1,439	—	40	—	—	40
Forfeiture of restricted common shares	—	—	(750)	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	2,779	—	—	2,779
Declaration of dividends on common shares	—	—	—	—	—	(30,025)	—	(30,025)
Declaration of dividends on preferred shares	—	—	—	—	—	(4,844)	—	(4,844)
Net income	—	—	—	—	—	23,427	—	23,427
Other comprehensive income	—	—	—	—	—	—	67	67
Balances at June 30, 2014	5,000,000	$50	50,048,154	$501	$993,801	$(56,781)	$—	$937,571
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$23,427	$14,547
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,022	19,677
Air rights contract amortization	260	260
Deferred financing costs amortization	1,446	1,372
Share-based compensation	2,819	2,277
Other	(282)	(275)
Changes in assets and liabilities:
Accounts receivable, net	(8,112)	(12,458)
Prepaid expenses and other assets	(2,769)	(1,658)
Accounts payable and accrued expenses	5,078	11,323
Other liabilities	(14)	788
Net cash provided by operating activities	46,875	35,853
Cash flows from investing activities:
Acquisition of hotels, net of cash acquired	—	(331,058)
Receipt of deposit on hotel acquisition	—	700
Improvements and additions to hotels	(43,431)	(9,979)
Repayment of hotel construction loan	—	7,810
Change in restricted cash	(2,078)	(3,872)
Net cash used in investing activities	(45,509)	(336,399)
Cash flows from financing activities:
Proceeds from sale of common shares, net of underwriting fees	—	166,083
Payment of offering costs related to sale of common shares	—	(215)
Borrowings under revolving credit facility	50,000	105,000
Repayments under revolving credit facility	—	(55,000)
Proceeds from issuance of mortgage debt	—	127,000
Scheduled principal payments on mortgage debt	(4,889)	(1,701)
Payment of deferred financing costs	(123)	(1,769)
Deposits on loan applications	(2,115)	(3,032)
Payment of dividends to common shareholders	(27,631)	(20,322)
Payment of dividends to preferred shareholders	(4,844)	(4,844)
Repurchase of common shares	(430)	(1,088)
Net cash provided by financing activities	9,968	310,112
Net increase in cash	11,334	9,566
Cash and cash equivalents, beginning of period	28,713	33,194
Cash and cash equivalents, end of period	$40,047	$42,760
Supplemental disclosure of cash flow information:
Cash paid for interest	$12,164	$10,154
Cash paid for income taxes	$260	$826
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Organization and Description of Business
Chesapeake Lodging Trust (the “Trust”) is a self-advised real estate investment trust (“REIT”) that was organized in the state of Maryland in June 2009. The Trust is focused on investments primarily in upper-upscale hotels in major business and convention markets and, on a selective basis, premium select-service hotels in urban settings or unique locations in the United States of America (“U.S.”). The Trust completed its initial public offering (“IPO”) in January 2010. As of June 30, 2014, the Trust owned 20 hotels with an aggregate of 5,932 rooms in eight states and the District of Columbia.
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
The interim consolidated statement of operations for the three months ended June 30, 2014 includes the operating activity of 20 hotels for the full period, whereas the interim consolidated statement of operations for the three months ended June 30, 2013 includes the operating activity of 17 hotels for the full period and three hotels for part of the period. The interim consolidated statement of operations for the six months ended June 30, 2014 includes the operating activity of 20 hotels for the full period, whereas the interim consolidated statement of operations for the six months ended June 30, 2013 includes the operating activity of 15 hotels for the full period and five hotels for part of the period.
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
The Trust reviews its hotels for impairment whenever events or changes in circumstances indicate that the carrying values of the hotels may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the hotels due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel’s estimated fair market value is recorded and an impairment loss is recognized. No impairment losses have been recognized for the three and six months ended June 30, 2014 and 2013.
The Trust classifies a hotel as held for sale in the period in which it has made the decision to dispose of the hotel, a binding agreement to purchase the hotel has been signed under which the buyer has committed a significant amount of nonrefundable cash, and no significant financing contingencies exist which could cause the transaction not to be completed in a timely manner. If these criteria are met, depreciation and amortization of the hotel will cease and an impairment loss will be recognized if the fair value of the hotel, less the costs to sell, is lower than the carrying amount of the hotel. The Trust will classify the loss, together with the related operating results, as discontinued operations in the consolidated statements of operations and classify the related assets and liabilities as held for sale in the consolidated balance sheets. As of June 30, 2014, the Trust had no assets held for sale or liabilities related to assets held for sale.
Revenue Recognition—Revenues from operations of the hotels are recognized when the services are provided. Revenues consist of room sales, food and beverage sales, and other hotel department revenues, such as parking, marina, telephone, and gift shop sales.
Prepaid Expenses and Other Assets—Prepaid expenses and other assets consist of prepaid real estate taxes, prepaid insurance, deposits on hotel acquisitions and loan applications, deferred franchise costs, inventories, and other assets.
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
In May 2014, the FASB issued updated accounting guidance for recognition of revenue from contracts with customers. The comprehensive new accounting guidance will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new accounting guidance is to be applied prospectively and is effective for interim and annual periods beginning on or after December 15, 2016. The Trust will adopt the new accounting guidance on January 1, 2017. The Trust is currently evaluating the impact, if any, that the adoption of this new accounting guidance will have on its consolidated financial statements.

3. Property and Equipment
Property and equipment as of June 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Land and land improvements	$262,325	$262,322
Buildings and leasehold improvements	1,165,353	1,136,808
Furniture, fixtures and equipment	118,309	103,291
Construction-in-progress	16,458	16,593
	1,562,445	1,519,014
Less: accumulated depreciation and amortization	(121,597)	(96,575)
Property and equipment, net	$1,440,848	$1,422,439

4. Intangible Assets and Liability
Intangible assets and liability as of June 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Intangible assets:
Air rights contract(1)	$36,105	$36,105
Favorable ground leases(2)	4,828	4,828
	40,933	40,933
Less: accumulated amortization	(2,453)	(2,152)
Intangible assets, net	$38,480	$38,781

Intangible liability:
Unfavorable contract liability(2)	$14,236	$14,236
Less: accumulated amortization	(1,079)	(883)
Intangible liability, net (included within other liabilities)	$13,157	$13,353

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

5. Long-Term Debt
Long-term debt as of June 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	Origination	Original Principal Amount		Interest Rate	Principal Amortization Period	June 30,	December 31,
			Maturity			2014	2013
Revolving credit facility(1)	July 2010	n/a	April 2016	Floating	n/a	$50,000	$—
Term loan:
Hyatt Herald Square/Hyatt Place New York Midtown South(2)	July 2012	$60,000	July 2014	Floating	n/a	60,000	60,000
Other mortgage loans:
Hyatt Regency Boston	June 2011	$95,000	July 2016	5.01%	30	90,939	91,689
Courtyard Washington Capitol Hill/Navy Yard(3)	June 2011	$37,497	November 2016	5.90%	30	35,603	35,956
Boston Marriott Newton	May 2013	$60,000	June 2020	3.63%	25	58,529	59,274
Le Meridien San Francisco	July 2013	$92,500	August 2020	3.50%	25	90,578	91,742
Denver Marriott City Center(4)	July 2012	$70,000	August 2022	4.90%	30	68,032	68,586
Hilton Checkers Los Angeles	February 2013	$32,000	March 2023	4.11%	30	31,331	31,606
W Chicago – City Center	July 2013	$93,000	August 2023	4.25%	25	91,272	92,320
						576,284	531,173
Unamortized premium(3)						492	598
Long-term debt						$576,776	$531,771

(1)
The Trust may exercise an option to extend the maturity by one year, subject to certain customary conditions. As of June 30, 2014, the interest rate in effect was 1.90%. See below for additional information related to the revolving credit facility.

(2)
At origination, $25.0 million was advanced by the lender and was secured by the Hyatt Herald Square (formerly the Holiday Inn New York City Midtown – 31st Street). On March 14, 2013, $35.0 million was advanced by the lender in connection with the acquisition of the Hyatt Place New York Midtown South. Following the subsequent advance, the entire $60.0 million principal amount of the loan was secured by both hotels. The loan bore interest equal to LIBOR plus 3.25%. Contemporaneous with the origination of the term loan, the Trust entered into an interest rate swap to effectively fix the interest rate on the initial $25.0 million advance for the original two-year term at 3.75% per annum. Under the terms of this interest rate swap, the Trust paid fixed interest of 0.50% per annum on a notional amount of $25.0 million and received floating rate interest equal to the one-month LIBOR. The effective date of this interest rate swap was July 3, 2012 and it matured on July 3, 2014. Contemporaneous with the subsequent advance, the Trust entered into an interest rate swap to effectively fix the interest rate on the $35.0 million subsequent advance for the remaining initial term of the loan at 3.65% per annum. Under the terms of this interest rate swap, the Trust paid fixed interest of 0.40% per annum on a notional amount of $35.0 million and received floating rate interest equal to the one-month LIBOR. The effective date of this interest rate swap was March 14, 2013 and it matured on July 3, 2014. The Trust repaid the term loan at maturity on July 3, 2014. See Note 11, "Subsequent Event," to our interim consolidated financial statements for additional information.

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
The amount that the Trust can borrow under the revolving credit facility is based on the value of the Trust's hotels included in the borrowing base, as defined in the amended credit agreement. As of June 30, 2014, the revolving credit facility was secured by nine hotels providing borrowing availability of $250.0 million, of which $200.0 million remained available.

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
As of June 30, 2014, the Trust was in compliance with all financial covenants under its borrowing arrangements. As of June 30, 2014, the Trust’s weighted-average interest rate on its long-term debt was 4.10%. Future scheduled principal payments of debt obligations as of June 30, 2014 are as follows (in thousands):

Year	Amounts(1)
2014	$64,948
2015	10,271
2016	181,323
2017	8,598
2018	8,952
Thereafter	302,192
$576,284

(1)
Assumes no exercise of extension options and does not reflect the Trust's entrance into a new loan agreement and the related repayment of the $60.0 million term loan secured jointly by the Hyatt Herald Square (formerly the Holiday Inn New York City Midtown – 31st Street) and the Hyatt Place New York Midtown South at maturity on July 3, 2014. See Note 11, "Subsequent Event," to our interim consolidated financial statements for additional information.

6. Earnings Per Share
The following is a reconciliation of the amounts used in calculating basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net income available to common shareholders	$18,827	$14,635	$18,583	$9,703
Less: Dividends declared on unvested time-based awards	(128)	(90)	(257)	(178)
Less: Undistributed earnings allocated to unvested time-based awards	(35)	(23)	—	—
Net income available to common shareholders, excluding amounts attributable to unvested time-based awards	$18,664	$14,522	$18,326	$9,525
Denominator:
Weighted-average number of common shares outstanding—basic and diluted	48,977,876	47,862,652	48,969,761	46,187,216
Net income available per common share—basic and diluted	$0.38	$0.30	$0.37	$0.21
For the three and six months ended June 30, 2014, 634,178 unvested performance-based awards, and for the three and six months ended June 30, 2013, 344,900 unvested performance-based awards, were excluded from diluted weighted-average common shares outstanding, as the awards had not achieved the specific levels of relative total shareholder return required for vesting at each period or their effect would have been anti-dilutive.

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
On September 6, 2013, the Trust entered into sales agreements with two sales agents, pursuant to which the Trust may issue and sell up to $100.0 million in the aggregate of its common shares through a continuous at-the-market offering or other methods (the “ATM program”). For the period from September 6, 2013 through December 31, 2013, the Trust sold 1,012,058 common shares at an average price of $23.73 per share under the ATM program and generated net proceeds of $23.5 million after deducting sales commissions and offering costs. The Trust did not sell any common shares under the ATM program during the six months ended June 30, 2014. As of June 30, 2014, $76.0 million of common shares remained available for issuance under the ATM program.
For the six months ended June 30, 2014, the Trust issued 1,439 unrestricted common shares and 491,564 restricted common shares to its trustees and employees. For the six months ended June 30, 2014, the Trust repurchased 18,104 common shares from employees to satisfy the minimum statutory tax withholding requirements related to the vesting of their previously granted restricted common shares. As of June 30, 2014, the Trust had 50,048,154 common shares outstanding.
For the six months ended June 30, 2014, the Trust paid or its board of trustees declared the following dividends per common share:

	Record Date	Payment Date	Dividend Per Common Share
Fourth Quarter 2013	December 31, 2013	January 15, 2014	$0.26
First Quarter 2014	March 31, 2014	April 15, 2014	$0.30
Second Quarter 2014	June 30, 2014	July 15, 2014	$0.30
Preferred Shares—The Trust is authorized to issue up to 100,000,000 preferred shares, $.01 par value per share. The Trust’s board of trustees is required to set for each class or series of preferred shares the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption. As of June 30, 2014, the Trust had 5,000,000 shares of its 7.75% Series A Cumulative Redeemable Preferred Shares outstanding.
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
For the six months ended June 30, 2014, the Trust paid or its board of trustees declared the following dividends per preferred share:

	Record Date	Payment Date	Dividend Per Series A Cumulative Redeemable Preferred Share
Fourth Quarter 2013	December 31, 2013	January 15, 2014	$0.484375
First Quarter 2014	March 31, 2014	April 15, 2014	$0.484375
Second Quarter 2014	June 30, 2014	July 15, 2014	$0.484375
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
Universal Shelf—In August 2012, the Trust filed a Registration Statement on Form S-3 with the SEC, registering equity securities with a maximum aggregate offering price of up to $500.0 million. As of June 30, 2014, equity securities with a maximum aggregate offering price of $88.7 million remained available to issue under this Registration Statement.

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
The Trust initially reserved 454,657 common shares for issuance under the Plan at its establishment. In May 2012, the Trust’s common shareholders approved an amendment to the Plan such that the number of shares available for issuance under the Plan was increased by 2,750,000. Shares that are issued under the Plan to any person pursuant to an award are counted against this limit as one share for every one share granted. If any shares covered by an award are not purchased or are forfeited, if an award is settled in cash, or if an award otherwise terminates without delivery of any shares, then the number of common shares counted against the aggregate number of shares available under the Plan with respect to the award will, to the extent of any such forfeiture or termination, again be available for making awards under the Plan. As of June 30, 2014, subject to increases that may result in the case of any future forfeiture or termination of currently outstanding awards, 1,559,446 common shares were reserved and available for future issuances under the Plan.
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
For the six months ended June 30, 2014, the Trust granted 491,564 restricted common shares to certain employees and trustees, of which 158,941 shares were time-based awards and 332,623 shares were performance-based awards (the “2014 Performance-Based Awards”). The time-based awards are generally eligible to vest at the rate of one-third of the number of restricted shares granted commencing on the first anniversary of their issuance. The 2014 Performance-Based Awards are eligible to vest at December 31, 2016. Dividends on the 2014 Performance-Based Awards accrue, but are not paid unless the related shares vest. The fair value of the 2014 Performance-Based Awards was $8.98 per share and was determined using a Monte Carlo simulation with the following assumptions: volatility of 29.34%; an expected term equal to the requisite service period for the awards; and a risk-free interest rate of 0.72%.
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
As of June 30, 2014, there was approximately $12.8 million of unrecognized share-based compensation expense related to restricted common shares. The unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 2.4 years.
The following is a summary of the Trust’s restricted common share activity for the six months ended June 30, 2014:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Restricted common shares as of December 31, 2013	629,855	$18.35
Granted	491,564	$13.83
Vested	(58,958)	$22.53
Forfeited	(750)	$23.58
Restricted common shares as of June 30, 2014	1,061,711	$16.02

9. Fair Value Measurements and Derivative Instruments
The Trust's derivative instruments are classified within Level 2 of the fair value hierarchy as they are valued using third-party pricing models which contain inputs that are derived from observable market data. Where possible, the values produced by the pricing models are verified to market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility, and correlations of such inputs. As of June 30, 2014, the Trust's derivative instruments, which matured on July 3, 2014, had no value.
The Trust’s financial instruments, in addition to the derivative instruments discussed above, include cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, and long-term debt. The carrying values reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses approximate fair value. The Trust estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument using estimated market rates of debt instruments with similar maturities and credit profiles. These inputs are classified as Level 3 within the fair value hierarchy. As of June 30, 2014, the carrying value reported in the consolidated balance sheet for the Trust's long-term debt approximated its fair value.

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
Franchise Agreements—As of June 30, 2014, 12 of the Trust’s hotels operated pursuant to franchise agreements with hotel brand companies and eight hotels operated pursuant to management agreements with hotel brand companies that allowed them to operate under their respective brands. Under the 12 franchise agreements, the Trust generally pays a royalty fee ranging from 3% to 6% of room revenues and up to 3% of food and beverage revenues, plus additional fees for marketing, central reservation systems, and other franchisor costs that amount to between 1% and 5% of room revenues.

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

11. Subsequent Event
On July 3, 2014, the Trust entered into a loan agreement to obtain a $90.0 million loan, which matures in July 2024 and is secured jointly by the Hyatt Herald Square (formerly the Holiday Inn New York City Midtown – 31st Street) and the Hyatt Place New York Midtown South. The loan carries a fixed interest rate of 4.30% per annum, with interest-only payments required for the first two years and principal and interest payments thereafter based on a 30-year principal amortization. A portion of the proceeds was used to repay the Trust's previous $60.0 million term loan secured jointly by the two hotels mentioned previously, which matured on the same date. Excess proceeds from the refinancing were used to repay outstanding borrowings under the Trust's revolving credit facility.

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

Overview
The Trust was organized as a self-advised REIT in the state of Maryland in June 2009, with a focus on investments primarily in upper-upscale hotels in major business and convention markets and, on a selective basis, premium select-service hotels in urban settings or unique locations in the U.S. We completed our IPO in January 2010 and have since acquired the following 20 hotels:

Hotel	Location	Rooms	Acquisition Date
Hyatt Regency Boston	Boston, MA	502	March 18, 2010
Hilton Checkers Los Angeles	Los Angeles, CA	193	June 1, 2010
Courtyard Anaheim at Disneyland Resort	Anaheim, CA	153	July 30, 2010
Boston Marriott Newton	Newton, MA	430	July 30, 2010
Le Meridien San Francisco	San Francisco, CA	360	December 15, 2010
Homewood Suites Seattle Convention Center	Seattle, WA	195	May 2, 2011
W Chicago – City Center	Chicago, IL	403	May 10, 2011
Hotel Indigo San Diego Gaslamp Quarter	San Diego, CA	210	June 17, 2011
Courtyard Washington Capitol Hill/Navy Yard	Washington, DC	204	June 30, 2011
Hotel Adagio San Francisco, Autograph Collection	San Francisco, CA	171	July 8, 2011
Denver Marriott City Center	Denver, CO	613	October 3, 2011
Hyatt Herald Square (formerly the Holiday Inn New York City Midtown – 31st Street)	New York, NY	122	December 22, 2011
W Chicago – Lakeshore	Chicago, IL	520	August 21, 2012
Hyatt Regency Mission Bay Spa and Marina	San Diego, CA	429	September 7, 2012
The Hotel Minneapolis, Autograph Collection	Minneapolis, MN	222	October 30, 2012
Hyatt Place New York Midtown South	New York, NY	185	March 14, 2013
W New Orleans – French Quarter	New Orleans, LA	97	March 28, 2013
Hotel New Orleans Downtown (formerly the W New Orleans)	New Orleans, LA	410	April 25, 2013
Hyatt Fisherman's Wharf	San Francisco, CA	313	May 31, 2013
Hyatt Santa Barbara	Santa Barbara, CA	200	June 27, 2013
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

Executive Summary
Our 20-hotel portfolio performed well during the second quarter of 2014 with pro forma RevPAR growth of 3.4% as compared to the second quarter of 2013, driven by a pro forma increase in ADR of 4.6% offset by a pro forma decline in occupancy of 1.0 percentage points. We generated pro forma growth in Adjusted Hotel EBITDA of 7.1% and pro forma growth in Adjusted Hotel EBITDA Margin of 170 basis points. Excluding our three hotels that have undergone or are undergoing comprehensive renovations during 2014, our 17-hotel portfolio performed even stronger with pro forma RevPAR growth of 7.0% as compared to the second quarter of 2013, driven by a pro forma increase in occupancy of 0.7 percentage points and a pro forma increase in ADR of 6.1%. For the 17-hotel portfolio, we generated pro forma growth in Adjusted Hotel EBITDA of 13.6% and pro forma growth in Adjusted Hotel EBITDA Margin of 250 basis points.

We continued to see strong demand at our hotels during the second quarter of 2014 as a result of our concentration in the strongest performing markets during the quarter, particularly San Francisco, Boston, Seattle and San Diego. With our high levels of occupancy, our hotel managers were able to exercise pricing power and increase ADR which led to increased profitability. In addition, we saw significant improvements in Adjusted Hotel EBITDA and Adjusted Hotel EBITDA Margin at the hotels acquired in 2013 as a result of operational changes instituted as part of our asset management initiatives.
Our comprehensive renovation of the W Chicago – Lakeshore was completed in the second quarter, within our expected time frame and budgeted costs. During the second quarter, we also commenced a comprehensive renovation of the former W New Orleans to reposition the hotel as the Le Meridien New Orleans and most recently, on August 1, 2014, we closed the former Holiday Inn New York City Midtown – 31st Street and commenced a comprehensive renovation to reposition the hotel as the Hyatt Herald Square.
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

Results of Operations
Comparison of three months ended June 30, 2014 and 2013
Results of operations for the three months ended June 30, 2014 include the operating activity of 20 hotels for the full period, whereas the results of operations for the three months ended June 30, 2013 include the operating activity of 17 hotels for the full period and three hotels for part of the period. We use the term “comparable hotel portfolio” to refer to those hotels owned for the entirety of the two periods being compared and the term “non-comparable hotel portfolio” to refer to those hotels acquired in either of the two periods being compared. The comparable hotel portfolio for the three months ended June 30, 2014 and 2013 includes 17 of our 20 hotels owned as of June 30, 2014.
Revenues—Total revenue for the three months ended June 30, 2014 was $128.9 million, of which $111.1 million was contributed by the comparable hotel portfolio and $17.8 million was contributed by the non-comparable hotel portfolio. Total revenue for the three months ended June 30, 2013 was $115.6 million, of which $108.4 million was contributed by the comparable hotel portfolio and $7.2 million was contributed by the non-comparable hotel portfolio. The increase in total revenue for the comparable hotel portfolio of $2.7 million was primarily a result of increased demand for rooms from corporate and leisure transient customers, particularly at our hotels located in San Francisco, Boston, Seattle, San Diego and New York, and from group customers at our hotels located in Boston, which was driven by a favorable convention calendar during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. Aside from the strong market dynamics of San Francisco, total revenue at the Hotel Adagio San Francisco, Autograph Collection increased also as a result of its re-branding and inclusion in Marriott’s Autograph Collection (previously an independent hotel), which occurred late in the first quarter of 2013. The aforementioned increases in total revenue were offset partially by a decrease in total revenue from the W Chicago – Lakeshore as a result of the comprehensive renovation that was ongoing during the three months ended June 30, 2014, which negatively impacted customer demand at the hotel.
Hotel operating expenses—Total hotel operating expenses for the three months ended June 30, 2014 was $81.7 million, of which $69.0 million was incurred in connection with the comparable hotel portfolio and $12.7 million was incurred in connection with the non-comparable hotel portfolio. Total hotel operating expenses for the three months ended June 30, 2013 was $73.4 million, of which $68.5 million was incurred in connection with the comparable hotel portfolio and $4.9 million was incurred in connection with the non-comparable hotel portfolio. The increase in total hotel operating expenses for the comparable hotel portfolio of $0.5 million was primarily a result of increases in corresponding total revenue for the comparable hotel portfolio, offset partially by a decrease in total hotel operating expenses at the W Chicago – Lakeshore commensurate with the decrease in total revenue due to the ongoing comprehensive renovation. The increase in total hotel operating expenses associated with the increase in corresponding total revenue for the comparable hotel portfolio, however, was limited as a result of the increase in total revenue being primarily driven by an increase in ADR, which has a lesser corresponding increase in variable hotel operating expenses than an increase in occupancy. Furthermore, our hotel managers were able to reduce or limit increases in total hotel operating expenses as a result of our asset management initiatives.
Depreciation and amortization—Depreciation and amortization expense for the three months ended June 30, 2014 and 2013 was $12.5 million and $10.8 million, respectively. The increase in depreciation and amortization expense was primarily attributable to the three hotels acquired during the three months ended June 30, 2013.
Air rights contract amortization—Air rights contract amortization expense associated with the Hyatt Regency Boston for each of the three months ended June 30, 2014 and 2013 was $0.1 million.
Corporate general and administrative—Corporate general and administrative expense for the three months ended June 30, 2014 and 2013 was $3.9 million and $3.6 million, respectively. Included in corporate general and administrative expense for the three months ended June 30, 2014 and 2013 was $1.5 million and $1.1 million, respectively, of non-cash share-based compensation expense. The increase in non-cash share-based compensation expense related to restricted common shares granted to employees during the six months ended June 30, 2014.
Hotel acquisition costs—Hotel acquisition costs for the three months ended June 30, 2013 was $1.2 million. There were no hotel acquisitions during the three months ended June 30, 2014, as compared to three hotel acquisitions during the three months ended June 30, 2013.
Interest expense—Interest expense for the three months ended June 30, 2014 and 2013 was $6.8 million and $6.3 million, respectively. The increase in interest expense is directly related to the increase in long-term debt outstanding, reflecting the use of debt to fund the three hotel acquisitions during three months ended June 30, 2013.
Income tax expense—Income tax expense for the three months ended June 30, 2014 and 2013 was $2.6 million and $3.0 million, respectively. Income tax expense is directly related to taxable income generated by our TRS during the periods.
Comparison of six months ended June 30, 2014 and 2013
Results of operations for the six months ended June 30, 2014 include the operating activity of 20 hotels for the full period, whereas the results of operations for the six months ended June 30, 2013 include the operating activity of 15 hotels for the full period and five hotels for part of the period. The comparable hotel portfolio for the six months ended June 30, 2014 and 2013 includes 15 of our 20 hotels owned as of June 30, 2014.
Revenues—Total revenue for the six months ended June 30, 2014 was $223.6 million, of which $175.3 million was contributed by the comparable hotel portfolio and $48.3 million was contributed by the non-comparable hotel portfolio. Total revenue for the six months ended June 30, 2013 was $186.2 million, of which $170.7 million was contributed by the comparable hotel portfolio and $15.5 million was contributed by the non-comparable hotel portfolio. The increase in total revenue for the comparable hotel portfolio of $4.6 million was primarily a result of increased demand for rooms from corporate and leisure transient customers, particularly at our hotels located in San Francisco, Boston, Seattle and San Diego, and from group customers at the Denver Marriott City Center and to a lesser extent, our hotels located in Boston, which was driven by favorable convention calendars for their respective markets during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. Aside from the strong market dynamics of San Francisco, total revenue at the Hotel Adagio San Francisco, Autograph Collection increased also as a result of its re-branding and inclusion in Marriott’s Autograph Collection (previously an independent hotel), which occurred late in the first quarter of 2013. The aforementioned increases in total revenue were offset partially by a decrease in total revenue from the W Chicago – Lakeshore as a result of the comprehensive renovation that was ongoing during the six months ended June 30, 2014, which negatively impacted customer demand at the hotel.
Hotel operating expenses—Total hotel operating expenses for the six months ended June 30, 2014 was $154.4 million, of which $120.5 million was incurred in connection with the comparable hotel portfolio and $33.9 million was incurred in connection with the non-comparable hotel portfolio. Total hotel operating expenses for the six months ended June 30, 2013 was $128.3 million, of which $118.8 million was incurred in connection with the comparable hotel portfolio and $9.5 million was incurred in connection with the non-comparable hotel portfolio. The increase in total hotel operating expenses for the comparable hotel portfolio of $1.7 million was primarily a result of increases in corresponding total revenue for the comparable hotel portfolio, offset partially by a decrease in total hotel operating expenses at the W Chicago – Lakeshore commensurate with the decrease in total revenue due to the ongoing comprehensive renovation. The increase in total hotel operating expenses associated with the increase in corresponding total revenue for the comparable hotel portfolio, however, was limited as a result of the increase in total revenue being primarily driven by an increase in ADR, which has a lesser corresponding increase in variable hotel operating expenses than an increase in occupancy. Furthermore, our hotel managers were able to reduce or limit increases in total hotel operating expenses as a result of our asset management initiatives.
Depreciation and amortization—Depreciation and amortization expense for the six months ended June 30, 2014 and 2013 was $25.0 million and $19.7 million, respectively. The increase in depreciation and amortization expense was primarily attributable to the five hotels acquired in 2013.
Air rights contract amortization—Air rights contract amortization expense associated with the Hyatt Regency Boston for each of the six months ended June 30, 2014 and 2013 was $0.3 million.
Corporate general and administrative—Corporate general and administrative expense for the six months ended June 30, 2014 and 2013 was $7.8 million and $7.0 million, respectively. Included in corporate general and administrative expense for the six months ended June 30, 2014 and 2013 was $2.8 million and $2.3 million, respectively, of non-cash share-based compensation expense. The increase in corporate general and administrative expense is primarily related to an increase in non-cash share-based compensation expense, professional services fees, and employee compensation expense.

Hotel acquisition costs—Hotel acquisition costs for the six months ended June 30, 2013 was $4.1 million. There were no hotel acquisitions during the six months ended June 30, 2014, as compared to five hotel acquisitions during the six months ended June 30, 2013.
Interest expense—Interest expense for the six months ended June 30, 2014 and 2013 was $13.5 million and $11.8 million, respectively. The increase in interest expense is directly related to the increase in long-term debt outstanding, reflecting the use of debt to fund the five hotel acquisitions during 2013.
Income tax benefit (expense)—Income tax benefit for the six months ended June 30, 2014 was $0.8 million and is directly related to taxable losses generated by our TRS during the period. Income tax expense for the six months ended June 30, 2013 was $0.7 million and is directly related to taxable income generated by our TRS during the period.
Hotel operating results
We assess the operating performance of our hotels irrespective of the hotel owner during the periods compared. We use the term "pro forma" to refer to metrics that include, or comparisons of metrics that are based on, the operating results of hotels under previous ownership for either a portion of or the entire period. Since five of our 20 hotels owned as of June 30, 2014 were acquired at various times during 2013, the key operating metrics reflect the pro forma operating results of three of those hotels for the three months ended June 30, 2013 and five of those hotels for the six months ended June 30, 2013. In addition to assessing the operating performance of our 20-hotel portfolio for 2014, we also assess the operating performance of a 17-hotel portfolio, which excludes the W Chicago – Lakeshore, the Hotel New Orleans Downtown (formerly the W New Orleans), and the Hyatt Herald Square (formerly the Holiday Inn New York City Midtown – 31st Street), as these hotels have undergone or are undergoing comprehensive renovations during 2014. Included in the following table are comparisons of occupancy, ADR, RevPAR, Adjusted Hotel EBITDA, and Adjusted Hotel EBITDA Margin for the 17-hotel portfolio and the 20-hotel portfolio for the three and six months ended June 30, 2014 and 2013 (in thousands, except for ADR and RevPAR):

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013(1)	Change	2014	2013(1)	Change
17-Hotel Portfolio(2)
Occupancy	87.2%	86.5%	70 bps	82.9%	80.5%	240 bps
ADR	$215.52	$203.08	6.1%	$198.44	$187.82	5.7%
RevPAR	$188.00	$175.69	7.0%	$164.58	$151.21	8.8%
Adjusted Hotel EBITDA	$41,499	$36,544	13.6%	$62,447	$52,838	18.2%
Adjusted Hotel EBITDA Margin	37.5%	35.0%	250 bps	32.2%	29.5%	270 bps

20-Hotel Portfolio
Occupancy	84.6%	85.6%	(100) bps	79.5%	79.2%	30 bps
ADR	$215.10	$205.64	4.6%	$198.08	$189.79	4.4%
RevPAR	$181.92	$175.93	3.4%	$157.49	$150.37	4.7%
Adjusted Hotel EBITDA	$47,104	$43,977	7.1%	$69,044	$62,469	10.5%
Adjusted Hotel EBITDA Margin	36.6%	34.9%	170 bps	30.9%	29.1%	180 bps

(1)	Includes results of operations for certain hotels prior to our acquisition.

(2)
Excludes the W Chicago – Lakeshore, the Hotel New Orleans Downtown (formerly the W New Orleans), and the Hyatt Herald Square (formerly the Holiday Inn New York City Midtown – 31st Street), as these hotels have undergone or are undergoing comprehensive renovations during 2014.

The pro forma increase in RevPAR of 7.0% for the 17-hotel portfolio for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 was primarily a result of our concentration in the strongest performing markets during the quarter. ADR increased on a pro forma basis by 6.1% primarily as a result of high levels of occupancy, which increased by 0.7 percentage points on a pro forma basis, at many of our hotels which allowed our hotel managers to exercise pricing power. The pro forma increases in occupancy and ADR were primarily a result of increased demand for rooms from corporate and leisure transient customers at our hotels located in San Francisco, Boston, Seattle, San Diego, New York and Santa Barbara, and from group customers at our hotels located in Boston, which was driven by a favorable convention calendar during the period. Aside from the strong market dynamics of San Francisco and Santa Barbara during the quarter, RevPAR at the Hotel Adagio San Francisco, Autograph Collection increased also as a result of its re-branding and inclusion in Marriott’s Autograph Collection (previously an independent hotel), which occurred late in the first quarter of 2013, and RevPAR at the Hyatt Fisherman's Wharf and the Hyatt Santa Barbara increased on a pro forma basis also as a result of enhanced revenue management as we instituted certain asset management initiatives subsequent to our acquisition of the hotels in May 2013 and June 2013, respectively.

The pro forma increase in Adjusted Hotel EBITDA of 13.6% and the pro forma increase in Adjusted Hotel EBITDA Margin of 250 basis points for the 17-hotel portfolio for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 were primarily a result of the pro forma increase in RevPAR of 7.0%. Given the increase in RevPAR was more significantly driven by an increase in ADR, our hotels were able to increase total revenue at a greater percentage than the corresponding percentage increase in total hotel operating expenses. Furthermore, we were able to reduce or limit increases in total hotel operating expenses at several of the hotels acquired in 2013 as a result of operational changes we instituted subsequent to our acquisition of the hotels. The increases in Adjusted Hotel EBITDA and Adjusted Hotel EBITDA Margin during the three months ended June 30, 2014 were negatively impacted, however, by increases in property taxes primarily as a result of increases in the assessed values at several of our hotels acquired in 2013.
The pro forma increase in RevPAR of 8.8% for the 17-hotel portfolio for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 was primarily a result of our concentration in the strongest performing markets during the quarter. ADR increased on a pro forma basis by 5.7% primarily as a result of high levels of occupancy, which increased by 2.4 percentage points on a pro forma basis, at many of our hotels which allowed our hotel managers to exercise pricing power. The pro forma increases in occupancy and ADR were primarily a result of increased demand for rooms from corporate and leisure transient customers at our hotels located in San Francisco, Boston, Seattle, San Diego and Santa Barbara, and from group customers at the Denver Marriott City Center and to a lesser extent, our hotels located in Boston, which was driven by favorable convention calendars for their respective markets during the period. Aside from the strong market dynamics of San Francisco and Santa Barbara during the period, RevPAR at the Hotel Adagio San Francisco, Autograph Collection increased also as a result of its re-branding and inclusion in Marriott’s Autograph Collection (previously an independent hotel), which occurred late in the first quarter of 2013, and RevPAR at the Hyatt Fisherman's Wharf and the Hyatt Santa Barbara increased on a pro forma basis also as a result of enhanced revenue management as we instituted certain asset management initiatives subsequent to our acquisition of the hotels in May 2013 and June 2013, respectively.
The pro forma increase in Adjusted Hotel EBITDA of 18.2% and the pro forma increase in Adjusted Hotel EBITDA Margin of 270 basis points for the 17-hotel portfolio for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 were primarily a result of the pro forma increase in RevPAR of 8.8%. Given the increase in RevPAR was more significantly driven by an increase in ADR, our hotels were able to increase total revenue at a greater percentage than the corresponding percentage increase in total hotel operating expenses. Furthermore, we were able to reduce or limit increases in total hotel operating expenses at several of the hotels acquired in 2013 as a result of operational changes we instituted subsequent to our acquisition of the hotels. The increases in Adjusted Hotel EBITDA and Adjusted Hotel EBITDA Margin during the six months ended June 30, 2014 were negatively impacted, however, by increases in property taxes primarily as a result of increases in the assessed values at several of our hotels acquired in 2013.

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
The following table calculates for the 17-hotel portfolio and the 20-hotel portfolio Hotel EBITDA, Adjusted Hotel EBITDA, and Adjusted Hotel EBITDA Margin for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013(1)	2014	2013(1)
17-Hotel Portfolio(2)
Total revenue	$110,729	$104,528	$194,138	$178,823
Less: Total hotel operating expenses	69,156	67,904	131,542	125,837
Hotel EBITDA	41,573	36,624	62,596	52,986
Less: Non-cash amortization(3)	(74)	(80)	(149)	(148)
Adjusted Hotel EBITDA	$41,499	$36,544	$62,447	$52,838
Adjusted Hotel EBITDA Margin	37.5%	35.0%	32.2%	29.5%

20-Hotel Portfolio
Total revenue	$128,865	$125,906	$223,639	$214,416
Less: Total hotel operating expenses	81,687	81,849	154,446	151,799
Hotel EBITDA	47,178	44,057	69,193	62,617
Less: Non-cash amortization(3)	(74)	(80)	(149)	(148)
Adjusted Hotel EBITDA	$47,104	$43,977	$69,044	$62,469
Adjusted Hotel EBITDA Margin	36.6%	34.9%	30.9%	29.1%

(1)	Includes results of operations for certain hotels prior to our acquisition.

(2)
Excludes the W Chicago – Lakeshore, the Hotel New Orleans Downtown (formerly the W New Orleans), and the Hyatt Herald Square (formerly the Holiday Inn New York City Midtown – 31st Street), as these hotels have undergone or are undergoing comprehensive renovations during 2014.

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
The following table reconciles net income to Corporate EBITDA and Adjusted Corporate EBITDA for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$21,249	$17,057	$23,427	$14,547
Add: Depreciation and amortization	12,524	10,838	25,022	19,677
Interest expense	6,828	6,346	13,514	11,787
Income tax expense (benefit)	2,556	2,974	(841)	690
Less: Interest income	—	(25)	—	(243)
Corporate EBITDA	43,157	37,190	61,122	46,458
Add: Hotel acquisition costs	—	1,237	—	4,136
Non-cash amortization(1)	56	50	111	112
Adjusted Corporate EBITDA	$43,213	$38,477	$61,233	$50,706

(1)	Includes non-cash amortization of ground lease asset, deferred franchise costs, deferred key money, unfavorable contract liability, and air rights contract.

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
The following table reconciles net income to FFO, FFO available to common shareholders, and AFFO available to common shareholders for the three and six months ended June 30, 2014 and 2013 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$21,249	$17,057	$23,427	$14,547
Add: Depreciation and amortization	12,524	10,838	25,022	19,677
FFO	33,773	27,895	48,449	34,224
Less: Preferred share dividends	(2,422)	(2,422)	(4,844)	(4,844)
Dividends declared on unvested time-based awards	(128)	(90)	(257)	(178)
Undistributed earnings allocated to unvested time- based awards	(35)	(23)	—	—
FFO available to common shareholders	31,188	25,360	43,348	29,202
Add: Hotel acquisition costs	—	1,237	—	4,136
Non-cash amortization(1)	56	50	111	112
AFFO available to common shareholders	$31,244	$26,647	$43,459	$33,450
FFO available per common share—basic and diluted	$0.64	$0.53	$0.89	$0.63
AFFO available per common share—basic and diluted	$0.64	$0.56	$0.89	$0.72

(1)	Includes non-cash amortization of ground lease asset, deferred franchise costs, deferred key money, unfavorable contract liability, and air rights contract.

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

Sources and Uses of Cash
For the six months ended June 30, 2014, net cash flows from operating activities were $46.9 million; net cash flows used in investing activities were $45.5 million, including $43.4 million for improvements and additions to our hotels; and net cash flows provided by financing activities were $10.0 million, including borrowings of $50.0 million under our revolving credit facility, offset by $32.5 million in dividend payments to common and preferred shareholders, $4.9 million in scheduled principal payments on mortgage debt, and a $2.1 million deposit on a loan application. As of June 30, 2014, we had cash and cash equivalents of $40.0 million.

Liquidity and Capital Resources
We expect our primary source of cash to meet operating requirements, including payment of dividends in accordance with the REIT requirements of the U.S. federal income tax laws, payment of interest on any borrowings and funding of any capital expenditures, will be from our hotels’ results of operations and existing cash and cash equivalent balances. We currently expect that our operating cash flows will be sufficient to fund our continuing operations. We intend to incur indebtedness to supplement our investment capital and to maintain flexibility to respond to industry conditions and opportunities. We are targeting an overall debt level not to exceed 40% of the aggregate value of all of our hotels as calculated in accordance with our revolving credit facility; as of June 30, 2014, our overall debt level was 35.9% under this calculation.
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
On July 3, 2014, we entered into a loan agreement to obtain a $90.0 million loan secured jointly by the Hyatt Herald Square (formerly the Holiday Inn New York City Midtown – 31st Street) and the Hyatt Place New York Midtown South. A portion of the proceeds was used to repay our previous $60.0 million term loan secured jointly by the two hotels mentioned previously, which matured on the same date. Excess proceeds from the refinancing were used to repay outstanding borrowings under our revolving credit facility.
As of the date of this filing, we have approximately $32.0 million of cash and cash equivalents, total borrowing availability of $250.0 million under our revolving credit facility, of which we have $30.0 million currently outstanding, and two unencumbered hotels. See Note 5, "Long-Term Debt," to our interim consolidated financial statements for additional information relating to our revolving credit facility and other long-term debt.

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
We have undergone or are undergoing the following significant renovation or repositioning projects in 2014:

•
W Chicago – Lakeshore—A comprehensive renovation encompassing guestrooms, public spaces, restaurant, bars, and meeting space, which commenced in the third quarter of 2013, was completed in the second quarter of 2014. The current estimated renovation cost is approximately $38.0 million. As of June 30, 2014, $33.5 million had been spent and approximately $4.5 million remained to be spent on final contractor and vendor payments.

•
Former W New Orleans—A comprehensive renovation encompassing guestrooms, public spaces, restaurant, bars, and meeting space to reposition the hotel commenced in the second quarter of 2014. In July 2014, we and our hotel manager, Starwood Hotels & Resorts Worldwide, Inc., agreed to remove the W brand from the hotel for the duration of the renovation and rename it the Hotel New Orleans Downtown. Our hotel manager has agreed to guarantee certain levels of gross operating profit, as defined in the agreement, for the expected renovation period. The renovation is expected to be completed in the fourth quarter of 2014, at which time the hotel will be re-branded as the Le Meridien New Orleans. The current estimated renovation cost, subject to adjustments based on continued evaluation, is approximately $29.0 million, of which $7.4 million had been spent as of June 30, 2014.

•
Former Holiday Inn New York City Midtown – 31st Street—A comprehensive renovation encompassing guestrooms, public spaces, restaurant, and bar to reposition the hotel as the Hyatt Herald Square commenced in the third quarter of 2014 with the closure of the hotel on August 1, 2014. We expect the renovation to be completed and the hotel to re-open by October 1, 2014. The current estimated renovation cost, subject to adjustments based on continued evaluation, is approximately $6.5 million, of which $2.9 million had been spent as of June 30, 2014.

Contractual Obligations
The following table sets forth our contractual obligations as of June 30, 2014, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands). There were no other material off-balance sheet arrangements at June 30, 2014.

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Revolving credit facility, including interest(1)	$51,834	$963	$50,871	$—	$—
Term loan, including interest(1)(2)	60,203	60,203	—	—	—
Other mortgage loans, including interest(2)	578,147	30,540	175,215	43,144	329,248
Corporate office lease	749	223	466	60	—
Ground leases(3)	98,083	2,261	4,522	4,522	86,778
	$789,016	$94,190	$231,074	$47,726	$416,026

(1)
Assumes no additional borrowings and interest payments are based on the interest rate in effect at June 30, 2014. Also assumes that no extension options are exercised. See the notes to our interim consolidated financial statements for additional information relating to our revolving credit facility and term loan.

(2)
On July 3, 2014, we repaid the $60.0 million term loan secured jointly by the Hyatt Herald Square (formerly the Holiday Inn New York City Midtown – 31st Street) and the Hyatt Place New York Midtown South at maturity and entered into a new loan agreement. See Note 11, "Subsequent Event," to our interim consolidated financial statements for additional information.

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

Recent Accounting Pronouncements
See Note 2, “Summary of Significant Accounting Policies,” to our interim consolidated financial statements for additional information relating to recent accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We earn interest income primarily from cash and cash equivalent balances. Based on our cash and cash equivalents as of June 30, 2014, if interest rates increase or decrease by 1.00%, our interest income will increase or decrease by approximately $0.4 million annually.
Amounts borrowed under our revolving credit facility currently bear interest at variable rates based on LIBOR plus 1.75% - 2.75% (the spread over LIBOR based on our consolidated leverage ratio). If prevailing LIBOR on any outstanding borrowings under our revolving credit facility were to increase or decrease by 1.00%, the increase or decrease in interest expense on our debt would increase or decrease future earnings and cash flows by approximately $0.5 million annually, assuming that the amount outstanding under our revolving credit facility was to remain at $50.0 million, the balance at June 30, 2014.

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

CHESAPEAKE LODGING TRUST

Date: August 4, 2014	By:	/S/ DOUGLAS W. VICARI
Douglas W. Vicari
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/S/ GRAHAM J. WOOTTEN
Graham J. Wootten
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)