Form 10-Q
period 2014-09-30
Chesapeake Lodging Trust
filed 2014-11-03
CIK 1473078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________
FORM 10-Q
________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
As of October 31, 2014, there were 54,878,586 shares of the registrant’s common shares issued and outstanding.

CHESAPEAKE LODGING TRUST

PART I

Item 1.	Financial Statements

CHESAPEAKE LODGING TRUST
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Property and equipment, net	$1,427,673	$1,422,439
Intangible assets, net	37,137	38,781
Cash and cash equivalents	180,495	28,713
Restricted cash	40,035	34,235
Accounts receivable, net of allowance for doubtful accounts of $154 and $91, respectively	21,900	13,011
Prepaid expenses and other assets	52,413	10,478
Deferred financing costs, net of accumulated amortization of $3,550 and $3,497, respectively	6,531	6,501
Total assets	$1,766,184	$1,554,158

LIABILITIES AND SHAREHOLDERS’ EQUITY
Long-term debt	$589,287	$531,771
Accounts payable and accrued expenses	51,200	45,982
Other liabilities	32,897	29,848
Total liabilities	673,384	607,601
Commitments and contingencies (Note 11)
Preferred shares, $.01 par value; 100,000,000 shares authorized; Series A Cumulative Redeemable Preferred Shares; 5,000,000 shares issued and outstanding, respectively ($127,422 liquidation preference)	50	50
Common shares, $.01 par value; 400,000,000 shares authorized; 54,878,586 shares and 49,574,005 shares issued and outstanding, respectively	549	496
Additional paid-in capital	1,139,179	991,417
Cumulative dividends in excess of net income	(46,978)	(45,339)
Accumulated other comprehensive loss	—	(67)
Total shareholders’ equity	1,092,800	946,557
Total liabilities and shareholders’ equity	$1,766,184	$1,554,158
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
REVENUE
Rooms	$102,473	$95,547	$271,430	$234,037
Food and beverage	22,883	21,955	69,214	62,180
Other	5,484	4,941	13,835	12,397
Total revenue	130,840	122,443	354,479	308,614

EXPENSES
Hotel operating expenses:
Rooms	21,985	20,861	61,930	54,047
Food and beverage	17,860	17,558	52,800	47,292
Other direct	2,234	2,333	6,013	6,040
Indirect	42,641	38,780	118,423	100,485
Total hotel operating expenses	84,720	79,532	239,166	207,864
Depreciation and amortization	12,466	12,335	37,488	32,012
Air rights contract amortization	130	130	390	390
Corporate general and administrative	3,694	2,936	11,505	9,921
Hotel acquisition costs	60	59	60	4,195
Total operating expenses	101,070	94,992	288,609	254,382
Operating income	29,770	27,451	65,870	54,232
Interest income	8	4	8	247
Interest expense	(6,963)	(7,199)	(20,477)	(18,986)
Gain on sale of hotel	7,006	—	7,006	—
Loss on early extinguishment of debt	—	(372)	—	(372)
Income before income taxes	29,821	19,884	52,407	35,121
Income tax expense	(1,133)	(641)	(292)	(1,331)
Net income	28,688	19,243	52,115	33,790
Preferred share dividends	(2,422)	(2,422)	(7,266)	(7,266)
Net income available to common shareholders	$26,266	$16,821	$44,849	$26,524

Net income available per common share:
Basic	$0.52	$0.35	$0.90	$0.56
Diluted	$0.52	$0.35	$0.89	$0.56
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$28,688	$19,243	$52,115	$33,790
Other comprehensive income:
Unrealized losses on cash flow hedge instruments	—	(38)	(9)	(93)
Reclassification of unrealized losses on cash flow hedge instruments to interest expense	—	297	76	834
Comprehensive income	$28,688	$19,502	$52,182	$34,531
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Preferred Shares		Common Shares		Additional Paid-In Capital	Cumulative Dividends in Excess of Net Income	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount				Total

Balances at December 31, 2013	5,000,000	$50	49,574,005	$496	$991,417	$(45,339)	$(67)	$946,557
Sale of common shares, net of offering costs	—	—	4,830,000	48	143,894	—	—	143,942
Repurchase of common shares	—	—	(18,358)	—	(438)	—	—	(438)
Issuance of restricted common shares	—	—	491,564	5	(5)	—	—	—
Issuance of unrestricted common shares	—	—	2,125	—	60	—	—	60
Forfeiture of restricted common shares	—	—	(750)	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	4,251	—	—	4,251
Declaration of dividends on common shares	—	—	—	—	—	(46,488)	—	(46,488)
Declaration of dividends on preferred shares	—	—	—	—	—	(7,266)	—	(7,266)
Net income	—	—	—	—	—	52,115	—	52,115
Other comprehensive income	—	—	—	—	—	—	67	67
Balances at September 30, 2014	5,000,000	$50	54,878,586	$549	$1,139,179	$(46,978)	$—	$1,092,800
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$52,115	$33,790
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,488	32,012
Air rights contract amortization	390	390
Deferred financing costs amortization	1,950	2,102
Gain on sale of hotel	(7,006)	—
Loss on early extinguishment of debt	—	372
Share-based compensation	4,311	3,458
Other	771	(155)
Changes in assets and liabilities:
Accounts receivable, net	(8,958)	(9,628)
Prepaid expenses and other assets	26	(1,194)
Accounts payable and accrued expenses	4,629	10,467
Other liabilities	(22)	782
Net cash provided by operating activities	85,694	72,396
Cash flows from investing activities:
Acquisition of hotels, net of cash acquired	—	(331,058)
Disposition of hotel, net of cash sold	31,933	—
Deposit on hotel acquisition	(42,142)	—
Receipt of deposit on hotel acquisition	—	700
Improvements and additions to hotels	(67,500)	(19,510)
Repayment of hotel construction loan	—	7,810
Change in restricted cash	(5,680)	(8,066)
Net cash used in investing activities	(83,389)	(350,124)
Cash flows from financing activities:
Proceeds from sale of common shares, net of underwriting fees	144,320	169,855
Payment of offering costs related to sale of common shares	(378)	(406)
Borrowings under revolving credit facility	85,000	105,000
Repayments under revolving credit facility	(50,000)	(125,000)
Proceeds from issuance of mortgage debt	90,000	312,500
Principal prepayment on mortgage debt	—	(130,000)
Scheduled principal payments on mortgage debt	(67,326)	(3,321)
Payment of deferred financing costs	(1,980)	(3,075)
Payment of dividends to common shareholders	(42,455)	(31,899)
Payment of dividends to preferred shareholders	(7,266)	(7,266)
Repurchase of common shares	(438)	(1,098)
Net cash provided by financing activities	149,477	285,290
Net increase in cash	151,782	7,562
Cash and cash equivalents, beginning of period	28,713	33,194
Cash and cash equivalents, end of period	$180,495	$40,756
Supplemental disclosure of cash flow information:
Cash paid for interest	$18,617	$16,363
Cash paid for income taxes	$535	$1,241
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Organization and Description of Business
Chesapeake Lodging Trust (the “Trust”) is a self-advised real estate investment trust (“REIT”) that was organized in the state of Maryland in June 2009. The Trust is focused on investments primarily in upper-upscale hotels in major business and convention markets and, on a selective basis, premium select-service hotels in urban settings or unique locations in the United States of America (“U.S.”). The Trust completed its initial public offering (“IPO”) in January 2010. As of September 30, 2014, the Trust owned 19 hotels with an aggregate of 5,779 rooms in eight states and the District of Columbia.
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
The interim consolidated statement of operations for the three months ended September 30, 2014 includes the operating activity of 19 hotels for the full period and one hotel for part of the period, whereas the interim consolidated statement of operations for the three months ended September 30, 2013 includes the operating activity of 20 hotels for the full period. The interim consolidated statement of operations for the nine months ended September 30, 2014 includes the operating activity of 19 hotels for the full period and one hotel for part of the period, whereas the interim consolidated statement of operations for the nine months ended September 30, 2013 includes the operating activity of 15 hotels for the full period and five hotels for part of the period.
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
The Trust reviews its hotels for impairment whenever events or changes in circumstances indicate that the carrying values of the hotels may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the hotels due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel’s estimated fair market value is recorded and an impairment loss is recognized. No impairment losses have been recognized related to any hotels for the three and nine months ended September 30, 2014 and 2013.
The Trust classifies a hotel as held for sale in the period in which it has made the decision to dispose of the hotel, a binding agreement to purchase the hotel has been signed under which the buyer has committed a significant amount of nonrefundable cash, and no significant financing contingencies exist which could cause the transaction not to be completed in a timely manner. If these criteria are met, depreciation and amortization of the hotel will cease and an impairment loss will be recognized if the fair value of the hotel, less the costs to sell, is lower than the carrying amount of the hotel. If the sale represents a strategic shift that has (or will have) a major effect on the Trust's operations and financial results, the Trust will classify the loss, together with the related operating results, as discontinued operations in the consolidated statements of operations and will classify the related assets and liabilities as held for sale in the consolidated balance sheets. As of September 30, 2014, the Trust had no assets held for sale or liabilities related to assets held for sale.
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
Derivative Instruments—From time to time, the Trust is a party to interest rate swaps, which are considered derivative instruments, in order to manage its interest rate exposure. The Trust’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows. The Trust records derivative instruments at fair value as either assets or liabilities and designates them as cash flow hedging instruments at inception. The Trust evaluates the hedge effectiveness of the designated cash flow hedging instruments on a quarterly basis and records the effective portion of the change in the fair value of the cash flow hedging instruments as other comprehensive income (loss). Amounts reported in accumulated other comprehensive income (loss) related to cash flow hedging instruments are reclassified to interest expense as interest payments are made on the variable-rate debt being hedged. The Trust does not enter into derivative instruments for trading or speculative purposes and monitors the financial stability and credit standing of its counterparties. As of September 30, 2014, the Trust had no derivative instruments.
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
Recent Accounting Pronouncements—In April 2014, the Financial Accounting Standards Board (the “FASB”) issued updated accounting guidance for reporting discontinued operations and disposals of components of an entity. Under the new accounting guidance only components of an entity disposed of or classified as held for sale representing a strategic shift that have (or will have) a major effect on an entity’s operations and financial results should be reported as discontinued operations. The update also expands the disclosure requirements for discontinued operations and adds new disclosures for individually significant dispositions that do not meet the definition of discontinued operations. The new accounting guidance is to be applied prospectively and is effective for interim and annual periods beginning on or after December 15, 2014 (early adoption is permitted only for disposals that have not been previously reported). The Trust has early adopted the new accounting guidance effective July 1, 2014.
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

3. Disposition
On September 30, 2014, the Trust sold the 153-room Courtyard Anaheim at Disneyland Resort located in Anaheim, California for $32.5 million, including sold working capital. Net proceeds from the sale were $31.9 million, which resulted in the recognition of a gain on sale of $7.0 million. This sale does not represent a strategic shift that has (or will have) a major effect on the Trust's operations and financial results, and therefore, does not qualify to be reported as discontinued operations.

4. Property and Equipment
Property and equipment as of September 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Land and land improvements	$254,962	$262,322
Buildings and leasehold improvements	1,150,660	1,136,808
Furniture, fixtures and equipment	118,708	103,291
Construction-in-progress	34,771	16,593
	1,559,101	1,519,014
Less: accumulated depreciation and amortization	(131,428)	(96,575)
Property and equipment, net	$1,427,673	$1,422,439

5. Intangible Assets and Liability
Intangible assets and liability as of September 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Intangible assets:
Air rights contract(1)	$36,105	$36,105
Favorable ground leases(2)	3,568	4,828
	39,673	40,933
Less: accumulated amortization	(2,536)	(2,152)
Intangible assets, net	$37,137	$38,781

Intangible liability:
Unfavorable contract liability(2)	$14,236	$14,236
Less: accumulated amortization	(1,177)	(883)
Intangible liability, net (included within other liabilities)	$13,059	$13,353

(1)
In conjunction with the acquisition of the Hyatt Regency Boston on March 18, 2010, the Trust acquired an air rights contract which expires in September 2079 and that requires no payments through maturity. The Trust recorded the fair value of the air rights contract of $36.1 million as an intangible asset and is amortizing the value over the term of the contract.

(2)
In conjunction with the acquisition of the Denver Marriott City Center on October 3, 2011, the Trust assumed three lease agreements for land parcels underlying a portion of the hotel with initial terms ending July 2068, February 2072 and April 2072. The Trust concluded that the terms of two of the three ground leases were below market terms and recorded an aggregate of $4.8 million of favorable ground lease assets, which the Trust is amortizing over the life of the respective leases and including within indirect hotel operating expenses in the interim consolidated statements of operations. On July 29, 2014, the Trust terminated one of the two ground leases with below market terms in connection with acquiring the associated land parcel and recognized a $1.2 million loss on impairment of intangible asset, which is included within indirect hotel operating expenses in the interim consolidated statements of operations. Also in conjunction with the acquisition of the Denver Marriott City Center, the Trust assumed a management contract with a non-cancelable term ending December 2047. The Trust concluded that the management agreement terms were above market terms and recorded a $14.2 million unfavorable contract liability, which the Trust is amortizing over the remaining non-cancelable term and including within indirect hotel operating expenses in the interim consolidated statements of operations.

6. Long-Term Debt
Long-term debt as of September 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	Origination	Original Principal Amount		Interest Rate	Principal Amortization Period	September 30,	December 31,
			Maturity			2014	2013
Revolving credit facility(1)	July 2010	n/a	April 2016	Floating	n/a	$35,000	$—
Term loan:
Hyatt Herald Square New York/Hyatt Place New York Midtown South(2)	July 2012	$60,000	July 2014	Floating	n/a	—	60,000
Other mortgage loans:
Hyatt Regency Boston	June 2011	$95,000	July 2016	5.01%	30	90,571	91,689
Courtyard Washington Capitol Hill/Navy Yard(3)	June 2011	$37,497	November 2016	5.90%	30	35,428	35,956
Boston Marriott Newton	May 2013	$60,000	June 2020	3.63%	25	58,157	59,274
Le Meridien San Francisco	July 2013	$92,500	August 2020	3.50%	25	89,997	91,742
Denver Marriott City Center(4)	July 2012	$70,000	August 2022	4.90%	30	67,750	68,586
Hilton Checkers Los Angeles	February 2013	$32,000	March 2023	4.11%	30	31,195	31,606
W Chicago – City Center	July 2013	$93,000	August 2023	4.25%	25	90,749	92,320
Hyatt Herald Square New York/Hyatt Place New York Midtown South(5)	July 2014	$90,000	July 2024	4.30%	30	90,000	—
						588,847	531,173
Unamortized premium(3)						440	598
Long-term debt						$589,287	$531,771

(1)
The Trust may exercise an option to extend the maturity by one year, subject to certain customary conditions. As of September 30, 2014, the interest rate in effect was 1.91%. See below for additional information related to the revolving credit facility.

(2)
At origination, $25.0 million was advanced by the lender and was secured by the Hyatt Herald Square New York (formerly the Holiday Inn New York City Midtown – 31st Street). On March 14, 2013, $35.0 million was advanced by the lender in connection with the acquisition of the Hyatt Place New York Midtown South. Following the subsequent advance, the entire $60.0 million principal amount of the loan was secured by both hotels. The loan bore interest equal to LIBOR plus 3.25%. Contemporaneous with the origination of the term loan, the Trust entered into an interest rate swap to effectively fix the interest rate on the initial $25.0 million advance for the original two-year term at 3.75% per annum. Under the terms of this interest rate swap, the Trust paid fixed interest of 0.50% per annum on a notional amount of $25.0 million and received floating rate interest equal to the one-month LIBOR. The effective date of this interest rate swap was July 3, 2012 and it matured on July 3, 2014. Contemporaneous with the subsequent advance, the Trust entered into an interest rate swap to effectively fix the interest rate on the $35.0 million subsequent advance for the remaining initial term of the loan at 3.65% per annum. Under the terms of this interest rate swap, the Trust paid fixed interest of 0.40% per annum on a notional amount of $35.0 million and received floating rate interest equal to the one-month LIBOR. The effective date of this interest rate swap was March 14, 2013 and it matured on July 3, 2014. The Trust repaid the term loan at maturity on July 3, 2014.

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

(5)	The loan requires interest-only payments for the first two years and principal and interest payments thereafter.
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

The amount that the Trust can borrow under the revolving credit facility is based on the value of the Trust's hotels included in the borrowing base, as defined in the amended credit agreement. As of September 30, 2014, the revolving credit facility was secured by eight hotels providing borrowing availability of $250.0 million, of which $215.0 million remained available. The amended credit agreement contains standard financial covenants, including certain leverage ratios, coverage ratios, and a minimum tangible net worth requirement.
Other
Certain of the Trust's mortgage loan agreements contain standard financial covenants relating to coverage ratios and standard provisions that require loan servicers to maintain escrow accounts for certain items, including real estate taxes, insurance premiums, the completion of PIPs, and normal replacements of FF&E.
As of September 30, 2014, the Trust was in compliance with all financial covenants under its borrowing arrangements. As of September 30, 2014, the Trust’s weighted-average interest rate on its long-term debt was 4.23%. Future scheduled principal payments of debt obligations (assuming no exercise of extension options) as of September 30, 2014 are as follows (in thousands):

Year	Amounts
2014	$2,511
2015	10,271
2016	166,909
2017	10,074
2018	10,493
Thereafter	388,589
$588,847

7. Earnings Per Share
The following is a reconciliation of the amounts used in calculating basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net income available to common shareholders	$26,266	$16,821	$44,849	$26,524
Less: Dividends declared on unvested time-based awards	(128)	(98)	(385)	(276)
Less: Undistributed earnings allocated to unvested time-based awards	(84)	(33)	—	—
Net income available to common shareholders, excluding amounts attributable to unvested time-based awards	$26,054	$16,690	$44,464	$26,248
Denominator:
Weighted-average number of common shares outstanding–basic	50,141,513	47,885,696	49,364,637	46,759,598
Effect of dilutive unvested performance-based awards	426,336	—	393,407	—
Weighted-average number of common shares outstanding–diluted	50,567,849	47,885,696	49,758,044	46,759,598
Net income available per common share:
Basic	$0.52	$0.35	$0.90	$0.56
Diluted	$0.52	$0.35	$0.89	$0.56
For the three and nine months ended September 30, 2014, 61,616 unvested performance-based awards, and for the three and nine months ended September 30, 2013, 344,900 unvested performance-based awards, were excluded from diluted weighted-average common shares outstanding, as the awards had not achieved the specific levels of relative total shareholder return required for vesting at each period or their effect would have been anti-dilutive.

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
On September 6, 2013, the Trust entered into sales agreements with two sales agents, pursuant to which the Trust may issue and sell up to $100.0 million in the aggregate of its common shares through a continuous at-the-market offering or other methods (the “ATM program”). For the period from September 6, 2013 through December 31, 2013, the Trust sold 1,012,058 common shares at an average price of $23.73 per share under the ATM program and generated net proceeds of $23.5 million after deducting sales commissions and offering costs. The Trust did not sell any common shares under the ATM program during the nine months ended September 30, 2014. As of September 30, 2014, $76.0 million of common shares remained available for issuance under the ATM program.
On September 9, 2014, the Trust completed an underwritten public offering of 4,830,000 common shares at a price of $29.88 per share, including 630,000 shares sold pursuant to the underwriter's exercise of their option to purchase additional shares. After deducting offering costs, the Trust generated net proceeds of $143.9 million.
For the nine months ended September 30, 2014, the Trust issued 2,125 unrestricted common shares and 491,564 restricted common shares to its trustees and employees. For the nine months ended September 30, 2014, the Trust repurchased 18,358 common shares from employees to satisfy the minimum statutory tax withholding requirements related to the vesting of their previously granted restricted common shares. As of September 30, 2014, the Trust had 54,878,586 common shares outstanding.
For the nine months ended September 30, 2014, the Trust paid or its board of trustees declared the following dividends per common share:

	Record Date	Payment Date	Dividend Per Common Share
Fourth Quarter 2013	December 31, 2013	January 15, 2014	$0.26
First Quarter 2014	March 31, 2014	April 15, 2014	$0.30
Second Quarter 2014	June 30, 2014	July 15, 2014	$0.30
Third Quarter 2014	September 30, 2014	October 15, 2014	$0.30
Preferred Shares—The Trust is authorized to issue up to 100,000,000 preferred shares, $.01 par value per share. The Trust’s board of trustees is required to set for each class or series of preferred shares the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption. As of September 30, 2014, the Trust had 5,000,000 shares of its 7.75% Series A Cumulative Redeemable Preferred Shares outstanding.
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
For the nine months ended September 30, 2014, the Trust paid or its board of trustees declared the following dividends per preferred share:

	Record Date	Payment Date	Dividend Per Series A Cumulative Redeemable Preferred Share
Fourth Quarter 2013	December 31, 2013	January 15, 2014	$0.484375
First Quarter 2014	March 31, 2014	April 15, 2014	$0.484375
Second Quarter 2014	June 30, 2014	July 15, 2014	$0.484375
Third Quarter 2014	September 30, 2014	October 15, 2014	$0.484375

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
Upon the occurrence of a change of control, as defined in the articles supplementary designating the Series A Cumulative Redeemable Preferred Shares, as a result of which the Trust's common shares and the common securities of the acquiring or surviving entity are not listed or quoted on the New York Stock Exchange, the NYSE Amex Equities or the NASDAQ Stock Market, or any successor exchanges, the Trust may, at its option, redeem the Series A Cumulative Redeemable Preferred Shares in whole or in part within 120 days following the change of control by paying $25.00 per share, plus any accrued and unpaid dividends through the date of redemption. If the Trust does not exercise its right to redeem the Series A Cumulative Redeemable Preferred Shares upon a change of control, the holders of the Series A Cumulative Redeemable Preferred Shares have the right to convert some or all of their shares into a number of the Trust's common shares based on a defined formula subject to a share cap. The share cap on each Series A Cumulative Redeemable Preferred Share is 2.9189 common shares.

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
The Trust initially reserved 454,657 common shares for issuance under the Plan at its establishment. In May 2012, the Trust’s common shareholders approved an amendment to the Plan such that the number of shares available for issuance under the Plan was increased by 2,750,000. Shares that are issued under the Plan to any person pursuant to an award are counted against this limit as one share for every one share granted. If any shares covered by an award are not purchased or are forfeited, if an award is settled in cash, or if an award otherwise terminates without delivery of any shares, then the number of common shares counted against the aggregate number of shares available under the Plan with respect to the award will, to the extent of any such forfeiture or termination, again be available for making awards under the Plan. As of September 30, 2014, subject to increases that may result in the case of any future forfeiture or termination of currently outstanding awards, 1,558,760 common shares were reserved and available for future issuances under the Plan.
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
For the nine months ended September 30, 2014, the Trust granted 491,564 restricted common shares to certain employees and trustees, of which 158,941 shares were time-based awards and 332,623 shares were performance-based awards (the “2014 Performance-Based Awards”). The time-based awards are generally eligible to vest at the annual rate of one-third of the number of restricted shares granted commencing on the first anniversary of their issuance. The 2014 Performance-Based Awards are eligible to vest at December 31, 2016. Dividends on the 2014 Performance-Based Awards accrue, but are not paid unless the related shares vest. The fair value of the 2014 Performance-Based Awards was $8.98 per share and was determined using a Monte Carlo simulation with the following assumptions: volatility of 29.34%; an expected term equal to the requisite service period for the awards; and a risk-free interest rate of 0.72%.
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
As of September 30, 2014, there was approximately $11.4 million of unrecognized share-based compensation expense related to restricted common shares. The unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 2.2 years.
The following is a summary of the Trust’s restricted common share activity for the nine months ended September 30, 2014:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Restricted common shares as of December 31, 2013	629,855	$18.35
Granted	491,564	$13.83
Vested	(59,625)	$22.54
Forfeited	(750)	$23.58
Restricted common shares as of September 30, 2014	1,061,044	$16.02

10. Fair Value Measurements
The Trust’s financial instruments include cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, and long-term debt. The carrying values reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses approximate fair value. The Trust estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument using estimated market rates of debt instruments with similar maturities and credit profiles. These inputs are classified as Level 3 within the fair value hierarchy. As of September 30, 2014, the carrying value reported in the consolidated balance sheet for the Trust's long-term debt approximated its fair value.

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
Franchise Agreements—As of September 30, 2014, 11 of the Trust’s hotels operated pursuant to franchise agreements with hotel brand companies and eight hotels operated pursuant to management agreements with hotel brand companies that allowed them to operate under their respective brands. Under the 11 franchise agreements, the Trust generally pays a royalty fee ranging from 3% to 6% of room revenues and up to 3% of food and beverage revenues, plus additional fees for marketing, central reservation systems, and other franchisor costs that amount to between 1% and 5% of room revenues.
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

12. Subsequent Event
On October 1, 2014, the Trust acquired the 337-room JW Marriott San Francisco Union Square located in San Francisco, California for approximately $154.2 million, including an acquired FF&E reserve and working capital. The Trust assumed the existing management agreement with Marriott International, Inc., as well as the existing ground lease covering the property, which expires in January 2083.

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

Overview
The Trust was organized as a self-advised REIT in the state of Maryland in June 2009, with a focus on investments primarily in upper-upscale hotels in major business and convention markets and, on a selective basis, premium select-service hotels in urban settings or unique locations in the U.S. We completed our IPO in January 2010 and own the following 20 hotels as of the date of this filing:

Hotel		Location	Rooms	Acquisition Date
1	Hyatt Regency Boston	Boston, MA	502	March 18, 2010
2	Hilton Checkers Los Angeles	Los Angeles, CA	193	June 1, 2010
3	Boston Marriott Newton	Newton, MA	430	July 30, 2010
4	Le Meridien San Francisco	San Francisco, CA	360	December 15, 2010
5	Homewood Suites Seattle Convention Center	Seattle, WA	195	May 2, 2011
6	W Chicago – City Center	Chicago, IL	403	May 10, 2011
7	Hotel Indigo San Diego Gaslamp Quarter	San Diego, CA	210	June 17, 2011
8	Courtyard Washington Capitol Hill/Navy Yard	Washington, DC	204	June 30, 2011
9	Hotel Adagio San Francisco, Autograph Collection	San Francisco, CA	171	July 8, 2011
10	Denver Marriott City Center	Denver, CO	613	October 3, 2011
11	Hyatt Herald Square New York (formerly the Holiday Inn New York City Midtown – 31st Street)	New York, NY	122	December 22, 2011
12	W Chicago – Lakeshore	Chicago, IL	520	August 21, 2012
13	Hyatt Regency Mission Bay Spa and Marina	San Diego, CA	429	September 7, 2012
14	The Hotel Minneapolis, Autograph Collection	Minneapolis, MN	222	October 30, 2012
15	Hyatt Place New York Midtown South	New York, NY	185	March 14, 2013
16	W New Orleans – French Quarter	New Orleans, LA	97	March 28, 2013
17	Hotel New Orleans Downtown (formerly the W New Orleans)	New Orleans, LA	410	April 25, 2013
18	Hyatt Fisherman's Wharf	San Francisco, CA	313	May 31, 2013
19	Hyatt Santa Barbara	Santa Barbara, CA	200	June 27, 2013
20	JW Marriott San Francisco Union Square	San Francisco, CA	337	October 1, 2014
			6,116

Hotel Operating Metrics
We believe that the results of operations of our hotels are best explained by five key performance indicators: occupancy, average daily rate ("ADR"), room revenue per available room ("RevPAR"), Adjusted Hotel EBITDA, and Adjusted Hotel EBITDA Margin. See the “Non-GAAP Financial Measures” section for additional information on Adjusted Hotel EBITDA and Adjusted Hotel EBITDA Margin.
Occupancy is a major driver of room revenue, as well as other revenue categories, such as food and beverage and parking. ADR helps to drive room revenue as well; however, it does not have a direct effect on other revenue categories. Fluctuations in occupancy are accompanied by fluctuations in most categories of variable hotel operating expenses, such as utility costs and certain labor costs, such as housekeeping. Fluctuations in ADR are accompanied by fluctuations in limited categories of hotel operating expenses, such as management fees and franchise fees, since variable hotel operating expenses generally do not increase or decrease correspondingly. Thus, increases in RevPAR attributable to increases in occupancy typically result in varying levels of increases in Adjusted Hotel EBITDA and Adjusted Hotel EBITDA Margin, while increases in RevPAR attributable to increases in ADR typically result in greater levels of increases in Adjusted Hotel EBITDA and Adjusted Hotel EBITDA Margin.

Executive Summary
Our 19-hotel portfolio performed well during the third quarter of 2014 with RevPAR growth of 7.3% as compared to the third quarter of 2013, driven by an increase in ADR of 9.2% offset by a decline in occupancy of 1.4 percentage points. We generated growth in Adjusted Hotel EBITDA of 10.4% and growth in Adjusted Hotel EBITDA Margin of 110 basis points. Excluding our three hotels that have undergone or are undergoing comprehensive renovations during 2014, our 16-hotel portfolio performed even stronger with RevPAR growth of 11.4% as compared to the third quarter of 2013, driven by an increase in occupancy of 1.6 percentage points and an increase in ADR of 9.3%. For the 16-hotel portfolio, we generated growth in Adjusted Hotel EBITDA of 15.1% and growth in Adjusted Hotel EBITDA Margin of 160 basis points.

We continued to see strong demand at our hotels during the third quarter of 2014 as a result of our concentration in the strongest performing markets during the quarter, particularly San Francisco, Boston, Seattle, Los Angeles, Denver, Minneapolis, and Washington, DC. With our high levels of occupancy, our hotel managers were able to exercise pricing power and increase ADR which led to increased profitability. In addition, we saw significant improvements in Adjusted Hotel EBITDA and Adjusted Hotel EBITDA Margin at the hotels acquired in 2013 as a result of operational changes instituted as part of our asset management initiatives.
We have improved the quality of our hotel portfolio by selling the Courtyard Anaheim at Disneyland Resort for $32.5 million during the quarter. In addition, subsequent to quarter end, we completed the comprehensive renovation to reposition the former Holiday Inn New York City Midtown – 31st Street as the Hyatt Herald Square New York and acquired our fourth hotel located in San Francisco, the JW Marriott San Francisco Union Square, for a purchase price of $147.2 million. We were able to fund the acquisition, along with net proceeds from the above mentioned sale, by raising $143.9 million of net proceeds from a common share offering during the quarter. We also strengthened our balance sheet during the quarter by originating a new $90.0 million secured financing, taking advantage of the attractive interest rate environment and extending debt maturities.
We continue to expect positive operating trends for our hotel portfolio through the remainder of 2014 and the foreseeable future as a result of favorable hotel supply and demand fundamentals in our geographic markets, our asset management initiatives, and the completion of our major repositioning projects at the W Chicago – Lakeshore, the Hyatt Herald Square New York, and, after this project is completed in the fourth quarter of 2014, the Le Meridien New Orleans. We also continue to identify and pursue acquisition opportunities to prudently and selectively grow our hotel portfolio.

Results of Operations
Comparison of three months ended September 30, 2014 and 2013
Results of operations for the three months ended September 30, 2014 include the operating activity of 19 hotels for the full period and one hotel for part of the period, whereas the results of operations for the three months ended September 30, 2013 include the operating activity of 20 hotels for the full period. We use the term “comparable hotel portfolio” to refer to those hotels owned for the entirety of the two periods being compared and the term “non-comparable hotel portfolio” to refer to those hotels acquired in either of the two periods being compared. The comparable hotel portfolio for the three months ended September 30, 2014 and 2013 includes the 19 hotels owned as of September 30, 2014.
Revenues—Total revenue for the three months ended September 30, 2014 was $130.8 million, of which $129.0 million was contributed by the comparable hotel portfolio and $1.8 million was contributed by the non-comparable hotel portfolio. Total revenue for the three months ended September 30, 2013 was $122.4 million, of which $120.7 million was contributed by the comparable hotel portfolio and $1.7 million was contributed by the non-comparable hotel portfolio. The increase in total revenue for the comparable hotel portfolio of $8.3 million was primarily a result of increased demand for rooms from corporate and leisure transient customers, particularly at our hotels located in San Francisco, Boston, Seattle, Los Angeles, and Washington, DC, and from group customers at the our hotels located in Boston, San Francisco, and Denver, which increase in group demand was driven by favorable convention calendars for their respective markets during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. The aforementioned increases in total revenue were offset partially by a decrease in total revenue from the Hotel New Orleans Downtown (formerly the W New Orleans) as a result of the comprehensive renovation that was ongoing and its temporary re-branding during the three months ended September 30, 2014, which negatively impacted customer demand at the hotel, and the closure of the former Holiday Inn New York City Midtown – 31st Street during August and September of 2014 to reposition the hotel as the Hyatt Herald Square New York.
Hotel operating expenses—Total hotel operating expenses for the three months ended September 30, 2014 was $84.7 million, of which $83.7 million was incurred in connection with the comparable hotel portfolio and $1.0 million was incurred in connection with the non-comparable hotel portfolio. Total hotel operating expenses for the three months ended September 30, 2013 was $79.5 million, of which $78.5 million was incurred in connection with the comparable hotel portfolio and $1.0 million was incurred in connection with the non-comparable hotel portfolio. The increase in total hotel operating expenses for the comparable hotel portfolio of $5.2 million was primarily a result of increases in corresponding total revenue for the comparable hotel portfolio, offset partially by a decrease in total hotel operating expenses at the Hotel New Orleans Downtown (formerly the W New Orleans) and the Hyatt Herald Square New York (formerly the Holiday Inn New York City Midtown – 31st Street) commensurate with the decreases in total revenue due to their ongoing comprehensive renovations. The increase in total hotel operating expenses associated with the increase in corresponding total revenue for the comparable hotel portfolio, however, was limited as a result of the increase in total revenue being primarily driven by an increase in ADR, which has a lesser corresponding increase in variable hotel operating expenses than an increase in occupancy. Furthermore, our hotel managers were able to reduce or limit increases in total hotel operating expenses as a result of our asset management initiatives.
Depreciation and amortization—Depreciation and amortization expense for the three months ended September 30, 2014 and 2013 was $12.5 million and $12.3 million, respectively. The increase in depreciation and amortization expense was primarily attributable to the completion of the comprehensive renovation at the W Chicago – Lakeshore in the second quarter of 2014.
Air rights contract amortization—Air rights contract amortization expense associated with the Hyatt Regency Boston for each of the three months ended September 30, 2014 and 2013 was $0.1 million.
Corporate general and administrative—Corporate general and administrative expense for the three months ended September 30, 2014 and 2013 was $3.7 million and $2.9 million, respectively. Included in corporate general and administrative expense for the three months ended September 30, 2014 and 2013 was $1.5 million and $1.2 million, respectively, of non-cash share-based compensation expense. The increase in corporate general and administrative expense is primarily related to an increase in employee compensation expense, including non-cash share-based compensation expense.
Interest expense—Interest expense for the three months ended September 30, 2014 and 2013 was $7.0 million and $7.2 million, respectively. The decrease in interest expense is primarily related to the termination of an interest rate cap and resulting reclassification of $0.3 million from accumulated other comprehensive loss to interest expense during the three months ended September 30, 2013.
Gain on sale of hotel—Gain on sale of hotel for the three months ended September 30, 2014 was $7.0 million related to the sale of the Courtyard Anaheim at Disneyland Resort on September 30, 2014.
Loss on early extinguishment of debt—Loss on early extinguishment of debt for the three months ended September 30, 2013 was $0.4 million. The loss on early extinguishment of debt related to the write-off of unamortized deferred financing costs associated with the prepayment of a $130.0 million term loan secured by the Le Meridien San Francisco and the W Chicago – City Center during the period.
Income tax expense—Income tax expense for the three months ended September 30, 2014 and 2013 was $1.1 million and $0.6 million, respectively. Income tax expense is directly related to taxable income generated by our TRS during the periods.
Comparison of nine months ended September 30, 2014 and 2013
Results of operations for the nine months ended September 30, 2014 include the operating activity of 19 hotels for the full period and one hotel for part of the period, whereas the results of operations for the nine months ended September 30, 2013 include the operating activity of 15 hotels for the full period and five hotels for part of the period. The comparable hotel portfolio for the nine months ended September 30, 2014 and 2013 includes 14 of our 19 hotels owned as of September 30, 2014.
Revenues—Total revenue for the nine months ended September 30, 2014 was $354.5 million, of which $276.5 million was contributed by the comparable hotel portfolio and $78.0 million was contributed by the non-comparable hotel portfolio. Total revenue for the nine months ended September 30, 2013 was $308.6 million, of which $263.9 million was contributed by the comparable hotel portfolio and $44.7 million was contributed by the non-comparable hotel portfolio. The increase in total revenue for the comparable hotel portfolio of $12.6 million was primarily a result of increased demand for rooms from corporate and leisure transient customers, particularly at our hotels located in San Francisco, Boston, Seattle, and San Diego, and from group customers at our hotels located in Boston, San Francisco, and Denver, which increase in group demand was driven by favorable convention calendars for their respective markets during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. Aside from the strong market dynamics of San Francisco, total revenue at the Hotel Adagio San Francisco, Autograph Collection increased also as a result of its re-branding and inclusion in Marriott’s Autograph Collection (previously an independent hotel), which occurred late in the first quarter of 2013. The aforementioned increases in total revenue were offset partially by a decrease in total revenue from the W Chicago – Lakeshore and the Hotel New Orleans Downtown (formerly the W New Orleans) as a result of the comprehensive renovations that were ongoing during the nine months ended September 30, 2014, which negatively impacted customer demand at the hotels, and the closure of the former Holiday Inn New York City Midtown – 31st Street during August and September of 2014 to reposition the hotel as the Hyatt Herald Square New York.
Hotel operating expenses—Total hotel operating expenses for the nine months ended September 30, 2014 was $239.2 million, of which $185.7 million was incurred in connection with the comparable hotel portfolio and $53.5 million was incurred in connection with the non-comparable hotel portfolio. Total hotel operating expenses for the nine months ended September 30, 2013 was $207.9 million, of which $178.2 million was incurred in connection with the comparable hotel portfolio and $29.7 million was incurred in connection with the non-comparable hotel portfolio. The increase in total hotel operating expenses for the comparable hotel portfolio of $7.5 million was primarily a result of increases in corresponding total revenue for the comparable hotel portfolio, offset partially by a decrease in total hotel operating expenses at the W Chicago – Lakeshore, the Hotel New Orleans Downtown (formerly the W New Orleans) and the Hyatt Herald Square New York (formerly the Holiday Inn New York City Midtown – 31st Street) commensurate with the decreases in total revenue due to their respective comprehensive renovations occurring during the nine months ended September 30, 2014. The increase in total hotel operating expenses associated with the increase in corresponding total revenue for the comparable hotel portfolio, however, was limited as a result of the increase in total revenue being primarily driven by an increase in ADR, which has a lesser corresponding increase in variable hotel operating expenses than an increase in occupancy. Furthermore, our hotel managers were able to reduce or limit increases in total hotel operating expenses as a result of our asset management initiatives.
Depreciation and amortization—Depreciation and amortization expense for the nine months ended September 30, 2014 and 2013 was $37.5 million and $32.0 million, respectively. The increase in depreciation and amortization expense was primarily attributable to the five hotels acquired in 2013 and the completion of the comprehensive renovation at the W Chicago – Lakeshore in the second quarter of 2014.
Air rights contract amortization—Air rights contract amortization expense associated with the Hyatt Regency Boston for each of the nine months ended September 30, 2014 and 2013 was $0.4 million.
Corporate general and administrative—Corporate general and administrative expense for the nine months ended September 30, 2014 and 2013 was $11.5 million and $9.9 million, respectively. Included in corporate general and administrative expense for the nine months ended September 30, 2014 and 2013 was $4.3 million and $3.5 million, respectively, of non-cash share-based compensation expense. The increase in corporate general and administrative expense is primarily related to an increase in employee compensation expense, including non-cash share-based compensation expense, and professional services fees.
Hotel acquisition costs—Hotel acquisition costs for the nine months ended September 30, 2014 and 2013 was $0.1 million and $4.2 million, respectively. The decrease in hotel acquisition costs is a result of no hotel acquisitions occurring during the nine months ended September 30, 2014, as compared to five hotel acquisitions occurring during the nine months ended September 30, 2013.
Interest expense—Interest expense for the nine months ended September 30, 2014 and 2013 was $20.5 million and $19.0 million, respectively. The increase in interest expense is directly related to the increase in long-term debt outstanding, reflecting the use of debt to partially fund the five hotel acquisitions during 2013.
Gain on sale of hotel—Gain on sale of hotel for the nine months ended September 30, 2014 was $7.0 million related to the sale of the Courtyard Anaheim at Disneyland Resort on September 30, 2014.
Loss on early extinguishment of debt—Loss on early extinguishment of debt for the nine months ended September 30, 2013 was $0.4 million. The loss on early extinguishment of debt related to the write-off of unamortized deferred financing costs associated with the prepayment of a $130.0 million term loan secured by the Le Meridien San Francisco and the W Chicago – City Center during the period.
Income tax expense—Income tax expense for the nine months ended September 30, 2014 and 2013 was $0.3 million and $1.3 million, respectively. Income tax expense is directly related to taxable income generated by our TRS during the period.
Hotel operating results
We assess the operating performance of our hotels irrespective of the hotel owner during the periods compared. We use the term "pro forma" to refer to metrics that include, or comparisons of metrics that are based on, the operating results of hotels under previous ownership for either a portion of or the entire period. Since five of our 19 hotels owned as of September 30, 2014 were acquired at various times during 2013, the key operating metrics reflect the pro forma operating results of five of those hotels for the nine months ended September 30, 2013. In addition to assessing the operating performance of our 19-hotel portfolio for the three and nine months ended September 30, 2014, we also assess the operating performance of a 16-hotel portfolio, which excludes the W Chicago – Lakeshore, the Hotel New Orleans Downtown (formerly the W New Orleans), and the Hyatt Herald Square New York (formerly the Holiday Inn New York City Midtown – 31st Street), as these hotels have undergone or are undergoing comprehensive renovations during 2014. Included in the following table are comparisons of occupancy, ADR, RevPAR, Adjusted Hotel EBITDA, and Adjusted Hotel EBITDA Margin for the 16-hotel portfolio and the 19-hotel portfolio for the three and nine months ended September 30, 2014 and 2013 (in thousands, except for ADR and RevPAR):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013(1)	Change
16-Hotel Portfolio(2)
Occupancy	88.8%	87.2%	160 bps	85.1%	82.7%	240 bps
ADR	$230.18	$210.51	9.3%	$210.65	$197.27	6.8%
RevPAR	$204.51	$183.58	11.4%	$179.27	$163.21	9.8%
Adjusted Hotel EBITDA	$42,406	$36,845	15.1%	$103,510	$88,297	17.2%
Adjusted Hotel EBITDA Margin	37.7%	36.1%	160 bps	34.1%	31.8%	230 bps

19-Hotel Portfolio
Occupancy	83.8%	85.2%	(140) bps	81.0%	81.2%	(20) bps
ADR	$226.65	$207.65	9.2%	$208.93	$197.29	5.9%
RevPAR	$189.94	$176.99	7.3%	$169.31	$160.20	5.7%
Adjusted Hotel EBITDA	$46,490	$42,097	10.4%	$114,190	$103,179	10.7%
Adjusted Hotel EBITDA Margin	36.0%	34.9%	110 bps	32.7%	31.1%	160 bps

(1)	Includes results of operations for certain hotels prior to our acquisition.

(2)
Excludes the W Chicago – Lakeshore, the Hotel New Orleans Downtown (formerly the W New Orleans), and the Hyatt Herald Square New York (formerly the Holiday Inn New York City Midtown – 31st Street), as these hotels have undergone or are undergoing comprehensive renovations during 2014.

The increase in RevPAR of 11.4% for the 16-hotel portfolio for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 was primarily a result of our concentration in the strongest performing markets during the quarter. ADR increased by 9.3% primarily as a result of high levels of occupancy, which increased by 1.6 percentage points, at many of our hotels which allowed our hotel managers to exercise pricing power. The increases in occupancy and ADR were primarily a result of increased demand for rooms from corporate and leisure transient customers at our hotels located in San Francisco, Boston, Seattle, Los Angeles, and Washington, DC, and from group customers at our hotels located in Boston, San Francisco, and Denver, as a result of favorable convention calendars for these three markets during the period.
The increase in Adjusted Hotel EBITDA of 15.1% and the increase in Adjusted Hotel EBITDA Margin of 160 basis points for the 16-hotel portfolio for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 were primarily a result of the increase in RevPAR of 11.4%. Given the increase in RevPAR was more significantly driven by an increase in ADR, our hotels were able to increase total revenue at a greater percentage than the corresponding percentage increase in total hotel operating expenses. Furthermore, we were able to reduce or limit increases in total hotel operating expenses at several of the hotels acquired in 2013 as a result of operational changes we instituted subsequent to our acquisition of the hotels. The increases in Adjusted Hotel EBITDA and Adjusted Hotel EBITDA Margin during the three months ended September 30, 2014 were negatively impacted, however, by increases in property taxes primarily as a result of increases in the assessed values at several of our hotels acquired in 2013.
The pro forma increase in RevPAR of 9.8% for the 16-hotel portfolio for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 was primarily a result of our concentration in the strongest performing markets during the period. ADR increased on a pro forma basis by 6.8% primarily as a result of high levels of occupancy, which increased by 2.4 percentage points on a pro forma basis, at many of our hotels which allowed our hotel managers to exercise pricing power. The pro forma increases in occupancy and ADR were primarily a result of increased demand for rooms from corporate and leisure transient customers at our hotels located in San Francisco, Boston, Seattle, San Diego, and Santa Barbara, and from group customers at our hotels located in Boston, San Francisco, and Denver, as a result of favorable convention calendars for these three markets during the period. Aside from the strong market dynamics of San Francisco and Santa Barbara during the period, RevPAR at the Hotel Adagio San Francisco, Autograph Collection increased also as a result of its re-branding and inclusion in Marriott’s Autograph Collection (previously an independent hotel), which occurred late in the first quarter of 2013, and RevPAR at the Hyatt Fisherman's Wharf and the Hyatt Santa Barbara increased on a pro forma basis also as a result of asset management initiatives we instituted subsequent to our acquisition of the hotels in May 2013 and June 2013, respectively.
The pro forma increase in Adjusted Hotel EBITDA of 17.2% and the pro forma increase in Adjusted Hotel EBITDA Margin of 230 basis points for the 16-hotel portfolio for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 were primarily a result of the pro forma increase in RevPAR of 9.8%. Given the increase in RevPAR was more significantly driven by an increase in ADR, our hotels were able to increase total revenue at a greater percentage than the corresponding percentage increase in total hotel operating expenses. Furthermore, we were able to reduce or limit increases in total hotel operating expenses at several of the hotels acquired in 2013 as a result of operational changes we instituted subsequent to our acquisition of the hotels. The increases in Adjusted Hotel EBITDA and Adjusted Hotel EBITDA Margin during the nine months ended September 30, 2014 were negatively impacted, however, by increases in property taxes primarily as a result of increases in the assessed values at several of our hotels acquired in 2013.

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
The following table calculates for the 16-hotel portfolio and the 19-hotel portfolio Hotel EBITDA, Adjusted Hotel EBITDA, and Adjusted Hotel EBITDA Margin for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013(1)
16-Hotel Portfolio(2)
Total revenue	$112,624	$102,185	$303,399	$277,645
Less: Total hotel operating expenses	71,336	65,265	200,855	189,122
Hotel EBITDA	41,288	36,920	102,544	88,523
Add: Non-cash amortization(3)	1,118	(75)	966	(226)
Adjusted Hotel EBITDA	$42,406	$36,845	$103,510	$88,297
Adjusted Hotel EBITDA Margin	37.7%	36.1%	34.1%	31.8%

19-Hotel Portfolio
Total revenue	$129,038	$120,705	$349,313	$331,758
Less: Total hotel operating expenses	83,666	78,533	236,089	228,353
Hotel EBITDA	45,372	42,172	113,224	103,405
Add: Non-cash amortization(3)	1,118	(75)	966	(226)
Adjusted Hotel EBITDA	$46,490	$42,097	$114,190	$103,179
Adjusted Hotel EBITDA Margin	36.0%	34.9%	32.7%	31.1%

(1)	Includes results of operations for certain hotels prior to our acquisition.

(2)
Excludes the W Chicago – Lakeshore, the Hotel New Orleans Downtown (formerly the W New Orleans), and the Hyatt Herald Square New York (formerly the Holiday Inn New York City Midtown – 31st Street), as these hotels have undergone or are undergoing comprehensive renovations during 2014.

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
Adjusted Corporate EBITDA—We further adjust Corporate EBITDA for certain additional recurring and non-recurring items. Specifically, we adjust for hotel acquisition costs and non-cash amortization of intangible assets and liabilities, including air rights contracts, ground lease assets and unfavorable contract liabilities, deferred franchise costs, and deferred key money, all of which are recurring items, and gains (losses) from sales of real estate, which is a non-recurring item. We believe that Adjusted Corporate EBITDA provides investors with another financial measure of our operating performance that provides for greater comparability of our core operating results between periods.
The following table reconciles net income to Corporate EBITDA and Adjusted Corporate EBITDA for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$28,688	$19,243	$52,115	$33,790
Add: Depreciation and amortization	12,466	12,335	37,488	32,012
Interest expense	6,963	7,199	20,477	18,986
Loss on early extinguishment of debt	—	372	—	372
Income tax expense	1,133	641	292	1,331
Less: Interest income	(8)	(4)	(8)	(247)
Corporate EBITDA	49,242	39,786	110,364	86,244
Add: Hotel acquisition costs	60	59	60	4,195
Non-cash amortization(1)	1,248	55	1,359	167
Less: Gain on sale of hotel	(7,006)	—	(7,006)	—
Adjusted Corporate EBITDA	$43,544	$39,900	$104,777	$90,606

(1)	Includes non-cash amortization of ground lease asset, deferred franchise costs, deferred key money, unfavorable contract liability, and air rights contract.

FFO—We calculate FFO in accordance with standards established by the National Association of Real Estate Investment Trusts ("NAREIT"), which defines FFO as net income (calculated in accordance with GAAP), excluding depreciation and amortization, impairment charges of depreciable real estate, gains (losses) from sales of real estate, the cumulative effect of changes in accounting principles, and adjustments for unconsolidated partnerships and joint ventures. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, most industry investors consider presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. By excluding the effect of depreciation and amortization and gains (losses) from sales of real estate, both of which are based on historical cost accounting and which may be of lesser significance in evaluating current performance, we believe that FFO provides investors a useful financial measure to evaluate our operating performance.
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

The following table reconciles net income to FFO, FFO available to common shareholders, and AFFO available to common shareholders for the three and nine months ended September 30, 2014 and 2013 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$28,688	$19,243	$52,115	$33,790
Add: Depreciation and amortization	12,466	12,335	37,488	32,012
Less: Gain on sale of hotel	(7,006)	—	(7,006)	—
FFO	34,148	31,578	82,597	65,802
Less: Preferred share dividends	(2,422)	(2,422)	(7,266)	(7,266)
Dividends declared on unvested time-based awards	(128)	(98)	(385)	(276)
Undistributed earnings allocated to unvested time- based awards	(84)	(33)	—	—
FFO available to common shareholders	31,514	29,025	74,946	58,260
Add: Hotel acquisition costs	60	59	60	4,195
Non-cash amortization(1)	1,248	55	1,359	167
AFFO available to common shareholders	$32,822	$29,139	$76,365	$62,622

FFO available per common share:
Basic	$0.63	$0.61	$1.52	$1.25
Diluted	$0.62	$0.61	$1.51	$1.25
AFFO available per common share:
Basic	$0.65	$0.61	$1.55	$1.34
Diluted	$0.65	$0.61	$1.53	$1.34

(1)	Includes non-cash amortization of ground lease asset, deferred franchise costs, deferred key money, unfavorable contract liability, and air rights contract.

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

Sources and Uses of Cash
For the nine months ended September 30, 2014, net cash flows from operating activities were $85.7 million; net cash flows used in investing activities were $83.4 million, including $42.1 million for deposit on the acquisition of the JW Marriott San Francisco Union Square and $67.5 million for improvements and additions to our hotels, offset by proceeds of $31.9 million from the sale of the Courtyard Anaheim at Disneyland Resort; and net cash flows provided by financing activities were $149.5 million, including net proceeds of $143.9 million from the sale of common shares, proceeds of $90.0 million from the issuance of mortgage debt, and net borrowings of $35.0 million under our revolving credit facility, offset by $67.3 million in scheduled principal payments on mortgage debt and $49.7 million in dividend payments to common and preferred shareholders. As of September 30, 2014, we had cash and cash equivalents of $180.5 million.

Liquidity and Capital Resources
We expect our primary source of cash to meet operating requirements, including payment of dividends in accordance with the REIT requirements of the U.S. federal income tax laws, payment of interest on any borrowings and funding of any capital expenditures, will be from our hotels’ results of operations and existing cash and cash equivalent balances. We currently expect that our operating cash flows will be sufficient to fund our continuing operations. We intend to incur indebtedness to supplement our investment capital and to maintain flexibility to respond to industry conditions and opportunities. We are targeting an overall debt level not to exceed 40% of the aggregate value of all of our hotels as calculated in accordance with our revolving credit facility; as of September 30, 2014, our overall debt level was 33.3% under this calculation.
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
On October 1, 2014, we acquired the 337-room JW Marriott San Francisco Union Square located in San Francisco, California for approximately $154.2 million, including an acquired FF&E reserve and working capital. The acquisition was funded with the net proceeds from the sale of the Courtyard Anaheim at Disneyland Resort on September 30, 2014 and from available cash as a result of the common share offering completed on September 9, 2014.
As of the date of this filing, we have approximately $35.0 million of cash and cash equivalents, total borrowing availability of $250.0 million under our revolving credit facility, of which we have $15.0 million currently outstanding, and three unencumbered hotels. See Note 6, "Long-Term Debt," to our interim consolidated financial statements for additional information relating to our revolving credit facility and other long-term debt.

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
We have undergone or are undergoing the following significant renovation or repositioning projects in 2014:

•
W Chicago – Lakeshore—A comprehensive renovation encompassing guestrooms, public spaces, restaurant, bars, and meeting space, which commenced in the third quarter of 2013, was completed in the second quarter of 2014. The current estimated renovation cost is approximately $38.0 million. As of September 30, 2014, $34.5 million had been spent and approximately $3.5 million remained to be spent on final contractor and vendor payments.

•
Former W New Orleans—A comprehensive renovation encompassing guestrooms, public spaces, restaurant, bars, and meeting space to reposition the hotel commenced in the second quarter of 2014. In July 2014, we and our hotel manager, Starwood Hotels & Resorts Worldwide, Inc., agreed to remove the W brand from the hotel for the duration of the renovation and rename it the Hotel New Orleans Downtown. Our hotel manager has agreed to guarantee certain levels of gross operating profit, as defined in the agreement, for the expected renovation period. The renovation is expected to be completed in the fourth quarter of 2014, at which time the hotel will be re-branded as the Le Meridien New Orleans. The current estimated renovation cost, subject to adjustments based on continued evaluation, is approximately $29.0 million, of which $12.8 million had been spent as of September 30, 2014.

•
Former Holiday Inn New York City Midtown – 31st Street—A comprehensive renovation encompassing guestrooms, public spaces, restaurant, and bar to reposition the hotel as the Hyatt Herald Square New York, which commenced in the third quarter of 2014, was completed early in the fourth quarter of 2014. The current estimated renovation cost is approximately $6.5 million. As of September 30, 2014, $6.0 million had been spent and approximately $0.5 million remained to be spent on final contractor and vendor payments.

Contractual Obligations
The following table sets forth our contractual obligations as of September 30, 2014, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands). There were no other material off-balance sheet arrangements at September 30, 2014, except for the pending acquisition of the JW Marriott San Francisco Union Square for a purchase price of $147.2 million, which was completed on October 1, 2014.

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Revolving credit facility, including interest(1)	$36,120	$678	$35,442	$—	$—
Mortgage loans, including interest	696,918	34,464	182,477	53,834	426,143
Corporate office lease	695	225	470	—	—
Ground leases(2)	96,900	2,249	4,499	4,499	85,653
	$830,633	$37,616	$222,888	$58,333	$511,796

(1)
Assumes no additional borrowings and interest payments are based on the interest rate in effect at September 30, 2014. Also assumes that no extension options are exercised. See the notes to our interim consolidated financial statements for additional information relating to our revolving credit facility.

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
We earn interest income primarily from cash and cash equivalent balances. Based on our cash and cash equivalents as of September 30, 2014, if interest rates increase or decrease by 1.00%, our interest income will increase or decrease by approximately $1.8 million annually.
Amounts borrowed under our revolving credit facility currently bear interest at variable rates based on LIBOR plus 1.75% - 2.75% (the spread over LIBOR based on our consolidated leverage ratio). If prevailing LIBOR on any outstanding borrowings under our revolving credit facility were to increase or decrease by 1.00%, the increase or decrease in interest expense on our debt would increase or decrease future earnings and cash flows by approximately $0.4 million annually, assuming that the amount outstanding under our revolving credit facility was to remain at $35.0 million, the balance at September 30, 2014.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchase of Equity Securities
The following table provides information about our purchases of our common shares during the three months ended September 30, 2014:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans of Programs
July 1, 2014–July 31, 2014	—	$—	n/a	n/a
August 1, 2014–August 31, 2014	—	$—	n/a	n/a
September 1, 2014–September 30, 2014	254	$29.69	n/a	n/a
	254	$29.69	n/a	n/a
We do not currently have a repurchase plan or program in place. However, we do provide employees who have been granted restricted common shares the option of selling shares to us to satisfy the minimum statutory tax withholding requirements on the date their shares vest. The common shares repurchased during the three months ended September 30, 2014 related to such repurchases.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibits are filed as part of this Form 10-Q:

Exhibit Number	Description of Exhibit

10.1	Loan Agreement, dated July 3, 2014, by and between CHSP 31st Street LLC and CHSP 36th Street LLC, as borrowers, and Goldman Sachs Mortgage Company, as lender

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President, Chief Financial Officer and Treasurer

32.1	Section 1350 Certification of President and Chief Executive Officer

32.2	Section 1350 Certification of Executive Vice President, Chief Financial Officer and Treasurer

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema Document

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document

101.LAB XBRL	Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHESAPEAKE LODGING TRUST

Date: November 3, 2014	By:	/S/ DOUGLAS W. VICARI
Douglas W. Vicari
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/S/ GRAHAM J. WOOTTEN
Graham J. Wootten
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)