Form 10-K
period 2014-12-31
Chesapeake Lodging Trust
filed 2015-02-19
CIK 1473078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________
FORM 10-K
________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2014, the aggregate market value of the registrant’s common shares held by non-affiliates of the registrant was approximately $1,459,052,000 based on the closing price reported on the New York Stock Exchange. As of February 13, 2015, there were 55,050,599 shares of the registrant’s common shares issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain portions of the Registrant’s proxy statement for its 2015 annual meeting of shareholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

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
Overview
Chesapeake Lodging Trust (the “Trust”) is a self-advised real estate investment trust ("REIT") that was organized in the state of Maryland in June 2009. We are focused on investments primarily in upper-upscale hotels in major business and convention markets and, on a selective basis, premium select-service hotels in urban settings or unique locations in the United States of America (“U.S.”). We completed our initial public offering (“IPO”) in January 2010 and own 20 hotels as of the date of this filing.
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
From 2003 to 2008, pricing of hotels in the U.S. appreciated well in excess of the hotels’ underlying performance, primarily driven by record levels of debt financing. Beginning in 2008, the U.S. lodging industry experienced a significant downturn due to a decline in consumer and business spending as a result of the weakness in the global economy, particularly the turmoil in the credit markets, erosion of consumer confidence and increasing unemployment. As a result, lodging demand from both leisure and business travelers decreased significantly in 2008 and 2009. This decreased demand for hotel rooms, together with increases in lodging supply in 2008 and 2009 due to the completion of hotels under development before the global recession began, resulted in declines in occupancy and reductions in average daily rate (“ADR”) as hotels competed more aggressively for guests. These events had a substantial negative impact on revenue per available room (“RevPAR”). According to STR, Inc. ("STR"), a leading source of lodging industry information, RevPAR declined 16.7% in 2009, the largest decline recorded since they began tracking the U.S. lodging industry, and a significantly larger decline than the two previous lodging industry downturns in 1991 and 2001-2002.
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
In 2009, the Trust was founded to capitalize on the opportunity created by this lodging industry downturn. Since completing our IPO in 2010, we have taken advantage of industry conditions to acquire our current portfolio of 20 hotels, consisting of 6,116 rooms, at prices generally below replacement cost, with attractive yields and upside potential. We have followed, and continue to follow, a disciplined strategy to acquire hotels generally concentrated in the central business districts of top U.S. lodging markets, which have high barriers-to-entry. Our portfolio reflects our strong efforts to establish geographic diversification, with hotels in eight states and the District of Columbia, but maintains a clear focus on the most important U.S. lodging markets.
We believe our lodging investments have proven to be well timed, as the lodging industry has recovered significantly since our IPO and continues to exhibit strong fundamentals. Industry-wide RevPAR from 2010 through 2014 increased 39.2%, as reported by STR, and in 2013, surpassed the prior peak established in 2007, as a result of continued improvements in hotel occupancy levels and ADR, and below historical average growth in lodging supply. Furthermore, several industry prognosticators, including STR, expect robust lodging fundamentals to remain for at least the next few years. We believe our hotel portfolio is well positioned for future performance as a result of our focus on high-quality hotels located in major U.S. lodging markets with high barriers-to-entry. We believe these types of hotels currently offer the opportunity for stronger returns than other hotels due to increasing lodging demand, particularly among business travelers, and below historical average lodging supply growth, which we believe to be the driving forces behind the growth in RevPAR experienced already in the current lodging cycle.
Business Strategy
Our goal is to deliver strong total returns to our shareholders in the form of the appreciation of our assets and our ability to return funds to our shareholders in the form of dividends. We intend to pursue the following strategies to achieve this goal:
Identify and pursue value-added investments at our hotels. We aggressively asset manage our hotels by employing value-added strategies designed to improve the operating performance and value of our hotels. Over the last three years, we have focused a significant portion of our efforts on identifying and pursuing investments to promote the competitive positioning and operations of our hotels, and we intend to continue our aggressive asset management efforts in this regard. Examples of our work include the approximate $7 million renovation and repositioning of the Hotel Adagio San Francisco in 2012, enabling the hotel to become part of the Marriott Autograph Collection in 2013; the approximate $5 million we spent in 2012 to create 35 additional guestrooms on the top two, previously vacant, floors of the W Chicago – City Center; and in 2014, the completion of three major investments, including the approximate $38 million comprehensive renovation at our W Chicago – Lakeshore, the approximate $26 million comprehensive renovation of our former W New Orleans to re-brand the hotel as the Le Meridien New Orleans, and the approximate $7 million comprehensive renovation of our former Holiday Inn New York City Midtown – 31st Street to re-brand the hotel as the Hyatt Herald Square New York.
Optimize the branding and management of our hotels. We regularly evaluate opportunities to re-brand certain hotels by determining which brands are available in the market, seeking to quantify the potential improvement in revenue generation and profitability that a hotel might experience under a new brand. We analyze these opportunities by reviewing the revenue data of the local competitive set of hotels that are branded most similarly to the proposed new brand for the hotel, which data we obtain from a third party, STR. Based on this data, we project the expected revenue for the hotel with the new brand and use hotel industry standards for profit margins, and our own operating history, to calculate potential profits. We then compare the potential profits to the expected capital costs to bring the hotel into compliance with the standards of the proposed new brand to calculate a return on investment, which we use to determine whether it is in our shareholders’ interests to undertake the re-branding project. Examples of our deployment of this strategy can be found in the repositioning of the previously independent Hotel Adagio San Francisco to become part of the Marriott Autograph Collection in 2013, and the conversions of our former W New Orleans to the Le Meridien brand and our former Holiday Inn New York City Midtown – 31st Street to the Hyatt brand in 2014. Likewise, we continually evaluate the performance of the third parties managing each of our hotels and evaluate whether a hotel might perform better under different managerial control. In this regard, we review the operating performance of the hotel and compare that with its local competitive set and industry standards, as well as our experience in our dealings with the nine management companies currently operating our hotels. We will pursue a change in a hotel’s management company when we determine the benefits of a change outweigh the costs.
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
Maintain our conservative capital structure to preserve financial flexibility. As a newly formed company when we completed our IPO in 2010, we were not burdened with the legacy balance sheet issues that have adversely impacted some lodging industry participants. We have maintained discipline in targeting an overall debt level not to exceed 40% of the aggregate value of all of our hotels (as calculated in accordance with our revolving credit facility), despite the relatively easy access to debt financing available over the last few years. At the same time, we have secured long-term, low interest rate financing on favorable terms. We believe our strong balance sheet offers us the dual benefit of the ability to move rapidly to capitalize on favorable investment opportunities, as well as to maintain or increase the level of dividends we pay our shareholders over time.
Evaluate opportunities to redeploy capital. We regularly review the hotels in our portfolio to ensure that they continue to meet our investment criteria. If we were to conclude that a hotel’s value has been maximized, or that it no longer fits within our financial or strategic criteria, we may seek to sell the hotel and plan to use the proceeds, net of any retirement of related debt, to supplement our capital for use in future investments in other hotels. In accordance with this strategy, we sold the Courtyard

Anaheim at Disneyland Resort, an upscale hotel located in a market with a significant increase in lodging supply expected, for $32.5 million in 2014 and used the net proceeds to partially fund the subsequent acquisition of the JW Marriott San Francisco Union Square, a high-quality hotel located in the favorable San Francisco market, for a purchase price of $147.2 million.
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
Franchise agreements
Of our 20 current hotels, 11 operate pursuant to franchise agreements with hotel brand companies and nine operate pursuant to management agreements with hotel brand companies that allow them to operate under their respective brands. Under the 11 franchise agreements, we generally pay a royalty fee ranging from 3% to 6% of room revenues and up to 3% of food and beverage revenues, plus additional fees for marketing, central reservation systems, and other franchisor costs that amount to between 1% and 5% of room revenues. The franchise agreements specify certain management, operational, recordkeeping, accounting, reporting and marketing standards and procedures with which we must comply. The agreements also obligate us to comply with the franchisor’s standards and requirements with respect to training of operational personnel, safety, maintaining specified insurance, the types of services and products ancillary to guest room services that may be provided by us, display of signs, and the type, quality and age of FF&E included in guest rooms, lobbies and other common areas. In addition, certain franchise agreements impose conditions with respect to (1) levels of mortgage loan financing and (2) conveyances of the hotel or any direct or indirect interest therein to third parties.
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
Employees
As of February 13, 2015, we had 13 employees. All persons employed in the day to day operations of our hotels are employees of the management companies engaged by our TRS lessees to operate such hotels.
Available Information
We maintain an Internet site, www.chesapeakelodgingtrust.com, which contains additional information concerning the Trust. We make available free of charge through our Internet site our reports that have been filed or furnished with the Securities and Exchange Commission (the “SEC”) as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC. We also post on our Internet site our Code of Business Conduct and Ethics, Principles of Corporate Governance, and the charters of our Audit, Compensation, and Nominating and Corporate Governance Committees of our board of trustees. We intend to disclose on our website any changes to, or waivers from, our Code of Business Conduct and Ethics. Information on our Internet site is neither part of nor incorporated into this Form 10-K.

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
The performance of the lodging industry has historically been closely linked to the performance of the general economy and, specifically, growth in U.S. GDP. Fluctuations in lodging demand and, therefore, operating performance, are caused largely by changing general economic and local market conditions, which subsequently affect levels of business and leisure travel. The global economic downturn from late 2007 through 2009 led to a significant decline in demand for products and services provided by the lodging industry, lowered occupancy levels and significantly reduced room rates. Demand for products and services provided by the lodging industry generally trails improvement in economic conditions, but since 2010 the lodging industry has recovered faster and stronger than the U.S. economy generally. Furthermore, industry-wide RevPAR from 2010 through 2014 increased 39.2%, as reported by STR, and in 2013, surpassed the prior peak established in 2007, as a result of continued improvements in hotel occupancy levels and ADR, and below historical average growth in lodging supply. There can be no assurance of either any further increase in demand for hotel rooms from current levels or of the timing or extent of any such demand growth. If demand weakens, our operating results and profitability could be adversely affected. Contraction of the U.S. economy, if experienced, would likely have an adverse impact on our revenues and negatively affect our profitability.
In addition to general economic conditions, new hotel room supply is an important factor that can affect the lodging industry’s performance and overbuilding has the potential to further exacerbate the negative impact of an economic downturn. Room rates and occupancy, and thus RevPAR, tend to increase when demand growth exceeds supply growth. Although we believe that lodging demand growth will continue to exceed lodging supply growth in 2015, no assurances can be made. A reduction or slowdown in growth of lodging demand or increased growth in lodging supply could result in returns that are substantially below expectations or result in losses, which could have a material adverse effect on our business, financial condition, results of operations and the amount of cash available for distributions to our shareholders.
We may not be able to successfully grow our business or generate sufficient operating cash flows to sustain or increase distributions to our shareholders.
Our ability to grow our business and sustain or increase distributions to our shareholders depends on many factors, including the financial performance of our hotels, the availability of additional attractive acquisition opportunities that satisfy our investment strategies, and our success in identifying and consummating the acquisitions on favorable terms. We compete for investment opportunities with other entities, some of which have substantially greater financial resources than we do. This competition may limit the number of suitable investment opportunities offered to us or have the effect of increasing the bargaining power of hotel owners seeking to sell to us, making it more difficult for us to acquire new hotels on attractive terms or at all. Our ability to commit to purchase specific properties will depend, in part, on the amount of our available cash and financial resources at a given time. We cannot assure you that we will be able to acquire hotels with attractive returns or will not seek hotels with greater risk to obtain the same level of returns or that the value of our hotels in the future will not decline substantially. Furthermore, there can be no assurance that our current hotels will continue to generate sufficient operating cash flows to pay our operating expenses and enable us to sustain or increase the amount or rate of distributions we make to our shareholders.
Because our officers have broad discretion to invest our available cash and the proceeds of financing transactions, they may make investments where the returns are substantially below expectations or which result in net operating losses.
Our officers have broad discretion, within the general investment policies established by our board of trustees, to invest our available cash and proceeds of financing transactions and to determine the timing of such investments. In addition, our investment policies may be amended or revised from time to time at the discretion of our board of trustees, without a vote of our shareholders. Such discretion could result in investments that may not yield returns consistent with investors’ expectations or with which you may not agree. These factors may increase the uncertainty, and thus the risk, of investing in our shares. Our failure to invest our available funds effectively, or to find suitable hotels to acquire in a timely manner or on acceptable terms, could result in returns that are substantially below expectations or result in losses, which could have a material adverse effect on our business, financial condition, results of operations, and our ability to make distributions to our shareholders.

We cannot assure you that we will be able to identify additional assets that meet our investment objectives, that we will be successful in consummating any investment opportunities we identify, or that one or more investments we may make will generate revenue, income or cash flow. Our inability to do any of the foregoing could materially and adversely affect our results of operations and cash flows and our ability to make distributions to our shareholders.
Our success depends on key personnel whose continued service is not guaranteed.
We depend on the efforts and expertise of our president and chief executive officer, our executive vice president and chief financial officer, and our executive vice president and chief investment officer to manage our day to day operations and strategic business direction. The loss of their services, and our inability to find suitable replacements, could have an adverse effect on our operations.
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
We do not have the authority to require any hotel to be operated in a particular manner or to govern any particular aspect of the daily operations of any hotel (for instance, setting room rates). Thus, even if we believe our hotels are being operated inefficiently or in a manner that does not result in satisfactory occupancy rates, RevPAR and ADR, we are not able to force the management company to change its method of operation of our hotels. If necessary, we generally will attempt to resolve issues with our hotel managers through discussions and negotiations. However, if we are unable to reach satisfactory results through discussions and negotiations, we may choose to litigate the dispute or submit the matter to third-party dispute resolution. Our ability to seek redress against a management company for a violation of the terms of the applicable management agreement with our TRS may be limited by the terms of the applicable management agreement. In the event that we need to replace any of our management companies, we may be required by the terms of the management agreement to pay substantial termination fees and may experience significant disruptions at the affected hotels.
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
As a REIT, we are required to distribute at least 90% of our REIT taxable income (determined before the deduction for dividends paid and excluding net capital gains) each year to our shareholders. Future downturns in our operating results and financial performance or unanticipated capital improvements to our hotels, including capital improvements which may be required by the hotel brand companies, may impact our ability to declare or pay distributions to our shareholders. The timing and amount of distributions are in the sole discretion of our board of trustees which considers, among other factors, our financial performance, debt service obligations and debt covenants, capital expenditure requirements, and the number of our shares outstanding. We intend to continue to pay regular quarterly dividends but cannot assure you that we will continue to generate sufficient cash in order to fund distributions in the same aggregate amounts as we have paid in the past or at all.
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

•	impose concentration limitations on the value and other characteristics of hotels comprising the collateral pool securing the revolving credit facility; and

•	limit our ability to engage in a change in control transaction without causing the amounts outstanding under the revolving credit facility to become immediately due and payable.
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

If we do not have sufficient funds to repay our debt at maturity, it may be necessary to refinance this debt through additional debt financing, or from funds raised through private or public offerings of debt or equity securities. Adverse economic conditions could cause the terms on which we borrow or refinance to be unfavorable or otherwise impair our ability to raise necessary funds through the capital markets. If we are unable to refinance our debt on acceptable terms, we may be forced to dispose of hotels on disadvantageous terms or at times which may not permit us to receive an attractive return on our investments, potentially resulting in losses adversely affecting cash flow from operating activities. We have placed, and may continue to place, mortgages on our hotels to secure our debt. To the extent we cannot meet our debt service obligations, we risk losing some or all of those hotels to foreclosure.
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
We have obtained in the past, and may continue to seek in the future, various forms of interest rate protection-such as swap agreements, interest rate cap contracts or similar agreements-to hedge against the possible negative effects of interest rate fluctuations. However, we cannot assure you that any hedging will adequately mitigate the adverse effects of interest rate increases or that counterparties under these agreements will honor their obligations thereunder. In addition, we may be subject to risks of default by hedging counterparties.
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
Our hotels are subject to various operating risks common to the lodging industry, many of which are beyond our control, including the following:

•	competition from other hotels in our markets;

•	development of new hotels in our markets, which could adversely affect occupancy and revenues at the hotels we currently own or may acquire;

•	dependence on business and commercial travelers and tourism;

•	increases in energy costs and other expenses affecting travel, which may affect travel patterns and reduce the number of business and commercial travelers and tourists;

•	increases in operating costs due to inflation and other factors that may not be offset by increased room rates;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances that may increase our costs of compliance with laws and regulations, fiscal policies and ordinances;

•	adverse effects of international, national, regional and local economic and market conditions;

•
unforeseen events beyond our control, such as terrorist attacks, travel related health concerns, including pandemics and epidemics, such as H1N1 influenza (swine flu), avian bird flu, SARS, and Ebola, political instability, regional hostilities, imposition of taxes or surcharges by regulatory authorities, travel related accidents and unusual weather patterns, including natural disasters, such as hurricanes, tsunamis or earthquakes;

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
The hotel industry is seasonal in nature. This seasonality can be expected to cause quarterly fluctuations in our revenues. Our quarterly earnings may be adversely affected by factors outside our control, including weather conditions and poor economic factors. The first and fourth fiscal quarters tend to be our weaker periods. As a result, we may have to enter into short-term borrowings in certain quarters in order to offset these fluctuations in revenues and to sustain the amount or quarterly rate of distributions we make to our shareholders.
The ongoing need for capital expenditures at our hotels may limit the amounts available for shareholder distributions.
Our hotels will require periodic renovations and other capital improvements, including replacements, from time to time, of furniture, fixtures and equipment, in order to optimize their competitive position in their respective markets. Hotel brand companies, from whom we license brands for certain of our hotels, require periodic capital improvements as a condition of keeping the brand licenses. In addition, our hotel managers and lenders require that we set aside annual amounts for capital improvements to our hotels. These capital improvements may give rise to the following risks:

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
Some of our hotel rooms are booked through Internet travel intermediaries, including, but not limited to, Travelocity.com, Hotels.com, Expedia.com, Priceline.com, Orbitz.com, and Booking.com. As these Internet bookings increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from us and our hotel managers. Moreover, some of these Internet travel intermediaries are attempting to offer hotel rooms as a commodity, by increasing the importance of price and general indicators of quality (such as “three-star downtown hotel”) at the expense of brand identification. These intermediaries hope that consumers will eventually develop brand loyalties to their reservations system rather than to the brands under which our hotels are franchised. Although most of the business for our hotels is expected to be derived from traditional channels, if the amount of sales made through Internet intermediaries increases significantly, room revenues may flatten or decrease and our profitability could be adversely affected.
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
We maintain comprehensive insurance on each of the hotels we own, including liability, fire and extended coverage, of the type and amount we believe are customarily obtained for or by hotel owners. Various types of catastrophic losses, like earthquakes and floods, losses from foreign terrorist activities, such as those on September 11, 2001, or losses from domestic terrorist activities, such as the Oklahoma City bombing on April 19, 1995, may not be fully insurable. With four hotels located in San Francisco, we are particularly sensitive to earthquake risks in that area.
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
We have entered into management agreements with third-party hotel managers to operate our hotels. Our hotel managers are responsible for hiring and maintaining the labor force at each of our hotels. Although we do not directly employ or manage employees at our hotels, we are subject to many of the costs and risks generally associated with the hotel labor force. Increased labor costs due to factors like additional taxes or requirements to incur additional employee benefits costs, including the requirements of the Affordable Care Act, may adversely impact our operating costs. Labor costs can be particularly challenging at those of our hotels with unionized labor. From time to time, hotel operations may be disrupted as a result of strikes, lockouts, public demonstrations (which may target our non-union hotels as well as those employing unionized labor) or other negative actions and publicity. We also may incur increased legal costs and indirect labor costs as a result of contract disputes or other events. Additionally, hotels where our managers have collective bargaining agreements with employees are more highly affected by labor force activities than others. The resolution of labor disputes or re-negotiated labor contracts could lead to increased labor costs, either by increases in wages or benefits or by changes in work rules that raise hotel operating costs. Furthermore, labor agreements may limit the ability of our hotel managers to reduce the size of hotel workforces during an economic downturn because collective bargaining agreements are negotiated between the hotel managers and labor unions. We do not have the ability to control the outcome of these negotiations.
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

We sold one hotel in 2014 and, if the investment no longer meets our ownership criteria or objectives, we may decide in the future to sell one or more of our hotels. We cannot predict whether we will be able to sell any hotel for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a hotel.

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

From time to time we may be subject to litigation, which could have a material adverse effect on our financial condition, results of operations, cash flow and trading price of our common shares.
Although our hotel managers are generally responsible for all aspects of the operation of our hotels, and to indemnify us for any losses resulting from litigation arising from such operations, from time to time we may be subject to litigation. Some of these claims may result in defense costs, settlements, fines or judgments against us, some of which are not, or cannot be, covered by insurance. Payment of any such costs, settlements, fines or judgments that are not insured could have a material adverse effect on our financial position and results of operations. In addition, certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could adversely impact our results of operations and cash flows, expose us to increased risks that would be uninsured, and/or adversely impact our ability to attract officers and trustees.
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
A maximum 20% tax rate applies to “qualified” dividends payable to individual U.S. shareholders. Dividends payable by REITs, however, are generally not qualified dividends eligible for the reduced rates and are taxed at normal ordinary income tax rates. However, to the extent such dividends are attributable to certain dividends that we receive from a taxable REIT subsidiary, such dividends generally will be eligible for the reduced rates that apply to qualified dividends. The more favorable rates applicable to regular corporate dividends could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common shares.
If our leases are not respected as true leases for U.S. federal income tax purposes, we would fail to qualify as a REIT.
One of the requirements for us to qualify as a REIT is that we are required to satisfy two gross income tests, pursuant to which specified percentages of our gross income must be passive income, such as rent. For the rent paid pursuant to the hotel leases with our TRS, which constitutes substantially all of our gross income, to qualify for purposes of the gross income tests, the leases must be respected as true leases for U.S. federal income tax purposes and must not be treated as service contracts, joint ventures or some other type of arrangement. We attempt to structure our leases so that the leases will be respected as true leases for U.S. federal income tax purposes, but there can be no assurance that the IRS will agree with this characterization. If the leases are not respected as true leases for U.S. federal income tax purposes, we will not be able to satisfy either of the two gross income tests applicable to REITs and likely would lose our REIT qualification for U.S. federal income tax purposes.
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
Our TRS recently received a notice that it will be subject to an examination by the Internal Revenue Service.
During the third quarter of 2014, management was notified by the U.S. Internal Revenue Service (the "IRS") that the Trust’s TRS has been selected at random for a compliance research examination for the tax years ended December 31, 2012 and 2011.

As of the date of this filing, we have not yet received a Revenue Agent’s Report, generally issued at the conclusion of an IRS examination, and the examination remains open. The timing of the examination process and the resolution and negotiations regarding any potential discrepancy with taxing authorities is highly uncertain. Should the Trust experience an unfavorable outcome in the IRS matter, such an outcome could have a material impact on our results of operations, financial position, and cash flows.
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
Authority to issue shares of beneficial interest
Our declaration of trust authorizes our board of trustees to issue up to 400,000,000 common shares and up to 100,000,000 preferred shares without approval of our shareholders. The board's authority to issue additional shares and to determine the rights of any series of preferred shares without shareholder approval could be used as an anti-takeover defense. For example, the board could create a new series of preferred shares with special voting, conversion, or control rights that could make a takeover more difficult. Accordingly, issuances of additional shares may have the effect of delaying or preventing a change in control of the Trust, including transactions at a premium over the then-prevailing market price of our common shares, even if shareholders believe that a change of control is in their interest.
Certain provisions of Maryland law could inhibit changes in control
Certain provisions of Maryland law may have the effect of deterring a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide the holders of our common shares with the opportunity to realize a premium over the then-prevailing market price of our common shares. The “business combination” provisions of Maryland law generally prohibit certain business combinations (including a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities) between us and an “interested shareholder” (defined generally as any person who beneficially owns 10% or more of our then outstanding voting shares or an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of our then outstanding voting shares) or an affiliate thereof for five years after the most recent date on which the shareholder becomes an interested shareholder. After the five-year prohibition, any business combination between us and an interested shareholder generally must be recommended by our board of trustees and approved by the affirmative vote of at least (1) 80% of the votes entitled to be cast by holders of our outstanding voting shares; and (2) two-thirds of the votes entitled to be cast by holders of the our outstanding voting shares of other than shares held by the interested shareholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested shareholder. These super-majority vote requirements do not apply if our common shareholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested shareholder for its shares. These provisions of Maryland law do not apply, however, to business combinations that are approved or exempted by a board of trustees prior to the time that the interested shareholder becomes an interested shareholder. Pursuant to the statute, our board of trustees has by resolution exempted business combinations between us and any other person, provided that such business combination is first approved by our board of trustees (including a majority of our trustees who are not affiliates or associates of such person), and such resolution may not be repealed, amended or altered without the approval by the shareholders of the Trust. Further, under our declaration of trust, a trustee may be removed at any time, but only with cause, at a meeting of the shareholders by the affirmative vote of the holders of not less than two-thirds of the shares then outstanding and entitled to vote generally in the election of trustees.
The “control share” provisions of Maryland law provide that “control shares” of a Maryland corporation (defined as shares which, when aggregated with other shares controlled by the shareholder (except solely by virtue of a revocable proxy), entitle the shareholder to exercise one of three increasing ranges of voting power in electing trustees) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights except to the extent approved by our shareholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding votes entitled to be cast by the acquirer of control shares, our officers and our personnel who are also our trustees. Our bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of our common shares. Our bylaws prohibit the repeal, amendment or alteration of this provision without the approval by the shareholders of the Trust; however, there can be no assurance that this provision will not be amended or eliminated at some time in the future.
The “unsolicited takeover” provisions of Maryland law permit our board of trustees, without shareholder approval and regardless of what is currently provided in our declaration of trust or bylaws, to implement takeover defenses, some of which (for example, a classified board) we do not yet have. These provisions may have the effect of inhibiting a third party from making an acquisition proposal for us or of delaying, deferring or preventing a change in control of us under the circumstances that otherwise could provide the holders of our common shares with the opportunity to realize a premium over the then current market price. The board has resolved to opt out of the “unsolicited takeover” provisions of Maryland law, and that resolution may not be repealed absent the approval by the shareholders of the Trust; however, there can be no assurance that the resolution adopted by the board will not be amended or eliminated at some time in the future.
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
Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We may in the future discover areas of our internal control that need improvement. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal control over financial reporting and have our independent auditors annually issue their own opinion on our internal control over financial reporting. Though we invest substantial resources in maintaining adequate control over our financial reporting and financial processes, we cannot be certain that we will be successful. Furthermore, as we grow our business, our internal controls will become more complex, and we will require significantly more resources to ensure our internal controls remain effective. If we or our independent auditors discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market value of our shares. Additionally, the existence of any material weakness or significant deficiency would require management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner.
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

•
unforeseen events beyond our control, such as terrorist attacks, travel related health concerns including pandemics and epidemics, such as H1N1 influenza (swine flu), avian bird flu, SARS, and Ebola, political instability, regional hostilities, increases in fuel prices, imposition of taxes or surcharges by regulatory authorities, travel related accidents and unusual weather patterns, including natural disasters, such as hurricanes, tsunamis or earthquakes.

Future issuances of our common shares may depress the market price of our common shares and have a dilutive effect on our existing shareholders.

From time to time we may issue common shares to raise capital or for other business purposes. Future issuances, or the issuance of our common shares in connection with future hotel or business acquisitions, or the perception that such issuances might occur, may cause the market price of our common shares to decline. In addition, future issuances of our common shares may be dilutive to existing shareholders.

Holders of our outstanding series A preferred shares have dividend, liquidation and other rights that are senior to the rights of the holders of our common shares.

As of December 31, 2014, 5,000,000 of our series A preferred shares were issued and outstanding. Holders of our outstanding series A preferred shares are entitled to cumulative dividends before any dividends may be declared or set aside on our common shares. Upon our voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of our common shares, holders of our series A preferred shares are entitled to receive a liquidation preference of $25.00 per share plus any accrued and unpaid distributions. This will reduce the remaining amount of our assets, if any, available to distribute to holders of our common shares. In addition, holders of our series A preferred shares have the right to elect two additional trustees to our board of trustees whenever dividends are in arrears in an aggregate amount equivalent to six or more quarterly dividends, whether or not consecutive.

The change of control conversion and redemption features of our series A preferred shares may make it more difficult for a party to take over the Trust or discourage a party from taking over the Trust.

Upon the occurrence of a change of control, the result of which our common shares and the common securities of the acquiring or surviving entity (or American Depositary Receipts representing such securities) are not listed on the NYSE, the NYSE MKT or the NASDAQ Stock Market or listed or quoted on a successor exchange or quotation system, holders of our series A preferred shares will have the right (unless we have provided or provide notice of our election to redeem the series A preferred shares) to convert some or all of their series A preferred shares into our common shares (or equivalent value of alternative consideration), and under these circumstances we will also have a special optional redemption right to redeem the series A preferred shares. Upon such a conversion, the holders of series A preferred shares will be limited to a maximum number of our common shares equal to 2.9189 multiplied by the number of series A preferred shares converted. Those features of the series A preferred shares may have the effect of inhibiting a third party from making an acquisition proposal for the Trust or of delaying, deferring or preventing a change of control of the Trust under circumstances that otherwise could provide our shareholders with the opportunity to realize a premium over the then-current market price or that our shareholders may otherwise believe is in their best interests.
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

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
As of February 13, 2015, we owned the following 20 hotels:

Hotel		Number of Rooms	Location
1	Hyatt Regency Boston	502	Boston, MA
2	Hilton Checkers Los Angeles	193	Los Angeles, CA
3	Boston Marriott Newton	430	Newton, MA
4	Le Meridien San Francisco	360	San Francisco, CA
5	Homewood Suites Seattle Convention Center	195	Seattle, WA
6	W Chicago – City Center	403	Chicago, IL
7	Hotel Indigo San Diego Gaslamp Quarter	210	San Diego, CA
8	Courtyard Washington Capitol Hill/Navy Yard	204	Washington, DC
9	Hotel Adagio San Francisco, Autograph Collection	171	San Francisco, CA
10	Denver Marriott City Center	613	Denver, CO
11	Hyatt Herald Square New York	122	New York, NY
12	W Chicago – Lakeshore	520	Chicago, IL
13	Hyatt Regency Mission Bay Spa and Marina	429	San Diego, CA
14	The Hotel Minneapolis, Autograph Collection	222	Minneapolis, MN
15	Hyatt Place New York Midtown South	185	New York, NY
16	W New Orleans – French Quarter	97	New Orleans, LA
17	Le Meridien New Orleans	410	New Orleans, LA
18	Hyatt Fisherman's Wharf	313	San Francisco, CA
19	Hyatt Santa Barbara	200	Santa Barbara, CA
20	JW Marriott San Francisco Union Square	337	San Francisco, CA
	Total number of rooms	6,116

In addition, we lease our headquarters office space located in Annapolis, Maryland.

Item 3.	Legal Proceedings
We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common shares trade on the New York Stock Exchange (the "NYSE") under the symbol “CHSP”. The closing price of our common shares on the NYSE on December 31, 2014 was $37.21 per share. The following table sets forth, for the periods indicated, the high and low sales prices as reported on the NYSE and dividends declared per common share:

	Price Range		Dividends Declared
	High	Low
2014
First quarter	$26.71	$23.31	$0.30
Second quarter	$31.07	$25.16	$0.30
Third quarter	$31.03	$28.79	$0.30
Fourth quarter	$38.15	$28.15	$0.30
2013
First quarter	$23.44	$20.78	$0.24
Second quarter	$24.13	$19.85	$0.24
Third quarter	$24.52	$20.80	$0.26
Fourth quarter	$25.69	$22.17	$0.26

Shareholder Information
As of February 13, 2015, there were 20 registered holders of record of our common shares. This figure does not include beneficial owners who hold shares in nominee form.
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

The following characterizes distributions paid per share for the years ended December 31, 2014 and 2013:

	2014		2013
	$	%	$	%
Common shares:
Ordinary income	$1.134553	97.81%	$0.955327	99.51%
Return of capital	0.025447	2.19%	0.004673	0.49%
Capital gain distribution	—	—	—	—
	$1.160000	100.00%	$0.960000	100.00%

Preferred shares:
Ordinary income	$1.937500	100.00%	$1.937500	100.00%
Return of capital	—	—	—	—
Capital gain distribution	—	—	—	—
	$1.937500	100.00%	$1.937500	100.00%

We intend to continue to declare quarterly distributions to our shareholders. The amount, timing and frequency of future distributions will be determined by our board of trustees based upon a number of factors, including:

•	our results of operations, including our operating expenses and taxable income;

•	the timing of the investment of proceeds from future share offerings;

•	debt service requirements;

•	capital expenditure requirements for our hotels;

•	the annual distribution requirement under the REIT provisions of the Internal Revenue Code; and

•	other factors that our board of trustees may deem relevant.
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
Issuer Purchases of Equity Securities
The following table provides information about our purchase of our common shares during the three months ended December 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2014—October 31, 2014	—	$—	n/a	n/a
November 1, 2014—November 30, 2014	—	$—	n/a	n/a
December 1, 2014—December 31, 2014	61,059	$37.12	n/a	n/a
	61,059	$37.12	n/a	n/a

We do not currently have a repurchase plan or program in place. However, we do provide employees, who have been issued restricted common shares, the option of selling shares to us to satisfy the minimum statutory tax withholding requirements on the date their shares vest. The common shares repurchased during the three months ended December 31, 2014 related to such repurchases.

Item 6.	Selected Financial Data
We were organized in the state of Maryland in June 2009 and completed our IPO in January 2010. We own 20 hotels as of the date of this filing with aggregate purchase prices of $1.6 billion. The following table includes selected historical data and financial information and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto, both included elsewhere in this Form 10-K (in thousands, except hotel, share and per share data).

	As of December 31,
	2014	2013	2012	2011	2010
Hotel Portfolio Data:
Number of hotels	20	20	15	12	5
Number of hotel rooms	6,116	5,932	4,727	3,556	1,638

Balance Sheet Data:
Cash and cash equivalents	$29,326	$28,713	$33,194	$20,960	$10,551
Restricted cash	43,387	34,235	23,460	15,034	2,588
Investments in hotels, net	1,617,419	1,461,220	1,147,104	919,206	400,634
Total assets	1,719,935	1,554,158	1,232,828	971,138	425,308
Long-term debt	551,723	531,771	405,208	407,736	105,000
Total shareholders’ equity	1,081,982	946,557	766,808	520,129	305,256

	Year Ended December 31,
	2014	2013	2012	2011	2010
Statement of Operations Data:
Revenues	$477,980	$420,177	$278,276	$172,191	$54,194
Hotel operating expenses, excluding depreciation and amortization	324,882	284,963	185,842	116,127	37,341
Corporate general and administrative	15,557	13,125	11,297	9,996	7,085
Hotel acquisition costs	3,622	4,222	2,994	5,081	3,597
Net income (loss)	60,954	45,318	27,177	9,036	(674)
Net income (loss) available per common share:
Basic	1.01	0.75	0.66	0.30	(0.07)
Diluted	1.00	0.75	0.66	0.30	(0.07)
Weighted-average common shares outstanding:
Basic	50,488,007	47,295,089	34,048,752	29,413,841	11,236,120
Diluted	50,890,861	47,295,089	34,048,752	29,413,841	11,236,120

Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	119,634	99,962	67,737	36,708	12,199
Investing activities	(209,816)	(361,558)	(270,459)	(491,991)	(411,199)
Financing activities	90,795	257,115	214,956	465,692	409,528

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Trust was organized as a self-advised REIT in the state of Maryland in June 2009, with a focus on investments primarily in upper-upscale hotels in major business and convention markets and, on a selective basis, premium select-service hotels in urban settings or unique locations in the U.S. We completed our IPO in January 2010 and own the following 20 hotels as of the date of this filing:

Hotel		Location	Rooms	Acquisition Date
1	Hyatt Regency Boston	Boston, MA	502	March 18, 2010
2	Hilton Checkers Los Angeles	Los Angeles, CA	193	June 1, 2010
3	Boston Marriott Newton	Newton, MA	430	July 30, 2010
4	Le Meridien San Francisco	San Francisco, CA	360	December 15, 2010
5	Homewood Suites Seattle Convention Center	Seattle, WA	195	May 2, 2011
6	W Chicago – City Center	Chicago, IL	403	May 10, 2011
7	Hotel Indigo San Diego Gaslamp Quarter	San Diego, CA	210	June 17, 2011
8	Courtyard Washington Capitol Hill/Navy Yard	Washington, DC	204	June 30, 2011
9	Hotel Adagio San Francisco, Autograph Collection	San Francisco, CA	171	July 8, 2011
10	Denver Marriott City Center	Denver, CO	613	October 3, 2011
11	Hyatt Herald Square New York	New York, NY	122	December 22, 2011
12	W Chicago – Lakeshore	Chicago, IL	520	August 21, 2012
13	Hyatt Regency Mission Bay Spa and Marina	San Diego, CA	429	September 7, 2012
14	The Hotel Minneapolis, Autograph Collection	Minneapolis, MN	222	October 30, 2012
15	Hyatt Place New York Midtown South	New York, NY	185	March 14, 2013
16	W New Orleans – French Quarter	New Orleans, LA	97	March 28, 2013
17	Le Meridien New Orleans	New Orleans, LA	410	April 25, 2013
18	Hyatt Fisherman's Wharf	San Francisco, CA	313	May 31, 2013
19	Hyatt Santa Barbara	Santa Barbara, CA	200	June 27, 2013
20	JW Marriott San Francisco Union Square	San Francisco, CA	337	October 1, 2014
			6,116

Hotel Operating Metrics
We believe that the results of operations of our hotels are best explained by five key performance indicators: occupancy, ADR, RevPAR, Adjusted Hotel EBITDA, and Adjusted Hotel EBITDA Margin. See the “Non-GAAP Financial Measures” section for additional information on Adjusted Hotel EBITDA and Adjusted Hotel EBITDA Margin.
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

Executive Summary
Our hotel portfolio continued its strong performance during 2014 as the U.S. lodging industry experienced improving fundamentals for the fifth consecutive year since the economic recession of 2008-2009. We remained active in improving the quality of our hotel portfolio by selling the Courtyard Anaheim at Disneyland Resort, an upscale hotel located in a market with a significant increase in lodging supply expected, and redeploying the sale proceeds to partially fund the acquisition of the JW Marriott San Francisco Union Square, our fourth hotel located in the favorable San Francisco market. We were able to fund the remaining acquisition consideration with $143.9 million of net proceeds from a common share offering during the year. In addition, we completed during the year the comprehensive renovations of the W Chicago – Lakeshore, the former Holiday Inn

New York City Midtown – 31st Street to reposition the hotel as the Hyatt Herald Square New York, and the former W New Orleans to reposition the hotel as the Le Meridien New Orleans. We believe these three newly renovated hotels will increase shareholder value and generate significant growth for our hotel portfolio for the next several years. We also strengthened our balance sheet in 2014 by originating a new $90.0 million secured financing, taking advantage of the attractive interest rate environment and extending one of our debt maturities.
Our 20-hotel portfolio performed well in 2014 with RevPAR growth of 5.9% as compared to 2013, driven by an increase in ADR of 6.6% offset by a decline in occupancy of 0.5 percentage points. We generated growth in Adjusted Hotel EBITDA of 9.3% and growth in Adjusted Hotel EBITDA Margin of 130 basis points. Excluding our three hotels that were undergoing comprehensive renovations during 2014, our 17-hotel portfolio performed even better with RevPAR growth of 9.5% as compared to 2013, driven by an increase in occupancy of 1.6 percentage points and an increase in ADR of 7.4%. For the 17-hotel portfolio, we generated growth in Adjusted Hotel EBITDA of 15.0% and growth in Adjusted Hotel EBITDA Margin of 200 basis points.
Our 17-hotel portfolio RevPAR growth of 9.5% outperformed the 8.3% increase in RevPAR for the overall U.S. lodging industry, as reported by STR. We believe our outperformance resulted from our intense asset management and the location of our hotels in major markets, and specifically, in several of the strongest performing markets in the U.S. during the year, including San Francisco, Boston, Seattle, San Diego, and Denver. Occupancy at our hotels is primarily driven by corporate transient customers and to a lesser extent from group customers, from which segments we continue to see strong demand for rooms. With our high levels of occupancy, our hotel managers were able to exercise pricing power and increase ADR which led to increased hotel profitability. In addition, we saw significant improvements in Adjusted Hotel EBITDA and Adjusted Hotel EBITDA Margin at the hotels acquired in 2013 as a result of operational changes instituted as part of our asset management initiatives.
We continue to expect positive operating trends for our hotel portfolio through the remainder of 2015 and the foreseeable future as a result of favorable hotel supply and demand fundamentals in our geographic markets, our asset management initiatives, and the completion of our major repositioning projects at the W Chicago – Lakeshore, the Hyatt Herald Square New York, and the Le Meridien New Orleans. We also continue to identify and pursue acquisition opportunities to prudently and selectively grow our hotel portfolio.

Results of Operations
Comparison of years ended December 31, 2014 and 2013
Results of operations for the year ended December 31, 2014 include the operating activity of 19 hotels for the full year and two hotels for part of the year, whereas the results of operations for the year ended December 31, 2013 include the operating activity of 15 hotels for the full year and five hotels for part of the year. We use the term “comparable hotel portfolio” to refer to those hotels owned for the entirety of the two periods being compared and the term “non-comparable hotel portfolio” to refer to those hotels acquired or sold in either of the two periods being compared. The comparable hotel portfolio for the years ended December 31, 2014 and 2013 includes 14 of the 20 hotels owned as of December 31, 2014.
Revenues—Total revenue for the year ended December 31, 2014 was $478.0 million, of which $364.5 million was contributed by the comparable hotel portfolio and $113.5 million was contributed by the non-comparable hotel portfolio. Total revenue for the year ended December 31, 2013 was $420.2 million, of which $348.5 million was contributed by the comparable hotel portfolio and $71.7 million was contributed by the non-comparable hotel portfolio. The increase in total revenue for the comparable hotel portfolio of $16.0 million was primarily a result of increased demand for rooms from corporate and leisure transient customers, particularly at our hotels located in San Francisco, Boston, Seattle, and San Diego, and from group customers at our hotels located in Boston, San Francisco, and Denver, which was driven by favorable convention calendars for their respective markets during the year ended December 31, 2014 as compared to the year ended December 31, 2013. Aside from the strong market dynamics of San Francisco, total revenue at the Hotel Adagio San Francisco, Autograph Collection increased also as a result of its re-branding and inclusion in Marriott’s Autograph Collection (previously, it operated as an independent hotel), which occurred late in the first quarter of 2013. The aforementioned increases in total revenue were offset partially by a decrease in total revenue from the W Chicago – Lakeshore as a result of the comprehensive renovation that was ongoing during the year ended December 31, 2014, which negatively impacted customer demand at the hotel, and the closure of the former Holiday Inn New York City Midtown – 31st Street during August through early October of 2014 to reposition the hotel as the Hyatt Herald Square New York.
Hotel operating expenses—Hotel operating expenses, excluding depreciation and amortization, for the year ended December 31, 2014 was $324.9 million, of which $246.7 million was contributed by the comparable hotel portfolio and $78.2 million was contributed by the non-comparable hotel portfolio. Hotel operating expenses, excluding depreciation and amortization, for the year ended December 31, 2013 was $285.0 million, of which $236.5 million was contributed by the comparable hotel portfolio and $48.5 million was contributed by the non-comparable hotel portfolio. The increase in total hotel operating expenses for the comparable hotel portfolio of $10.2 million was primarily a result of increases in corresponding total revenue for the comparable hotel portfolio, offset partially by a decrease in total hotel operating expenses at the W Chicago – Lakeshore and the Hyatt Herald Square New York commensurate with the decreases in total revenue due to their respective comprehensive renovations occurring during the year ended December 31, 2014. The increase in total hotel operating expenses associated with the increase in corresponding total revenue for the comparable hotel portfolio, however, was limited as a result of the increase in total revenue being primarily driven by an increase in ADR, which has a lesser corresponding increase in variable hotel operating expenses than an increase in occupancy. Furthermore, our hotel managers were able to reduce or limit increases in total hotel operating expenses as a result of our asset management initiatives.
Depreciation and amortization—Depreciation and amortization expense for the years ended December 31, 2014 and 2013 was $51.6 million and $44.5 million, respectively. The increase in depreciation and amortization expense was primarily attributable to the five hotels acquired at various times in 2013, the completion of three comprehensive renovations during 2014, and the acquisition of one hotel during the fourth quarter of 2014.
Air rights contract amortization—Air rights contract amortization expense associated with the Hyatt Regency Boston for each of the years ended December 31, 2014 and 2013 was $0.5 million.
Corporate general and administrative—Corporate general and administrative expense for the years ended December 31, 2014 and 2013 was $15.6 million and $13.1 million, respectively. Included in corporate general and administrative expense for the years ended December 31, 2014 and 2013 was $5.8 million and $4.6 million, respectively, of non-cash share-based compensation expense. The increase in corporate general and administrative expense is primarily related to an increase in employee compensation expense, including non-cash share-based compensation expense, and professional services fees.
Hotel acquisition costs—Hotel acquisition costs for the years ended ended December 31, 2014 and 2013 was $3.6 million and $4.2 million, respectively. The decrease in hotel acquisition costs is a result of one hotel acquisition occurring during the year ended December 31, 2014, as compared to five hotel acquisitions occurring during year ended December 31, 2013.
Interest expense—Interest expense for the years ended December 31, 2014 and 2013 was $27.4 million and $25.8 million, respectively. The increase in interest expense is directly related to the increase in long-term debt outstanding, reflecting the use of debt to partially fund five hotel acquisitions during 2013 and one hotel acquisition during 2014.
Gain on sale of hotel—Gain on sale of hotel for the year ended December 31, 2014 was $7.0 million related to the sale of the Courtyard Anaheim at Disneyland Resort on September 30, 2014.
Loss on early extinguishment of debt—Loss on early extinguishment of debt for the year ended December 31, 2013 was $0.4 million. The loss on early extinguishment of debt was related to the write-off of unamortized deferred financing costs associated with the prepayment of a previous $130.0 million term loan secured by the Le Meridien San Francisco and the W Chicago – City Center during the year.
Income tax expense—Income tax expense for the years ended December 31, 2014 and 2013 was $0.5 million and $1.7 million, respectively. Income tax expense is directly related to taxable income generated by our TRS during the periods.
Comparison of years ended December 31, 2013 and 2012
Results of operations for the year ended December 31, 2013 include the operating activity of 15 hotels for the full year and five hotels for part of the year, whereas the results of operations for the year ended December 31, 2012 include the operating activity of 12 hotels for the full year and three hotels for part of the year. The comparable hotel portfolio for the years ended December 31, 2013 and 2012 includes 12 of the 20 hotels owned as of December 31, 2013.
Revenues—Total revenue for the year ended December 31, 2013 was $420.2 million, of which $266.2 million was contributed by the comparable hotel portfolio and $154.0 million was contributed by the non-comparable hotel portfolio. Total revenue for the year ended December 31, 2012 was $278.3 million, of which $249.7 million was contributed by the comparable hotel portfolio and $28.6 million was contributed by the non-comparable hotel portfolio. The increase in total revenue for the comparable hotel portfolio of $16.5 million was primarily a result of increased demand for rooms from corporate and leisure transient customers, particularly at our hotels located in San Francisco, Boston, Seattle, and San Diego, and from group customers at our hotels located in San Francisco and Denver, which was driven by favorable convention calendars for their respective markets during the year ended December 31, 2013 as compared to the year ended December 31, 2012. Aside from the strong market dynamics of San Francisco, total revenue at the Hotel Adagio San Francisco, Autograph Collection increased also as a result of its re-branding and inclusion in Marriott’s Autograph Collection (previously, it operated as an independent hotel), which occurred late in the first quarter of 2013.
Hotel operating expenses—Hotel operating expenses, excluding depreciation and amortization, for the year ended December 31, 2013 was $285.0 million, of which $171.7 million was contributed by the comparable hotel portfolio and $113.3 million was contributed by the non-comparable hotel portfolio. Hotel operating expenses, excluding depreciation and amortization, for the year ended December 31, 2012 was $185.8 million, of which $163.7 million was contributed by the comparable hotel portfolio and $22.1 million was contributed by the non-comparable hotel portfolio. The increase in total hotel operating expenses for the comparable hotel portfolio of $8.0 million was primarily a result of increases in corresponding total revenue for the comparable hotel portfolio. The increase in total hotel operating expenses associated with the increase in corresponding total revenue for the comparable hotel portfolio, however, was limited as a result of the increase in total revenue being primarily driven by an increase in ADR, which has a lesser corresponding increase in variable hotel operating expenses than an increase in occupancy. Furthermore, our hotel managers were able to reduce or limit increases in total hotel operating expenses as a result of our asset management initiatives.
Depreciation and amortization—Depreciation and amortization expense for the years ended December 31, 2013 and 2012 was $44.5 million and $28.9 million, respectively. The increase in depreciation and amortization expense was primarily attributable to the three hotels acquired at various times in 2012 and the five hotels acquired at various times in 2013.
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
Interest expense—Interest expense for the years ended December 31, 2013 and 2012 was $25.8 million and $21.0 million, respectively. The increase in interest expense is directly related to the increase in long-term debt outstanding, reflecting the use of debt to partially fund three acquisitions during 2012 and five hotel acquisitions during 2013.
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
Hotel operating results
We assess the operating performance of our hotels irrespective of the hotel owner during the periods compared. We use the term "pro forma" to refer to metrics that include, or comparisons of metrics that are based on, the operating results of hotels under previous ownership for either a portion of or the entire period. Since one of our hotels owned as of December 31, 2014 was acquired during 2014 and five of our hotels owned as of December 31, 2014 were acquired at various times during 2013, the key operating metrics reflect the pro forma operating results for those hotels for all, or a certain period, of the years ended December 31, 2014 and 2013. In addition to assessing the operating performance of our 20-hotel portfolio for the year ended December 31, 2014, we also assess the operating performance of a 17-hotel portfolio, which excludes the W Chicago – Lakeshore, the Le Meridien New Orleans, and the Hyatt Herald Square New York, as these hotels were undergoing comprehensive renovations during 2014. Included in the following table are comparisons of occupancy, ADR, RevPAR, Adjusted Hotel EBITDA, and Adjusted Hotel EBITDA Margin for the 17-hotel portfolio and the 20-hotel portfolio for the years ended December 31, 2014 and 2013 (in thousands, except for ADR and RevPAR):

	Year Ended December 31,
	2014(1)	2013(1)	Change
17-Hotel Portfolio(2)
Occupancy	83.4%	81.8%	160 bps
ADR	$218.72	$203.61	7.4%
RevPAR	$182.35	$166.59	9.5%
Adjusted Hotel EBITDA	$144,955	$126,087	15.0%
Adjusted Hotel EBITDA Margin	32.9%	30.9%	200 bps

20-Hotel Portfolio
Occupancy	79.9%	80.4%	(50) bps
ADR	$216.21	$202.81	6.6%
RevPAR	$172.80	$163.12	5.9%
Adjusted Hotel EBITDA	$160,258	$146,639	9.3%
Adjusted Hotel EBITDA Margin	31.8%	30.5%	130 bps

(1)	Includes results of operations for certain hotels prior to our acquisition.

(2)	Excludes the W Chicago – Lakeshore, the Le Meridien New Orleans, and the Hyatt Herald Square New York, as these hotels were undergoing comprehensive renovations during 2014.

The pro forma increase in RevPAR of 9.5% for the 17-hotel portfolio for the year ended December 31, 2014 as compared to the year ended December 31, 2013 was primarily a result of our concentration in the strongest performing markets during the year. ADR increased on a pro forma basis by 7.4% primarily as a result of high levels of occupancy at many of our hotels, which allowed our hotel managers to exercise pricing power. The pro forma increases in occupancy and ADR were primarily a result of increased demand for rooms from corporate and leisure transient customers at our hotels located in San Francisco, Boston, Seattle, San Diego, and Santa Barbara, and from group customers at our hotels located in Boston, San Francisco, and Denver, as a result of favorable convention calendars for these three markets during the year. Aside from the strong market dynamics of San Francisco and Santa Barbara during the period, RevPAR at the Hotel Adagio San Francisco, Autograph Collection increased also as a result of its re-branding and inclusion in Marriott’s Autograph Collection (previously, it operated as an independent hotel), which occurred late in the first quarter of 2013, and RevPAR at the Hyatt Fisherman's Wharf and the Hyatt Santa Barbara increased on a pro forma basis also as a result of asset management initiatives we instituted subsequent to our acquisition of the hotels in May 2013 and June 2013, respectively.
The pro forma increase in Adjusted Hotel EBITDA of 15.0% and the pro forma increase in Adjusted Hotel EBITDA Margin of 200 basis points for the 17-hotel portfolio for the year ended December 31, 2014 as compared to the year ended December 31, 2013 were primarily a result of the pro forma increase in RevPAR of 9.5%. Given the increase in RevPAR was more significantly driven by an increase in ADR, our hotels were able to increase total revenue at a greater percentage than the corresponding percentage increase in total hotel operating expenses. Furthermore, we were able to reduce or limit increases in total hotel operating expenses at several of the hotels acquired in 2013 as a result of operational changes we instituted subsequent to our acquisition of the hotels. The increases in Adjusted Hotel EBITDA and Adjusted Hotel EBITDA Margin during the year ended December 31, 2014 were negatively impacted, however, by increases in property taxes primarily as a result of increases in the assessed values at several of our hotels acquired in 2013.

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
The following table calculates for the 17-hotel portfolio and the 20-hotel portfolio Hotel EBITDA, Adjusted Hotel EBITDA, and Adjusted Hotel EBITDA Margin for the years ended December 31, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2014(1)	2013(1)
17-Hotel Portfolio(2)
Total revenue	$441,231	$407,598
Less: Total hotel operating expenses	297,161	281,209
Hotel EBITDA	144,070	126,389
Add: Non-cash amortization(3)	885	(302)
Adjusted Hotel EBITDA	$144,955	$126,087
Adjusted Hotel EBITDA Margin	32.9%	30.9%

20-Hotel Portfolio
Total revenue	$504,107	$480,204
Less: Total hotel operating expenses	344,734	333,263
Hotel EBITDA	159,373	146,941
Add: Non-cash amortization(3)	885	(302)
Adjusted Hotel EBITDA	$160,258	$146,639
Adjusted Hotel EBITDA Margin	31.8%	30.5%

(1)	Includes results of operations for certain hotels prior to our acquisition.

(2)	Excludes the W Chicago – Lakeshore, the Le Meridien New Orleans, and the Hyatt Herald Square New York, as these hotels were undergoing comprehensive renovations during 2014.

(3)	Includes non-cash amortization of ground lease asset, deferred franchise costs, deferred key money, and unfavorable contract liability.
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

The following table reconciles net income to Corporate EBITDA and Adjusted Corporate EBITDA for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net income	$60,954	$45,318	$27,177
Add: Depreciation and amortization	51,567	44,469	28,931
Interest expense	27,357	25,780	20,976
Loss on early extinguishment of debt	—	372	—
Income tax expense	535	1,655	738
Less: Interest income	(8)	(247)	(199)
Corporate EBITDA	140,405	117,347	77,623
Add: Hotel acquisition costs	3,622	4,222	2,994
Non-cash amortization(1)	1,408	223	242
Less: Gain on sale of hotel	(7,006)	—	—
Adjusted Corporate EBITDA	$138,429	$121,792	$80,859

(1)	Includes non-cash amortization of ground lease asset, deferred franchise costs, deferred key money, unfavorable contract liability, and air rights contract.

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

The following table reconciles net income to FFO, FFO available to common shareholders, and AFFO available to common shareholders for the years ended December 31, 2014, 2013 and 2012 (in thousands, except per share amounts):

	Year Ended December 31,
	2014	2013	2012
Net income	$60,954	$45,318	$27,177
Add: Depreciation and amortization	51,567	44,469	28,931
Less: Gain on sale of hotel	(7,006)	—	—
FFO	105,515	89,787	56,108
Less: Preferred share dividends	(9,688)	(9,688)	(4,413)
Dividends declared on unvested time-based awards	(499)	(361)	(177)
Undistributed earnings allocated to unvested time- based awards	—	—	—
FFO available to common shareholders	95,328	79,738	51,518
Add: Hotel acquisition costs	3,622	4,222	2,994
Non-cash amortization(1)	1,408	223	242
AFFO available to common shareholders	$100,358	$84,183	$54,754

FFO available per common share:
Basic	$1.89	$1.69	$1.51
Diluted	$1.87	$1.69	$1.51
AFFO available per common share:
Basic	$1.99	$1.78	$1.61
Diluted	$1.97	$1.78	$1.61

(1)	Includes non-cash amortization of ground lease asset, deferred franchise costs, deferred key money, unfavorable contract liability, and air rights contract.
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

Sources and Uses of Cash
For the year ended December 31, 2014, net cash flows from operating activities were $119.6 million; net cash flows used in investing activities were $209.8 million, including $152.3 million for the acquisition of the JW Marriott San Francisco Union Square and $87.2 million for improvements and additions to our hotels, offset by proceeds of $31.8 million from the sale of the Courtyard Anaheim at Disneyland Resort; and net cash flows provided by financing activities were $90.8 million, including net proceeds of $143.9 million from the sale of common shares and proceeds of $90.0 million from an issuance of mortgage debt, offset by $69.8 million in scheduled principal payments on mortgage debt and $68.6 million in dividend payments to common and preferred shareholders. As of December 31, 2014, we had cash and cash equivalents of $29.3 million.

Liquidity and Capital Resources
We expect our primary source of cash to meet operating requirements, including payment of dividends in accordance with the REIT requirements of the U.S. federal income tax laws, payment of interest on any borrowings and funding of any capital expenditures, will be from our hotels’ results of operations and existing cash and cash equivalent balances. We currently expect that our operating cash flows will be sufficient to fund our continuing operations. We also expect to use existing restricted cash balances to partially fund any capital expenditures. We intend to incur indebtedness to supplement our investment capital and to maintain flexibility to respond to industry conditions and opportunities. We are targeting an overall debt level not to exceed

40% of the aggregate value of all of our hotels as calculated in accordance with our revolving credit facility; as of December 31, 2014, our overall debt level was 31.1% under this calculation.
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
On February 19, 2015, we announced that we had entered into a definitive agreement to acquire the 393-room James Royal Palm located in Miami Beach, Florida for a purchase price of $278.0 million. We have already deposited $12.0 million under the terms of the share purchase agreement, which is non-refundable except in the event of (i) a default under the share purchase agreement by the seller or (ii) expressly otherwise provided by the share purchase agreement. We expect the acquisition to close in the first quarter of 2015, subject to customary closing conditions, but can give no assurance that the acquisition will be consummated during that time period, or at all.
As of the date of this filing, we have approximately $25.0 million of cash and cash equivalents, approximately $43.0 million of restricted cash, total borrowing availability of $250.0 million under our revolving credit facility, of which we have $40.0 million currently outstanding, and three unencumbered hotels. See the notes to our consolidated financial statements for additional information relating to our revolving credit facility and other long-term debt.

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
The Trust completed the following significant renovation or repositioning projects during 2014:

•
W Chicago – Lakeshore—A comprehensive renovation encompassing guestrooms, public spaces, restaurant, bars, and meeting space, which commenced in the third quarter of 2013, was completed in the second quarter of 2014. The renovation cost is approximately $38.0 million. As of December 31, 2014, $36.5 million had been spent and approximately $1.5 million remained to be spent on final contractor and vendor payments.

•
Le Meridien New Orleans—A comprehensive renovation encompassing guestrooms, public spaces, restaurant, bars, and meeting space to reposition the former W New Orleans, which commenced in the second quarter of 2014, was completed in the fourth quarter of 2014. The current estimated renovation cost is approximately $26.0 million. As of December 31, 2014, $19.4 million had been spent and approximately $6.6 million remained to be spent on final contractor and vendor payments.

•
Hyatt Herald Square New York—A comprehensive renovation encompassing guestrooms, public spaces, restaurant, and bar to reposition the former Holiday Inn New York City Midtown – 31st Street, which commenced in the third quarter of 2014, was completed in the fourth quarter of 2014. The renovation cost was approximately $6.5 million.

Contractual Obligations
The following table sets forth our contractual obligations as of December 31, 2014, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands). There were no other material off-balance sheet arrangements at December 31, 2014.

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Revolving credit facility, including interest(1)	$—	$—	$—	$—	$—
Mortgage loans, including interest	688,305	34,464	180,593	53,834	419,414
Corporate office lease	639	227	412	—	—
Ground leases(2)	210,924	3,933	7,867	7,867	191,257
	$899,868	$38,624	$188,872	$61,701	$610,671

(1)
Assumes no additional borrowings, and interest payments are based on the interest rate in effect as of December 31, 2014. Also assumes that no extension options are exercised. See the notes to our consolidated financial statements for additional information relating to our revolving credit facility.

(2)
The ground leases for the Hyatt Regency Mission Bay Spa and Marina and the JW Marriott San Francisco Union Square provide for the greater of base or percentage rent, subject to potential increases over the term of the leases. Amounts assume only base rent for all periods presented and do not assume any adjustments for potential increases.

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
We will classify one of our hotels as held for sale in the period in which we made the decision to dispose of our hotel, a binding agreement to purchase our hotel has been signed under which the buyer has committed a significant amount of nonrefundable cash, and no significant financing contingencies exist which could cause the transaction not to be completed in a timely manner. If these criteria are met, depreciation and amortization of our hotel will cease and an impairment loss will be recognized if the fair value of our hotel, less the costs to sell, is lower than the carrying amount of the hotel. If the sale represents a strategic shift that has (or will have) a major effect on our operations and financial results, we will classify our loss, together with the related operating results, as discontinued operations in the consolidated statements of operations and will classify the related assets and liabilities as held for sale in the consolidated balance sheets.
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
Revenue Recognition—Hotel revenues, including room, food and beverage, and other hotel department revenues, such as parking, marina, telephone, and gift shop sales, are recognized as the related services are provided.

New Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (the “FASB”) issued updated accounting guidance for reporting discontinued operations and disposals of components of an entity. Under the new accounting guidance, only components of an entity disposed of or classified as held for sale representing a strategic shift that have (or will have) a major effect on an entity’s operations and financial results should be reported as discontinued operations. The update also expands the disclosure requirements for discontinued operations and adds new disclosures for individually significant dispositions that do not meet the definition of discontinued operations. The new accounting guidance is to be applied prospectively and is effective for interim and annual periods beginning on or after December 15, 2014 (early adoption is permitted only for disposals that have not been previously reported). We early adopted the new accounting guidance effective July 1, 2014.
In May 2014, the FASB issued updated accounting guidance for recognition of revenue from contracts with customers. The comprehensive new accounting guidance will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new accounting guidance is to be applied prospectively and is effective for interim and annual periods beginning on or after December 15, 2016. We will adopt the new accounting guidance on January 1, 2017. We do not believe that the adoption of this guidance will have a material impact to our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
We earn interest income primarily from cash and cash equivalent balances. Based on our cash and cash equivalents as of December 31, 2014, if interest rates were to increase or decrease by 1.00%, our interest income would increase or decrease by approximately $0.3 million annually.
Amounts borrowed under our revolving credit facility currently bear interest at variable rates based on LIBOR plus 1.75% - 2.75% (the spread over LIBOR based on our consolidated leverage ratio). If prevailing LIBOR on any outstanding borrowings under our revolving credit facility were to increase or decrease, our interest expense on those outstanding borrowings would also increase or decrease future earnings and cash flows. As of December 31, 2014, we had no outstanding borrowings under our revolving credit facility.

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
Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), we concluded that our internal control over financial reporting was effective as of December 31, 2014. The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their report which appears on page F-2 of this Form 10-K.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Information regarding our executive officers as of the date of the filing of this Form 10-K is presented below. Other information required pursuant to this item is incorporated by reference to our 2015 proxy statement under the captions “Proposal 1 Election of Trustees—Trustee Qualifications,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance and Board Matters.”
James L. Francis, 52, is our President and Chief Executive Officer and a Trustee, positions he has held since our formation. Prior to co-founding the Trust, Mr. Francis served as the President and Chief Executive Officer and a director of Highland Hospitality Corporation (“Highland”), positions that he held from Highland’s IPO in December 2003 to its sale in July 2007. Following the sale of Highland, Mr. Francis served as a consultant to the affiliate of JER Partners that acquired Highland until September 2008. Since September 2008, until our formation, Mr. Francis was a private investor. From June 2002 until joining Highland in December 2003, Mr. Francis served as the Chief Operating Officer, Chief Financial Officer and Treasurer of Barceló Crestline Corporation, and served as Executive Vice President and Chief Financial Officer of Crestline Capital Corporation, prior to its acquisition by Barceló, from December 1998 to June 2002. Prior to the spin-off of Crestline Capital from Host Hotels & Resorts, Inc. (formerly Host Marriott Corporation), Mr. Francis held various finance and strategic planning positions with Host Marriott and Marriott International, Inc. From June 1997 to December 1998, Mr. Francis held the position of Assistant Treasurer and Vice President Corporate Finance for Host Marriott, where he was responsible for Host Marriott’s corporate finance function, business strategy and investor relations. Over a period of ten years, Mr. Francis served in various capacities with Marriott International’s lodging business, including Vice President of Finance for Marriott Lodging from 1995 to 1997; Brand Executive, Courtyard by Marriott from 1994 to 1995; Controller for Courtyard by Marriott and Fairfield Inn from 1993 to 1994; Director of Finance and Strategic Planning for Courtyard by Marriott and Fairfield Inn from 1991 to 1993; and Director of Hotel Development Finance from 1987 to 1991. Mr. Francis received his B.A. in Economics and Business from Western Maryland College and earned an M.B.A. in Finance and Accounting from Vanderbilt University. Mr. Francis also currently serves on the board of trustees and as a member of the audit and nominating and corporate governance committees for Chambers Street Properties (NYSE: CSG), a publicly traded REIT focused on acquiring, owning, and operating industrial and office properties.
Douglas W. Vicari, 55, is our Executive Vice President and Chief Financial Officer and a Trustee, positions he has held since our formation. Prior to co-founding the Trust, Mr. Vicari served as a principal with Paramount Hotel Group, a hotel owner, developer and operator, from January 2009 to June 2009. Previously, Mr. Vicari served as Executive Vice President and Chief Financial Officer of Highland from September 2003 until its sale in July 2007. Prior to joining Highland, Mr. Vicari served as Senior Vice President and Chief Financial Officer of Prime Hospitality Corp., a former NYSE-listed company acquired by an affiliate of The Blackstone Group in 2004, from August 1998 to July 2003, and also served on the board of directors of Prime Hospitality Corp. from May 1999 to July 2003. Prior to his appointment as Chief Financial Officer, he served as Vice President and Treasurer of Prime Hospitality Corp. from January 1991 to July 1998, and was an instrumental member of the management team that led the company out of bankruptcy in July 1992. From 1986 to 1991, Mr. Vicari was Director of Budgeting and Financial Planning for Prime Hospitality Corp, and was responsible for all budgeting, planning and forecasting. Prior to his tenure at Prime Hospitality Corp., Mr. Vicari held numerous management positions at Combustion Engineering (now a part of ABB Group) from 1981 to 1986. Mr. Vicari earned a B.S. in Accounting from the College of New Jersey and received his M.B.A. in Finance from Fairleigh Dickinson University. Mr. Vicari also currently serves on the board of directors and as the audit committee chairman for Thunderbird Resorts Inc. (Euronext: TBIRD), a publicly traded gaming and lodging company.
D. Rick Adams, 51, is our Executive Vice President and Chief Investment Officer, positions he has held since February 2014. Prior to his appointment as Executive Vice President, he served as Senior Vice President and Chief Investment Officer of the Trust from November 2009 to January 2014. Prior to joining the Trust, Mr. Adams served as Senior Vice President of Asset Management for Highland from September 2004 until its sale in July 2007. Following the sale of Highland and until October 2009, Mr. Adams continued to serve as Senior Vice President and Head of Asset Management for the affiliate of JER Partners that acquired Highland. From October 1992 to September 2004, Mr. Adams served as Vice President of Regional Operations and Development Officer for the B.F. Saul Company, a privately owned real estate company located in Washington, DC that specializes in commercial real estate and hotel management and development. Prior to his tenure at B.F. Saul, from 1986 until September 1992, Mr. Adams held numerous operational and franchise development management positions at Holiday Inn Worldwide, known today as InterContinental Hotels Group PLC. Mr. Adams received a B.S. in Management from Indiana University.
Graham J. Wootten, 41, is our Senior Vice President Chief Accounting Officer and Secretary, positions he has held since February 2010. Previously, Mr. Wootten served in several accounting roles, including Vice President and Controller, at Highland from December 2003 until its sale in July 2007 to an affiliate of JER Partners. Following the sale of Highland and until February 2010, Mr. Wootten served in finance and accounting roles for the affiliate of JER Partners that acquired

Highland, last serving as its Chief Financial Officer. Prior to joining Highland, Mr. Wootten held various audit positions, including Audit Senior Manager, for PricewaterhouseCoopers LLP from 1995 until 2003. Mr. Wootten holds a BSBA in accounting from John Carroll University and is a Certified Public Accountant.

Item 11.	Executive Compensation
Information required pursuant to this item is incorporated by reference to our 2015 proxy statement under the captions “Executive Compensation” and “Corporate Governance and Board Matters.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Information required pursuant to this item is incorporated by reference to our 2015 proxy statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Plan Information.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information required pursuant to this item is incorporated by reference to our 2015 proxy statement under the captions “Certain Relationships and Related Transactions and Legal Proceedings” and “Corporate Governance and Board Matters.”

Item 14.	Principal Accounting Fees and Services
Information required pursuant to this item is incorporated by reference to our 2015 proxy statement under the caption “Proposal 2 Ratification of Independent Registered Public Accountants.”

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

3.1.2	Articles Supplementary relating to the Series A Cumulative Redeemable Preferred Shares (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on July 13, 2012)

3.2	Amended and Restated Bylaws, as amended through March 26, 2014 (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on April 1, 2014)

10.1†	Employment Agreement between Registrant and James L. Francis, dated January 27, 2015*

10.2†	Employment Agreement between Registrant and Douglas W. Vicari, dated January 27, 2015*

10.3†	Employment Agreement between Registrant and D. Rick Adams, dated January 27, 2015*

10.4†	Employment Agreement between Registrant and Graham J. Wootten, dated January 27, 2015*

10.5+	Form of Restricted Share Award Agreement for Executive Officers*

10.6+	Form of Restricted Share Agreement for Trustees*

10.7+	Form of Indemnification Agreement between Registrant and its Trustees and Executive Officers

10.8
Limited Partnership Agreement of Chesapeake Lodging, L.P. (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-11 filed on October 5, 2010)

10.8.1	Amendment No. 1 to the Limited Partnership Agreement of Chesapeake Lodging, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 13, 2012)

10.9	Chesapeake Lodging Trust Equity Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 filed on January 27, 2010)*

10.9.1	Amendment to the Chesapeake Lodging Trust Equity Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 30, 2012)*

10.10
Assumption and Release Agreement, dated June 30, 2011, by and among NJA Hotel LLC, as original borrower, CHSP Navy Yard LLC, as new borrower, and Wells Fargo Bank, N.A., As Trustee for Morgan Stanley Capital I Inc., Commercial Mortgage Pass-Through Certificates, Series 2006-1Q12, as lender (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2011)

10.11
Loan Agreement, dated October 1, 2006, by and between NJA Hotel LLC, as original borrower, and Morgan Stanley Mortgage Capital Inc., as lender (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2011)

10.12
Loan Agreement, dated June 30, 2011, by and between CHSP Boston II LLC, as borrower, and Goldman Sachs Commercial Mortgage Capital, L.P., as lender (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2011)

10.13
Promissory Note, dated July 27, 2012, by CHSP Denver LLC in favor of Western National Life Insurance Company (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2012)

10.14
Fee and Leasehold Deed of Trust and Security Agreement by CHSP Denver LLC, as grantor, to the Public Trustee of the (City and) County of Denver, Colorado, as trustee, for the use and benefit of Western National Life Insurance Company, as beneficiary, dated July 25, 2012 (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2012)

10.15
Third Amended and Restated Credit Agreement, dated October 25, 2012, by and among Chesapeake Lodging, L.P., as borrower, the financial institutions party thereto and their assignees under section 13.6, as lenders, and Wells Fargo Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the period ended December 31, 2012)

10.16
Loan Agreement, dated July 11, 2013, by and between CHSP San Francisco LLC, as borrower, and PNC Bank, National Association, as lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2013)

10.17
Loan Agreement, dated July 11, 2013, by and between CHSP Chicago LLC, as borrower, and Goldman Sachs Mortgage Company, as lender (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2013)

10.18
Loan Agreement, dated July 3, 2014, by and between CHSP 31st Street LLC and CHSP 36th Street LLC, as borrowers, and Goldman Sachs Mortgage Company, as lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2014)

12.1†	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends

21.1†	List of Subsidiaries of Registrant

23.1†	Consent of Ernst & Young LLP

31.1†	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer

31.2†	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President and Chief Financial Officer

32.1†	Section 1350 Certification of President and Chief Executive Officer

32.2†	Section 1350 Certification of Executive Vice President and Chief Financial Officer

101.INS XBRL†	Instance Document

101.SCH XBRL†	Taxonomy Extension Schema Document

101.CAL XBRL†	Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL†	Taxonomy Extension Definition Linkbase Document

101.LAB XBRL†	Taxonomy Extension Label Linkbase Document

101.PRE XBRL†	Taxonomy Extension Presentation Linkbase Document

†	Filed herewith

+	Incorporated by reference to the same-numbered exhibit to Amendment No. 2 to the Registrant’s IPO Registration Statement on Form S-11 filed on November 24, 2009

*	Denotes management or trustee compensation plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHESAPEAKE LODGING TRUST

Date: February 19, 2015	By:	/S/ DOUGLAS W. VICARI
Douglas W. Vicari
Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS A. NATELLI	Chairman of the Board of Trustees	February 19, 2015
Thomas A. Natelli

/s/ JAMES L. FRANCIS	President, Chief Executive Officer and Trustee (Principal Executive Officer)	February 19, 2015
James L. Francis

/s/ DOUGLAS W. VICARI	Executive Vice President, Chief Financial Officer, and Trustee (Principal Financial Officer)	February 19, 2015
Douglas W. Vicari

/s/ THOMAS D. ECKERT	Trustee	February 19, 2015
Thomas D. Eckert

/s/ GEORGE F. MCKENZIE	Trustee	February 19, 2015
George F. McKenzie

/s/ JOHN W. HILL	Trustee	February 19, 2015
John W. Hill

/s/ JEFFREY D. NUECHTERLEIN	Trustee	February 19, 2015
Jeffrey D. Nuechterlein

/s/ GRAHAM J. WOOTTEN	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 19, 2015
Graham J. Wootten

CHESAPEAKE LODGING TRUST

Report of Independent Registered Public Accounting Firm
The Board of Trustees and Shareholders of Chesapeake Lodging Trust:
We have audited Chesapeake Lodging Trust’s (the “Trust”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Chesapeake Lodging Trust’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.
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
In our opinion, Chesapeake Lodging Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Chesapeake Lodging Trust as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2014 of Chesapeake Lodging Trust and our report dated February 19, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
McLean, Virginia
February 19, 2015

Report of Independent Registered Public Accounting Firm
The Board of Trustees and Shareholders of Chesapeake Lodging Trust:
We have audited the accompanying consolidated balance sheets of Chesapeake Lodging Trust (the “Trust”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also include the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chesapeake Lodging Trust at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth herein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Chesapeake Lodging Trust’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 19, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
February 19, 2015

CHESAPEAKE LODGING TRUST
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2014	2013
ASSETS
Property and equipment, net	$1,580,427	$1,422,439
Intangible assets, net	36,992	38,781
Cash and cash equivalents	29,326	28,713
Restricted cash	43,387	34,235
Accounts receivable, net of allowance for doubtful accounts of $161 and $91, respectively	13,102	13,011
Prepaid expenses and other assets	10,637	10,478
Deferred financing costs, net of accumulated amortization of $4,048 and $3,497, respectively	6,064	6,501
Total assets	$1,719,935	$1,554,158

LIABILITIES AND SHAREHOLDERS’ EQUITY
Long-term debt	$551,723	$531,771
Accounts payable and accrued expenses	53,442	45,982
Other liabilities	32,788	29,848
Total liabilities	637,953	607,601
Commitments and contingencies (Note 14)
Preferred shares, $.01 par value; 100,000,000 shares authorized; Series A Cumulative Redeemable Preferred Shares; 5,000,000 shares issued and outstanding, respectively ($127,422 liquidation preference)	50	50
Common shares, $.01 par value; 400,000,000 shares authorized; 54,818,064 shares and 49,574,005 shares issued and outstanding, respectively	548	496
Additional paid-in capital	1,138,391	991,417
Cumulative dividends in excess of net income	(57,007)	(45,339)
Accumulated other comprehensive loss	—	(67)
Total shareholders’ equity	1,081,982	946,557
Total liabilities and shareholders’ equity	$1,719,935	$1,554,158
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
REVENUE
Rooms	$364,727	$316,434	$210,265
Food and beverage	94,307	86,884	57,673
Other	18,946	16,859	10,338
Total revenue	477,980	420,177	278,276

EXPENSES
Hotel operating expenses:
Rooms	84,445	73,711	48,159
Food and beverage	71,816	65,090	41,678
Other direct	8,032	8,042	5,137
Indirect	160,589	138,120	90,868
Total hotel operating expenses	324,882	284,963	185,842
Depreciation and amortization	51,567	44,469	28,931
Air rights contract amortization	520	520	520
Corporate general and administrative	15,557	13,125	11,297
Hotel acquisition costs	3,622	4,222	2,994
Total operating expenses	396,148	347,299	229,584
Operating income	81,832	72,878	48,692
Interest income	8	247	199
Interest expense	(27,357)	(25,780)	(20,976)
Gain on sale of hotel	7,006	—	—
Loss on early extinguishment of debt	—	(372)	—
Income before income taxes	61,489	46,973	27,915
Income tax expense	(535)	(1,655)	(738)
Net income	60,954	45,318	27,177
Preferred share dividends	(9,688)	(9,688)	(4,413)
Net income available to common shareholders	$51,266	$35,630	$22,764

Net income available per common share:
Basic	$1.01	$0.75	$0.66
Diluted	$1.00	$0.75	$0.66
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Net income	$60,954	$45,318	$27,177
Other comprehensive income:
Unrealized losses on cash flow hedge instruments	(9)	(109)	(682)
Reclassification of unrealized losses on cash flow hedge instruments to interest expense	76	871	983
Comprehensive income	$61,021	$46,080	$27,478
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)

	Preferred Shares		Common Shares		Additional Paid-In Capital	Cumulative Dividends in Excess of Net Income	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount				Total
Balances at December 31, 2011	—	$—	32,161,620	$322	$543,861	$(22,924)	$(1,130)	$520,129
Sale of common shares, net of underwriting fees and offering costs	—	—	7,475,000	75	132,515	—	—	132,590
Sale of preferred shares, net of underwriting fees and offering costs	5,000,000	50	—	—	120,531	—	—	120,581
Repurchase of common shares	—	—	(44,250)	(1)	(794)	—	—	(795)
Issuance of restricted common shares	—	—	192,900	2	—	—	—	2
Issuance of unrestricted common shares	—	—	4,239	—	80	—	—	80
Forfeiture of restricted common shares	—	—	(25,579)	—	—	47	—	47
Amortization of deferred compensation	—	—	—	—	3,085	—	—	3,085
Declaration of dividends on common shares	—	—	—	—	—	(31,599)	—	(31,599)
Declaration of dividends on preferred shares	—	—	—	—	—	(4,790)	—	(4,790)
Net income	—	—	—	—	—	27,177	—	27,177
Other comprehensive income	—	—	—	—	—	—	301	301
Balances at December 31, 2012	5,000,000	$50	39,763,930	$398	$799,278	$(32,089)	$(829)	$766,808
Sale of common shares, net of underwriting fees and offering costs	—	—	9,349,558	94	189,300	—	—	189,394
Repurchase of common shares	—	—	(76,358)	(1)	(1,768)	—	—	(1,769)
Issuance of restricted common shares	—	—	537,400	5	(5)	—	—	—
Issuance of unrestricted common shares	—	—	3,475	—	80	—	—	80
Forfeiture of restricted common shares	—	—	(4,000)	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	4,532	—	—	4,532
Declaration of dividends on common shares	—	—	—	—	—	(48,880)	—	(48,880)
Declaration of dividends on preferred shares	—	—	—	—	—	(9,688)	—	(9,688)
Net income	—	—	—	—	—	45,318	—	45,318
Other comprehensive income	—	—	—	—	—	—	762	762
Balances at December 31, 2013	5,000,000	$50	49,574,005	$496	$991,417	$(45,339)	$(67)	$946,557
Sale of common shares, net of underwriting fees and offering costs	—	—	4,830,000	48	143,880	—	—	143,928
Repurchase of common shares	—	—	(79,417)	(1)	(2,704)	—	—	(2,705)
Issuance of restricted common shares	—	—	491,564	5	(5)	—	—	—
Issuance of unrestricted common shares	—	—	2,662	—	80	—	—	80
Forfeiture of restricted common shares	—	—	(750)	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	5,723	—	—	5,723
Declaration of dividends on common shares	—	—	—	—	—	(62,934)	—	(62,934)
Declaration of dividends on preferred shares	—	—	—	—	—	(9,688)	—	(9,688)
Net income	—	—	—	—	—	60,954	—	60,954
Other comprehensive income	—	—	—	—	—	—	67	67
Balances at December 31, 2014	5,000,000	$50	54,818,064	$548	$1,138,391	$(57,007)	$—	$1,081,982
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$60,954	$45,318	$27,177
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,567	44,469	28,931
Air rights contract amortization	520	520	520
Deferred financing costs amortization	2,448	2,837	2,081
Gain on sale of hotel	(7,006)	—	—
Loss on early extinguishment of debt	—	372	—
Share-based compensation	5,803	4,612	3,165
Other	625	(295)	(523)
Changes in assets and liabilities:
Accounts receivable, net	1,277	(2,543)	(197)
Prepaid expenses and other assets	(290)	(3,305)	18
Accounts payable and accrued expenses	3,766	7,203	6,552
Other liabilities	(30)	774	13
Net cash provided by operating activities	119,634	99,962	67,737
Cash flows from investing activities:
Acquisition of hotels, net of cash acquired	(152,292)	(331,058)	(231,051)
Disposition of hotel, net of cash sold	31,822	—	—
Deposit on hotel acquisition	—	—	(700)
Receipt of deposit on hotel acquisition	—	700	—
Improvements and additions to hotels	(87,182)	(28,235)	(23,847)
Repayment of (investment in) hotel construction loan	—	7,810	(7,810)
Change in restricted cash	(2,164)	(10,775)	(7,051)
Net cash used in investing activities	(209,816)	(361,558)	(270,459)
Cash flows from financing activities:
Proceeds from sale of common shares, net of underwriting fees	144,320	189,862	132,756
Proceeds from sale of preferred shares, net of underwriting fees	—	—	121,062
Payment of offering costs related to sale of common and preferred shares	(392)	(468)	(647)
Borrowings under revolving credit facility	100,000	105,000	198,000
Repayments under revolving credit facility	(100,000)	(155,000)	(293,000)
Proceeds from issuance of mortgage debt	90,000	312,500	95,000
Principal prepayment of mortgage debt	—	(130,000)	—
Scheduled principal payments on mortgage debt	(69,837)	(5,726)	(2,317)
Payment of deferred financing costs	(2,011)	(3,080)	(3,445)
Payment of dividends to common shareholders	(58,892)	(44,516)	(29,290)
Payment of dividends to preferred shareholders	(9,688)	(9,688)	(2,368)
Repurchase of common shares	(2,705)	(1,769)	(795)
Net cash provided by financing activities	90,795	257,115	214,956
Net increase (decrease) in cash	613	(4,481)	12,234
Cash and cash equivalents, beginning of period	28,713	33,194	20,960
Cash and cash equivalents, end of period	$29,326	$28,713	$33,194
Supplemental disclosure of cash flow information:
Cash paid for interest	$24,976	$22,421	$18,830
Cash paid for income taxes	$1,126	$1,590	$597
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Description of Business
Chesapeake Lodging Trust (the “Trust”) is a self-advised real estate investment trust (“REIT”) that was organized in the state of Maryland in June 2009. The Trust is focused on investments primarily in upper-upscale hotels in major business and convention markets and, on a selective basis, premium select-service hotels in urban settings or unique locations in the United States of America (“U.S.”). The Trust completed its initial public offering (“IPO”) in January 2010. The Trust owned no hotels nor had any operations prior to its IPO. As of December 31, 2014, the Trust owned 20 hotels with an aggregate of 6,116 rooms in eight states and the District of Columbia.
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
The Trust reviews its hotels for impairment whenever events or changes in circumstances indicate that the carrying values of the hotels may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the hotels due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel’s estimated fair market value is recorded and an impairment loss is recognized. No impairment losses have been recognized related to any hotels for the years ended December 31, 2014, 2013 and 2012.

The Trust classifies a hotel as held for sale in the period in which it has made the decision to dispose of the hotel, a binding agreement to purchase the hotel has been signed under which the buyer has committed a significant amount of nonrefundable cash, and no significant financing contingencies exist which could cause the transaction not to be completed in a timely manner. If these criteria are met, depreciation and amortization of the hotel will cease and an impairment loss will be recognized if the fair value of the hotel, less the costs to sell, is lower than the carrying amount of the hotel. If the sale represents a strategic shift that has (or will have) a major effect on the Trust's operations and financial results, the Trust will classify the loss, together with the related operating results, as discontinued operations in the consolidated statements of operations and will classify the related assets and liabilities as held for sale in the consolidated balance sheets. As of December 31, 2014 and 2013, the Trust had no assets held for sale or liabilities related to assets held for sale.
Revenue Recognition—Revenues from operations of the hotels are recognized when the services are provided. Revenues consist of room sales, food and beverage sales, and other hotel department revenues, such as parking, marina, telephone, and gift shop sales.
Prepaid Expenses and Other Assets—Prepaid expenses and other assets consist of prepaid real estate taxes, prepaid insurance, deferred franchise costs, inventories, and other assets.
Deferred Financing Costs—Deferred financing costs are recorded at cost and consist of loan fees and other costs incurred in issuing debt. Amortization of deferred financing costs is computed using a method that approximates the effective interest method over the term of the related debt and is included in interest expense in the consolidated statements of operations.
Derivative Instruments—From time to time, the Trust is a party to interest rate swaps, which are considered derivative instruments, in order to manage its interest rate exposure. The Trust’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows. The Trust records derivative instruments at fair value as either assets or liabilities and designates them as cash flow hedging instruments at inception. The Trust evaluates the hedge effectiveness of the designated cash flow hedging instruments on a quarterly basis and records the effective portion of the change in the fair value of the cash flow hedging instruments as other comprehensive income (loss). Amounts reported in accumulated other comprehensive income (loss) related to cash flow hedging instruments are reclassified to interest expense as interest payments are made on the variable-rate debt being hedged. The Trust does not enter into derivative instruments for trading or speculative purposes and monitors the financial stability and credit standing of its counterparties. As of December 31, 2014, the Trust had no derivative instruments.
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
Recent Accounting Pronouncements—In April 2014, the Financial Accounting Standards Board (the “FASB”) issued updated accounting guidance for reporting discontinued operations and disposals of components of an entity. Under the new accounting guidance, only components of an entity disposed of or classified as held for sale representing a strategic shift that have (or will have) a major effect on an entity’s operations and financial results should be reported as discontinued operations. The update also expands the disclosure requirements for discontinued operations and adds new disclosures for individually significant dispositions that do not meet the definition of discontinued operations. The new accounting guidance is to be applied prospectively and is effective for interim and annual periods beginning on or after December 15, 2014 (early adoption is permitted only for disposals that have not been previously reported). The Trust early adopted the new accounting guidance effective July 1, 2014.
In May 2014, the FASB issued updated accounting guidance for recognition of revenue from contracts with customers. The comprehensive new accounting guidance will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new accounting guidance is to be applied prospectively and is effective for interim and annual periods beginning on or after December 15, 2016. The Trust will adopt the new accounting guidance on January 1, 2017. The Trust does not believe that the adoption of this guidance will have a material impact on the consolidated financial statements.

3. Acquisitions
The Trust acquired the following hotels during the years ended December 31, 2014, 2013 and 2012 (in thousands, except rooms data):

Hotel	Location	Rooms	Net Assets Acquired	Acquisition Date
2012 Acquisitions:
W Chicago – Lakeshore	Chicago, IL	520	124,920	August 21, 2012
Hyatt Regency Mission Bay Spa and Marina(1)	San Diego, CA	429	59,900	September 7, 2012
The Hotel Minneapolis, Autograph Collection	Minneapolis, MN	222	46,372	October 30, 2012
		1,171	231,192
2013 Acquisitions:
Hyatt Place New York Midtown South	New York, NY	185	76,362	March 14, 2013
W New Orleans – French Quarter	New Orleans, LA	97	25,595	March 28, 2013
Le Meridien New Orleans	New Orleans, LA	410	65,786	April 25, 2013
Hyatt Fisherman's Wharf	San Francisco, CA	313	102,485	May 31, 2013
Hyatt Santa Barbara	Santa Barbara, CA	200	60,972	June 27, 2013
		1,205	331,200
2014 Acquisition:
JW Marriott San Francisco Union Square(2)	San Francisco, CA	337	154,143	October 1, 2014
		337	154,143

(1)
As part of the acquisition, the Trust assumed a ground lease, which has an initial term ending January 2056. See Note 14, "Commitments and Contingencies," for additional information relating to the lease agreement.

(2)
As part of the acquisition, the Trust assumed a ground lease, which has a term ending January 2083. See Note 14, "Commitments and Contingencies," for additional information relating to the lease agreement.

The allocation of the purchase prices to the assets acquired and liabilities assumed based on their fair values was as follows (in thousands):

	Acquisitions
	2014	2013	2012
Land and land improvements	$—	$82,462	$42,350
Buildings and leasehold improvements	139,150	228,349	178,421
Furniture, fixtures and equipment	8,000	20,140	12,811
Cash	1,851	142	141
Restricted cash	6,937	—	1,375
Accounts receivable, net	1,513	2,084	1,885
Prepaid expenses and other assets	132	1,633	1,246
Accounts payable and accrued expenses	(3,440)	(3,610)	(6,909)
Other liabilities	—	—	(128)
Net assets acquired	$154,143	$331,200	$231,192

The following financial information presents the pro forma results of operations of the Trust for the years ended December 31, 2014 and 2013 as if all acquisitions during 2014 and 2013 had taken place on January 1, 2013. The pro forma results for the years ended December 31, 2014 and 2013 have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have actually occurred had all transactions taken place on January 1, 2013, or of future results of operations (in thousands, except per share data).

	Year Ended December 31,
	2014	2013
Total revenue	$509,273	$486,816
Total hotel operating expenses	347,802	337,184
Total operating expenses	416,611	403,252
Operating income	92,662	83,564
Net income available to common shareholders	61,857	45,252
Net income available per common share:
Basic	$1.14	$0.85
Diluted	$1.13	$0.85

For the year ended December 31, 2014, the consolidated statement of operations includes total revenue of $11.2 million and total hotel operating expenses of $8.1 million related to the operations of the JW Marriott San Francisco Union Square, which was acquired in 2014.

4. Disposition
On September 30, 2014, the Trust sold the 153-room Courtyard Anaheim at Disneyland Resort located in Anaheim, California for $32.5 million, including sold working capital. Net proceeds from the sale were $31.8 million, which resulted in the recognition of a gain on sale of $7.0 million. This sale did not represent a strategic shift that has (or will have) a major effect on the Trust's operations and financial results, and therefore, did not qualify to be reported as discontinued operations.

5. Property and Equipment
Property and equipment as of December 31, 2014 and 2013 consisted of the following (in thousands):

	December 31,
	2014	2013
Land and land improvements	$255,037	$262,322
Buildings and leasehold improvements	1,312,529	1,136,808
Furniture, fixtures and equipment	138,163	103,291
Construction-in-progress	20,205	16,593
	1,725,934	1,519,014
Less: accumulated depreciation and amortization	(145,507)	(96,575)
Property and equipment, net	$1,580,427	$1,422,439

6. Intangible Assets and Liability
Intangible assets and liability as of December 31, 2014 and 2013 consisted of the following (in thousands):

	December 31,
	2014	2013
Intangible assets:
Air rights contract(1)	$36,105	$36,105
Favorable ground leases(2)	3,568	4,828
	39,673	40,933
Less: accumulated amortization	(2,681)	(2,152)
Intangible assets, net	$36,992	$38,781

Intangible liability:
Unfavorable contract liability(2)	$14,236	$14,236
Less: accumulated amortization	(1,276)	(883)
Intangible liability, net (included within other liabilities)	$12,960	$13,353

(1)
In conjunction with the acquisition of the Hyatt Regency Boston on March 18, 2010, the Trust acquired an air rights contract which expires in September 2079 and that requires no payments through maturity. The Trust recorded the fair value of the air rights contract of $36.1 million as an intangible asset and is amortizing the value over the term of the contract.

(2)
In conjunction with the acquisition of the Denver Marriott City Center on October 3, 2011, the Trust assumed three lease agreements for land parcels underlying a portion of the hotel with initial terms ending July 2068, February 2072 and April 2072. The Trust concluded that the terms of two of the three ground leases were below market terms and recorded an aggregate of $4.8 million of favorable ground lease assets, which the Trust is amortizing over the life of the respective leases and including within indirect hotel operating expenses in the consolidated statements of operations. On July 29, 2014, the Trust terminated one of the two ground leases with below market terms in connection with acquiring the associated land parcel and recognized a $1.2 million loss on impairment of intangible asset, which is included within indirect hotel operating expenses in the consolidated statement of operations for the year ended December 31, 2014. Also in conjunction with the acquisition of the Denver Marriott City Center, the Trust assumed a management contract with a non-cancelable term ending December 2047. The Trust concluded that the management agreement terms were above market terms and recorded a $14.2 million unfavorable contract liability, which the Trust is amortizing over the remaining non-cancelable term and including within indirect hotel operating expenses in the consolidated statements of operations.

7. Long-Term Debt
Long-term debt as of December 31, 2014 and 2013 consisted of the following (in thousands):

	Origination	Original Principal Amount		Interest Rate	Principal Amortization Period	December 31,
			Maturity			2014	2013
Revolving credit facility(1)	July 2010	n/a	April 2016	Floating	n/a	$—	$—
Term loan:
Hyatt Herald Square New York/Hyatt Place New York Midtown South(2)	July 2012	$60,000	July 2014	Floating	n/a	—	60,000
Other mortgage loans:
Hyatt Regency Boston	June 2011	$95,000	July 2016	5.01%	30	90,184	91,689
Courtyard Washington Capitol Hill/Navy Yard(3)	June 2011	$37,497	November 2016	5.90%	30	35,245	35,956
Boston Marriott Newton	May 2013	$60,000	June 2020	3.63%	25	57,776	59,274
Le Meridien San Francisco	July 2013	$92,500	August 2020	3.50%	25	89,402	91,742
Denver Marriott City Center(4)	July 2012	$70,000	August 2022	4.90%	30	67,464	68,586
Hilton Checkers Los Angeles	February 2013	$32,000	March 2023	4.11%	30	31,054	31,606
W Chicago – City Center	July 2013	$93,000	August 2023	4.25%	25	90,211	92,320
Hyatt Herald Square New York/Hyatt Place New York Midtown South(5)	July 2014	$90,000	July 2024	4.30%	30	90,000	—
						551,336	531,173
Unamortized premium(3)						387	598
Long-term debt						$551,723	$531,771

(1)
The Trust may exercise an option to extend the maturity by one year, subject to certain customary conditions. As of December 31, 2014, the interest rate in effect was 1.92%. See below for additional information related to the revolving credit facility.

(2)
At origination, $25.0 million was advanced by the lender and was secured by the Hyatt Herald Square New York. On March 14, 2013, $35.0 million was advanced by the lender in connection with the acquisition of the Hyatt Place New York Midtown South. Following the subsequent advance, the entire $60.0 million principal amount of the loan was secured by both hotels. The loan bore interest equal to LIBOR plus 3.25%. Contemporaneous with the origination of the term loan, the Trust entered into an interest rate swap to effectively fix the interest rate on the initial $25.0 million advance for the original two-year term at 3.75% per annum. Under the terms of this interest rate swap, the Trust paid fixed interest of 0.50% per annum on a notional amount of $25.0 million and received floating rate interest equal to the one-month LIBOR. The effective date of this interest rate swap was July 3, 2012 and it matured on July 3, 2014. Contemporaneous with the subsequent advance, the Trust entered into an interest rate swap to effectively fix the interest rate on the $35.0 million subsequent advance for the remaining initial term of the loan at 3.65% per annum. Under the terms of this interest rate swap, the Trust paid fixed interest of 0.40% per annum on a notional amount of $35.0 million and received floating rate interest equal to the one-month LIBOR. The effective date of this interest rate swap was March 14, 2013 and it matured on July 3, 2014. The Trust repaid the term loan at maturity on July 3, 2014.

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
The amount that the Trust can borrow under the revolving credit facility is based on the value of the Trust's hotels included in the borrowing base, as defined in the amended credit agreement. As of December 31, 2014, the revolving credit facility was secured by eight hotels providing borrowing availability of $250.0 million, of which no amount was outstanding. The amended credit agreement contains standard financial covenants, including certain leverage ratios, coverage ratios, and a minimum tangible net worth requirement.
Other
Certain of the Trust's mortgage loan agreements contain standard financial covenants relating to coverage ratios and standard provisions that require loan servicers to maintain escrow accounts for certain items, including real estate taxes, insurance premiums, the completion of PIPs, and normal replacements of FF&E.
As of December 31, 2014, the Trust was in compliance with all financial covenants under its borrowing arrangements. As of December 31, 2014, the Trust’s weighted-average interest rate on its long-term debt was 4.37%. Future scheduled principal payments of debt obligations (assuming no exercise of extension options) as of December 31, 2014 are as follows (in thousands):

Year	Amounts
2015	$10,271
2016	131,909
2017	10,074
2018	10,493
2019	10,930
Thereafter	377,659
$551,336

8. Earnings Per Share
The following is a reconciliation of the amounts used in calculating basic and diluted earnings per share (in thousands, except share and per share data):

	Year Ended December 31,
	2014	2013	2012
Numerator:
Net income available to common shareholders	$51,266	$35,630	$22,764
Less: Dividends declared on unvested time-based awards	(499)	(361)	(177)
Less: Undistributed earnings allocated to unvested time-based awards	—	—	—
Net income available to common shareholders, excluding amounts attributable to unvested time-based awards	$50,767	$35,269	$22,587
Denominator:
Weighted-average number of common shares outstanding—basic	50,488,007	47,295,089	34,048,752
Effect of dilutive unvested performance-based awards	402,854	—	—
Weighted-average number of common shares outstanding–diluted	50,890,861	47,295,089	34,048,752
Net income available per common share:
Basic	$1.01	$0.75	$0.66
Diluted	$1.00	$0.75	$0.66

For the years ended December 31, 2014 and 2013, no unvested performance-based awards and 301,555 unvested performance-based awards, respectively, were excluded from diluted weighted-average common shares outstanding, as the awards had not achieved the specific levels of relative total shareholder return required for vesting at each period. As of December 31, 2012, there were no unvested performance-based awards outstanding.

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
On September 6, 2013, the Trust entered into sales agreements with two sales agents, pursuant to which the Trust may issue and sell up to $100.0 million in the aggregate of its common shares through a continuous at-the-market offering or other methods (the “ATM program”). For the period from September 6, 2013 through December 31, 2013, the Trust sold 1,012,058 common shares at an average price of $23.73 per share under the ATM program and generated net proceeds of $23.5 million after deducting sales commissions and offering costs. The Trust did not sell any common shares under the ATM program during the year ended December 31, 2014. As of December 31, 2014, $76.0 million of common shares remained available for issuance under the ATM program.
On September 9, 2014, the Trust completed an underwritten public offering of 4,830,000 common shares at a price of $29.88 per share, including 630,000 shares sold pursuant to the underwriter's exercise of their option to purchase additional shares. After deducting underwriting fees and offering costs, the Trust generated net proceeds of $143.9 million.
For the years ended December 31, 2014, 2013 and 2012, the Trust issued 491,564, 537,400 and 192,900 restricted common shares, respectively, to its trustees and employees. For the years ended December 31, 2014, 2013 and 2012, the Trust issued 2,662, 3,475 and 4,239 unrestricted common shares, respectively, to its trustees. For the years ended December 31, 2014, 2013 and 2012, the Trust repurchased 79,417, 76,358 and 44,250 common shares, respectively, from employees to satisfy the minimum statutory tax withholding requirements related to the vesting of their previously granted restricted common shares. As of December 31, 2014, the Trust had 54,818,064 common shares outstanding.
For the years ended December 31, 2014, 2013 and 2012, the Trust's board of trustees declared dividends per common share as follows:

	Year Ended December 31,
	2014	2013	2012
First Quarter	$0.30	$0.24	$0.22
Second Quarter	0.30	0.24	0.22
Third Quarter	0.30	0.26	0.22
Fourth Quarter	0.30	0.26	0.22
	$1.20	$1.00	$0.88
Preferred Shares—The Trust is authorized to issue up to 100,000,000 preferred shares, $.01 par value per share. The Trust’s board of trustees is required to set for each class or series of preferred shares the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption.
On July 17, 2012, the Trust completed an underwritten public offering of 5,000,000 shares of its 7.75% Series A Cumulative Redeemable Preferred Shares, including 600,000 shares sold pursuant to the underwriters’ exercise of their over-allotment option. After deducting underwriting fees and offering costs, the Trust generated net proceeds of $120.6 million. As of December 31, 2014, the Trust had 5,000,000 shares of its 7.75% Series A Cumulative Redeemable Preferred Shares outstanding.
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
For the years ended December 31, 2014, 2013 and 2012, the Trust's board of trustees declared dividends per preferred share as follows:

	Year Ended December 31,
	2014	2013	2012
First Quarter	$0.484375	$0.484375	$—
Second Quarter	0.484375	0.484375	—
Third Quarter	0.484375	0.484375	0.473600
Fourth Quarter	0.484375	0.484375	0.484375
	$1.937500	$1.937500	$0.957975
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
Upon the occurrence of a change of control, as defined in the articles supplementary designating the Series A Cumulative Redeemable Preferred Shares, as a result of which the Trust's common shares and the common securities of the acquiring or surviving entity are not listed or quoted on the New York Stock Exchange, the NYSE MKT or the NASDAQ Stock Market, or any successor exchanges, the Trust may, at its option, redeem the Series A Cumulative Redeemable Preferred Shares in whole or in part within 120 days following the change of control by paying $25.00 per share, plus any accrued and unpaid dividends through the date of redemption. If the Trust does not exercise its right to redeem the Series A Cumulative Redeemable Preferred Shares upon a change of control, the holders of the Series A Cumulative Redeemable Preferred Shares have the right to convert some or all of their shares into a number of the Trust's common shares based on a defined formula subject to a share cap. The share cap on each Series A Cumulative Redeemable Preferred Share is 2.9189 common shares.

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
The Trust initially reserved 454,657 common shares for issuance under the Plan at its establishment. In May 2012, the Trust’s common shareholders approved an amendment to the Plan such that the number of shares available for issuance under the Plan was increased by 2,750,000. Shares that are issued under the Plan to any person pursuant to an award are counted against this limit as one share for every one share granted. If any shares covered by an award are not purchased or are forfeited, if an award is settled in cash, or if an award otherwise terminates without delivery of any shares, then the number of common shares counted against the aggregate number of shares available under the Plan with respect to the award will, to the extent of any such forfeiture or termination, again be available for making awards under the Plan. As of December 31, 2014, subject to increases that may result in the case of any future forfeiture or termination of currently outstanding awards, 1,558,223 common shares were reserved and available for future issuances under the Plan.
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
For the year ended December 31, 2013, the Trust granted 537,400 restricted common shares to certain employees and trustees, of which 192,500 shares were time-based awards and 344,900 shares were performance-based awards (the "2013 Performance-Based Awards"). The time-based awards are generally eligible to vest at the rate of one-fourth of the number of restricted shares granted commencing on the first anniversary of their issuance. The 2013 Performance-Based Awards are eligible to vest at the rate of one-fourth of the number of restricted shares granted commencing on December 31, 2013 and each year thereafter. Additional vesting of the 2013 Performance-Based Awards can also occur at December 31, 2016. Dividends on the 2013 Performance-Based Awards accrue, but are not paid unless the related shares vest. The fair value of the 2013 Performance-Based Awards was $14.84 per share and was determined using a Monte Carlo simulation with the following assumptions: volatility of 31.15%; an expected term equal to the requisite service period for the awards; and a risk-free interest rate of 0.55%.
For the year ended December 31, 2014, the Trust granted 491,564 restricted common shares to certain employees and trustees, of which 158,941 shares were time-based awards and 332,623 shares were performance-based awards (the “2014 Performance-Based Awards”). The time-based awards are generally eligible to vest at the annual rate of one-third of the number of restricted shares granted commencing on the first anniversary of their issuance. The 2014 Performance-Based Awards are eligible to vest at December 31, 2016. Dividends on the 2014 Performance-Based Awards accrue, but are not paid unless the related shares vest. The fair value of the 2014 Performance-Based Awards was $8.98 per share and was determined using a Monte Carlo simulation with the following assumptions: volatility of 29.34%; an expected term equal to the requisite service period for the awards; and a risk-free interest rate of 0.72%.
The actual number of shares under the 2013 Performance-Based Awards that vest in a particular year will be based on the Trust’s annual total shareholder return (“TSR”), as defined in the restricted share agreements, relative to the annual total return generated by the SNL US Hotel REIT Index prepared by SNL Financial LC (the “Index”). Additional vesting of any previously unvested shares under the 2013 Performance-Based Awards can also occur based on the Trust’s TSR, measured over a four-year period ending December 31, 2016, relative to the total return generated by the Index. The actual number of shares under the 2014 Performance-Based Awards that vest will be based on the Trust’s TSR, measured over a three-year period ending December 31, 2016, relative to the total return generated by the Index. The payout schedule for the 2013 Performance-Based Awards and the 2014 Performance-Based Awards is as follows, with linear interpolation for performance between 67% and 100%, and between 100% and 133% of the Index:

Trust TSR as % of Index Total Return	Payout (% of Maximum)
<67%	0%
67%	25%
100%	50%
≥133%	100%
If the Trust’s TSR is negative for a performance period, shares under the 2013 Performance-Based Awards will vest for that period if the Trust’s TSR equals or exceeds 133% of the Index’s total return, in which case 100% of the shares subject to vesting will vest, and no shares under the 2014 Performance-Based Awards will vest. If the Trust’s TSR is positive for a performance period and the total return of the Index is negative, 100% of the shares subject to vesting under the 2013 Performance-Based Awards and the 2014 Performance-Based Awards will vest.
As of December 31, 2014, there was approximately $9.9 million of unrecognized share-based compensation expense related to restricted common shares. The unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 2.0 years. The following is a summary of the Trust’s restricted common share activity for the years ended December 31, 2014, 2013 and 2012:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Restricted common shares as of December 31, 2011	366,734	$17.75
Granted	192,900	$20.28
Vested	(192,472)	$17.40
Forfeited	(25,579)	$15.00
Restricted common shares as of December 31, 2012	341,583	$19.59
Granted	537,400	$17.50
Vested	(245,128)	$18.20
Forfeited	(4,000)	$22.07
Restricted common shares as of December 31, 2013	629,855	$18.33
Granted	491,564	$13.83
Vested	(193,117)	$18.68
Forfeited	(750)	$23.58
Restricted common shares as of December 31, 2014	927,552	$15.87

11. Fair Value Measurements
The Trust’s financial instruments include cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, and long-term debt. The carrying values reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses approximate fair value. The Trust estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument using estimated market rates of debt instruments with similar maturities and credit profiles. These inputs are classified as Level 3 within the fair value hierarchy. As of December 31, 2014, the carrying value reported in the consolidated balance sheet for the Trust's long-term debt approximated its fair value.

12. Income Taxes
The components of income tax expense for the years ended December 31, 2014, 2013 and 2012 are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current:
Federal	$685	$1,330	$305
State	141	314	48
	826	1,644	353
Deferred:
Federal	(243)	12	304
State	(48)	(1)	81
	(291)	11	385
Income tax expense	$535	$1,655	$738

A reconciliation of the statutory federal income tax expense to the Trust’s income tax expense is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Statutory federal income tax expense	$20,906	$15,971	$9,491
Effect of non-taxable REIT income	(20,764)	(14,445)	(8,761)
State income tax expense, net of federal taxes	60	209	73
Other	333	(80)	(65)
Income tax expense	$535	$1,655	$738

The tax effect of each type of temporary difference and carryforward that gives rise to the deferred tax assets and liabilities as of December 31, 2014 and 2013 are as follows (in thousands):

	December 31,
	2014	2013
Deferred tax asset:
Employee-related compensation	$108	$95
Other	278	—
	386	95
Deferred tax liability:
Other	18	19
	18	19
Net deferred tax asset	$368	$76

As of December 31, 2014, the Trust had a net deferred tax asset of $0.4 million. The Trust believes that it is more likely than not that CHSP TRS will generate sufficient taxable income to realize in full this deferred tax asset. Accordingly, no valuation allowance has been recorded as of December 31, 2014.
As of December 31, 2014, the tax years that remain subject to examination by major tax jurisdictions generally include 2011 through 2014. In September 2014, the Trust received notification from the U.S. Internal Revenue Service (the “IRS”) that CHSP TRS has been selected for a compliance research examination for its tax years ended December 31, 2012 and 2011. As of February 19, 2015, CHSP TRS has not yet received a Revenue Agent’s Report, generally issued at the conclusion of an IRS examination, and the examination remains open.

13. Quarterly Operating Results (unaudited)

	Quarter Ended - 2014
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Total revenue	$94,774	$128,865	$130,840	$123,501
Total operating expenses	89,307	98,232	101,070	107,539
Operating income	5,467	30,633	29,770	15,962
Net income	2,178	21,249	28,688	8,839
Net income (loss) available to common shareholders, excluding amounts attributable to unvested time-based awards(1)	(373)	18,664	26,054	6,303
Net income (loss) available per common share(2):
Basic	(0.01)	0.38	0.52	0.12
Diluted	(0.01)	0.38	0.52	0.12

	Quarter Ended - 2013
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Total revenue	$70,601	$115,570	$122,443	$111,563
Total operating expenses	70,172	89,218	94,992	92,917
Operating income	429	26,352	27,451	18,646
Net income (loss)	(2,510)	17,057	19,243	11,528
Net income (loss) available to common shareholders, excluding amounts attributable to unvested time-based awards(1)	(5,020)	14,522	16,690	9,021
Net income (loss) available per common share(2):
Basic	(0.11)	0.30	0.35	0.18
Diluted	(0.11)	0.30	0.35	0.18

(1)	The sum of amounts for the four quarters may differ from the annual amount due to the required method of computing the two-class method in the respective periods.

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
Franchise Agreements—As of December 31, 2014, 11 of the Trust’s hotels operated pursuant to franchise agreements with hotel brand companies and nine hotels operated pursuant to management agreements with hotel brand companies that allowed them to operate under their respective brands. Under the 11 franchise agreements, the Trust generally pays a royalty fee ranging from 3% to 6% of room revenues and up to 3% of food and beverage revenues, plus additional fees for marketing, central reservation systems, and other franchisor costs that amount to between 1% and 5% of room revenues.
Ground Lease Agreements—The Trust leases the land underlying the Hyatt Regency Mission Bay Spa and Marina pursuant to a lease agreement, which has an initial term ending January 2056. Rent due under the lease agreement is the greater of base rent or percentage rent. Base rent is currently $2.2 million per year. Base rent resets every three years over the remaining term of the lease equal to 75% of the average of the actual rent paid over the two years preceding the base rent reset year. The next base rent reset year is 2016. Annual percentage rent is calculated based on various percentages of the hotel's various sources of revenue, including room, food and beverage, and marina rentals, earned during the period.
The Trust also leases the land underlying the JW Marriott San Francisco Union Square pursuant to a lease agreement, which has a term ending January 2083. Rent due under the lease agreement is the greater of base rent or percentage rent. Base rent is currently $1.7 million per year. Base rent resets every five years over the remaining term of the lease based on the level of inflation, as defined in the agreement, over the preceding five years, but in no event resulting in an increase of more than 125% of the base rent in effect immediately prior to the reset year (nor subject to any decrease). The next base rent reset year is 2019. In January 2034, base rent will reset to 10% of the fair market value of the underlying land as determined by a valuation performed by an independent third party, if such reset results in an increase over the base rent in effect immediately prior to the reset year. Annual percentage rent is calculated based on various percentages of the hotel's various sources of revenue, including room and food and beverage, earned during the period.
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

15. Subsequent Events
On January 26, 2015, the Trust declared dividends in the amounts of $0.35 per share payable to its common shareholders and $0.484375 per share payable to its preferred shareholders, both of record as of March 31, 2015. The dividends will be paid on April 15, 2015.
On February 19, 2015, the Trust announced that it had entered into a definitive agreement to acquire the 393-room James Royal Palm located in Miami Beach, Florida for a purchase price of $278.0 million. The Trust expects the acquisition to close in the first quarter of 2015, subject to customary closing conditions, but can give no assurance that the acquisition will be consummated during that time period, or at all.

CHESAPEAKE LODGING TRUST
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2014
(in thousands)

Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent to Acquisition	Gross Amount at End of Year			Accumulated Depreciation	Year of Acquisition	Depreciation Life
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Hyatt Regency Boston Boston, Massachusetts	$90,184	$—	$71,462	$6,612	$75	$77,999	$78,074	$9,649	2010	40 years
Hilton Checkers Los Angeles Los Angeles, California	31,054	9,010	32,710	1,990	9,022	34,688	43,710	3,972	2010	40 years
Boston Marriott Newton Newton, Massachusetts	57,776	11,800	56,450	778	11,998	57,030	69,028	6,331	2010	40 years
Le Meridien San Francisco San Francisco, California	89,402	28,737	100,734	3,363	28,768	104,066	132,834	10,722	2010	40 years
Homewood Suites Seattle Convention Center Seattle, Washington	(1)	6,266	44,004	759	6,266	44,763	51,029	4,124	2011	40 years
W Chicago – City Center Chicago, Illinois	90,211	29,800	93,464	6,334	29,800	99,798	129,598	9,374	2011	40 years
Hotel Indigo San Diego Gaslamp Quarter San Diego, California	(1)	8,300	43,000	660	8,308	43,652	51,960	3,846	2011	40 years
Courtyard Washington Capitol Hill/Navy Yard Washington, DC	35,245	9,661	57,930	1,415	9,661	59,345	69,006	5,194	2011	40 years
Hotel Adagio San Francisco, Autograph Collection San Francisco, California	(1)	7,900	33,973	5,397	7,905	39,365	47,270	3,825	2011	40 years
Denver Marriott City Center Denver, Colorado	67,464	3,500	118,209	4,836	4,026	122,519	126,545	9,819	2011	40 years
Hyatt Herald Square New York New York, New York	(2)	14,350	36,325	5,260	14,365	41,570	55,935	2,834	2011	40 years
W Chicago – Lakeshore Chicago, Illinois	(1)	40,000	80,800	26,688	40,019	107,469	147,488	5,946	2012	40 years
Hyatt Regency Mission Bay Spa and Marina San Diego, California	—	—	57,633	1,033	—	58,666	58,666	3,419	2012	40 years
The Hotel Minneapolis, Autograph Collection Minneapolis, Minnesota	(1)	2,350	39,988	299	2,350	40,287	42,637	2,179	2012	40 years
Hyatt Place New York Midtown South New York, New York	(2)	18,470	55,002	158	18,477	55,153	73,630	2,534	2013	40 years
W New Orleans – French Quarter New Orleans, Louisiana	—	4,092	19,468	44	4,097	19,507	23,604	855	2013	40 years
Le Meridien New Orleans New Orleans, Louisiana	(1)	4,700	54,875	13,022	4,700	67,897	72,597	2,365	2013	40 years
Hyatt Fisherman's Wharf San Francisco, California	(1)	24,200	74,400	73	24,200	74,473	98,673	2,950	2013	40 years
Hyatt Santa Barbara Santa Barbara, California	(1)	31,000	24,604	197	31,000	24,801	55,801	933	2013	40 years
JW Marriott San Francisco Union Square San Francisco, California	—	—	139,150	7	—	139,157	139,157	870	2014	40 years
Totals	$551,336	$254,136	$1,234,181	$78,925	$255,037	$1,312,205	$1,567,242	$91,741

(1)	This hotel secures borrowings made under the Trust's revolving credit facility, which had no outstanding borrowings as of December 31, 2014.

(2)	This hotel secures a mortgage loan issued in July 2014, which had an outstanding principal balance of $90,000 as of December 31, 2014.

Notes:

(a)    The change in total cost of real estate assets for the years ended December 31, 2014, 2013 and 2012 is as follows:

Balance as of December 31, 2011	$843,473
Acquisitions	220,771
Capital expenditures and transfers from construction-in-progress	12,941
Balance as of December 31, 2012	1,077,185
Acquisitions	310,811
Capital expenditures and transfers from construction-in-progress	10,810
Balance as of December 31, 2013	1,398,806
Acquisition	139,150
Capital expenditures and transfers from construction-in-progress	53,710
Disposition	(24,424)
Balance as of December 31, 2014	$1,567,242

(b)    The change in accumulated depreciation and amortization of real estate assets for the years ended December 31, 2014, 2013 and 2012 is as follows:

Balance as of December 31, 2011	$14,737
Depreciation and amortization	19,329
Balance as of December 31, 2012	34,066
Depreciation and amortization	27,391
Balance as of December 31, 2013	61,457
Depreciation and amortization	32,012
Disposition	(1,728)
Balance as of December 31, 2014	$91,741