Form 10-Q
period 2015-03-31
Chesapeake Lodging Trust
filed 2015-04-30
CIK 1473078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________
FORM 10-Q
________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
As of April 24, 2015, there were 59,651,190 shares of the registrant’s common shares issued and outstanding.

CHESAPEAKE LODGING TRUST

PART I

Item 1.	Financial Statements

CHESAPEAKE LODGING TRUST
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Property and equipment, net	$1,855,365	$1,580,427
Intangible assets, net	36,847	36,992
Cash and cash equivalents	29,282	29,326
Restricted cash	40,756	43,387
Accounts receivable, net of allowance for doubtful accounts of $157 and $161, respectively	18,635	13,102
Prepaid expenses and other assets	24,713	10,637
Deferred financing costs, net of accumulated amortization of $1,689 and $4,048, respectively	7,911	6,064
Total assets	$2,013,509	$1,719,935

LIABILITIES AND SHAREHOLDERS’ EQUITY
Long-term debt	$709,086	$551,723
Accounts payable and accrued expenses	53,170	53,442
Other liabilities	37,825	32,788
Total liabilities	800,081	637,953
Commitments and contingencies (Note 11)
Preferred shares, $.01 par value; 100,000,000 shares authorized; Series A Cumulative Redeemable Preferred Shares; 5,000,000 shares issued and outstanding, respectively ($127,422 liquidation preference)	50	50
Common shares, $.01 par value; 400,000,000 shares authorized; 59,651,190 shares and 54,818,064 shares issued and outstanding, respectively	597	548
Additional paid-in capital	1,292,222	1,138,391
Cumulative dividends in excess of net income	(78,755)	(57,007)
Accumulated other comprehensive loss	(686)	—
Total shareholders’ equity	1,213,428	1,081,982
Total liabilities and shareholders’ equity	$2,013,509	$1,719,935
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2015	2014
REVENUE
Rooms	$81,594	$70,839
Food and beverage	23,398	20,268
Other	4,298	3,667
Total revenue	109,290	94,774

EXPENSES
Hotel operating expenses:
Rooms	21,100	18,619
Food and beverage	18,466	16,210
Other direct	1,333	1,781
Indirect	43,005	36,149
Total hotel operating expenses	83,904	72,759
Depreciation and amortization	14,927	12,498
Air rights contract amortization	130	130
Corporate general and administrative	4,577	3,920
Hotel acquisition costs	369	—
Total operating expenses	103,907	89,307
Operating income	5,383	5,467
Interest income	—	—
Interest expense	(7,179)	(6,686)
Loss before income taxes	(1,796)	(1,219)
Income tax benefit	3,348	3,397
Net income	1,552	2,178
Preferred share dividends	(2,422)	(2,422)
Net loss available to common shareholders	$(870)	$(244)

Net loss available per common share - basic and diluted	$(0.02)	$(0.01)
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Net income	$1,552	$2,178
Other comprehensive income (loss):
Unrealized losses on cash flow hedge instruments	(747)	(9)
Reclassification of unrealized losses on cash flow hedge instruments to interest expense	61	37
Comprehensive income	$866	$2,206
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Preferred Shares		Common Shares		Additional Paid-In Capital	Cumulative Dividends in Excess of Net Income	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount				Total

Balances at December 31, 2014	5,000,000	$50	54,818,064	$548	$1,138,391	$(57,007)	$—	$1,081,982
Sale of common shares, net of underwriting fees and offering costs	—	—	4,600,000	46	153,732	—	—	153,778
Repurchase of common shares	—	—	(44,233)	—	(1,690)	—	—	(1,690)
Issuance of restricted common shares	—	—	276,768	3	(3)	—	—	—
Issuance of unrestricted common shares	—	—	591	—	20	—	—	20
Amortization of deferred compensation	—	—	—	—	1,772	—	—	1,772
Declaration of dividends on common shares	—	—	—	—	—	(20,878)	—	(20,878)
Declaration of dividends on preferred shares	—	—	—	—	—	(2,422)	—	(2,422)
Net income	—	—	—	—	—	1,552	—	1,552
Other comprehensive loss	—	—	—	—	—	—	(686)	(686)
Balances at March 31, 2015	5,000,000	$50	59,651,190	$597	$1,292,222	$(78,755)	$(686)	$1,213,428
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$1,552	$2,178
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,927	12,498
Air rights contract amortization	130	130
Deferred financing costs amortization	474	719
Share-based compensation	1,792	1,326
Other	(146)	(141)
Changes in assets and liabilities:
Accounts receivable, net	(3,711)	(5,050)
Prepaid expenses and other assets	(5,973)	(3,421)
Accounts payable and accrued expenses	(2,531)	2,135
Other liabilities	(10)	(7)
Net cash provided by operating activities	6,504	10,367
Cash flows from investing activities:
Acquisition of hotel, net of cash acquired	(153,592)	—
Deposit on hotel acquisition	(6,150)	—
Improvements and additions to hotels	(12,917)	(21,648)
Change in restricted cash	2,631	394
Net cash used in investing activities	(170,028)	(21,254)
Cash flows from financing activities:
Proceeds from sale of common shares, net of underwriting fees	153,962	—
Payment of offering costs related to sale of common shares	(184)	—
Borrowings under revolving credit facility	190,000	35,000
Repayments under revolving credit facility	(155,000)	—
Scheduled principal payments on mortgage debt	(2,584)	(2,479)
Payment of deferred financing costs	(2,321)	—
Payment of dividends to common shareholders	(16,281)	(12,811)
Payment of dividends to preferred shareholders	(2,422)	(2,422)
Repurchase of common shares	(1,690)	(430)
Net cash provided by financing activities	163,480	16,858
Net increase (decrease) in cash	(44)	5,971
Cash and cash equivalents, beginning of period	29,326	28,713
Cash and cash equivalents, end of period	$29,282	$34,684
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,327	$5,991
Cash paid for income taxes	$17	$15
Assumption of mortgage debt related to hotel acquisition	$125,000	$—
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Organization and Description of Business
Chesapeake Lodging Trust (the “Trust”) is a self-advised real estate investment trust (“REIT”) that was organized in the state of Maryland in June 2009. The Trust is focused on investments primarily in upper-upscale hotels in major business and convention markets and, on a selective basis, premium select-service hotels in urban settings or unique locations in the United States of America (“U.S.”). The Trust completed its initial public offering (“IPO”) in January 2010. The Trust owned no hotels nor had any operations prior to its IPO. As of March 31, 2015, the Trust owned 21 hotels with an aggregate of 6,509 rooms in nine states and the District of Columbia.
Substantially all of the Trust’s assets are held by, and all of its operations are conducted through, Chesapeake Lodging, L.P., a Delaware limited partnership, which is wholly owned by the Trust (the “Operating Partnership”). For the Trust to qualify as a REIT, it cannot operate hotels. Therefore, the Operating Partnership leases its hotels to taxable REIT subsidiaries (each, a “TRS”), which are wholly owned subsidiaries of the Operating Partnership and are treated as TRSs for federal income tax purposes. The TRSs then engage hotel management companies to operate the hotels pursuant to management agreements.

2. Summary of Significant Accounting Policies
Basis of Presentation—The interim consolidated financial statements presented herein include all of the accounts of Chesapeake Lodging Trust and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
The information in these interim consolidated financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal, recurring nature unless disclosed otherwise. These interim consolidated financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission (“SEC”) and do not include all of the information and disclosures required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Trust's Form 10-K for the year ended December 31, 2014.
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

The Trust reviews its hotels for impairment whenever events or changes in circumstances indicate that the carrying values of the hotels may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the hotels due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel’s estimated fair market value is recorded and an impairment loss is recognized. No impairment losses have been recognized related to any hotels for the three months ended March 31, 2015 and 2014.
The Trust classifies a hotel as held for sale in the period in which it has made the decision to dispose of the hotel, a binding agreement to purchase the hotel has been signed under which the buyer has committed a significant amount of nonrefundable cash, and no significant financing contingencies exist which could cause the transaction not to be completed in a timely manner. If these criteria are met, depreciation and amortization of the hotel will cease and an impairment loss will be recognized if the fair value of the hotel, less the costs to sell, is lower than the carrying amount of the hotel. If the sale represents a strategic shift that has (or will have) a major effect on the Trust's operations and financial results, the Trust will classify the loss, together with the related operating results, as discontinued operations in the consolidated statements of operations and will classify the related assets and liabilities as held for sale in the consolidated balance sheets. As of March 31, 2015, the Trust had no assets held for sale or liabilities related to assets held for sale.
Revenue Recognition—Revenues from operations of the hotels are recognized when the services are provided. Revenues consist of room sales, food and beverage sales, and other hotel department revenues, such as parking, marina, telephone, and gift shop sales.
Prepaid Expenses and Other Assets—Prepaid expenses and other assets consist of prepaid real estate taxes, prepaid insurance, deposits on hotel acquisitions, deferred franchise costs, inventories, deferred tax assets, and other assets.
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
Income Taxes—The Trust has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code. As a REIT, the Trust generally will not be subject to federal income tax on that portion of its net income that does not relate to any of the Trust's TRSs, and that is currently distributed to its shareholders. Our TRSs, which lease the Trust’s hotels from the subsidiaries of the Operating Partnership owning them, are subject to federal and state income taxes.

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
Recent Accounting Pronouncements—In April 2015, the Financial Accounting Standards Board (the “FASB”) issued updated accounting guidance for the presentation of debt issuance costs in the consolidated balance sheets. Under the new accounting guidance, debt issuance costs will be shown as a direct deduction from the related debt liability rather than as an asset in the consolidated balance sheet. The amortization of the costs will continue to be included in interest expense in the consolidated statement of operations. The new accounting guidance is effective for interim and annual periods beginning on or after December 15, 2015. The Trust will adopt the new accounting guidance on January 1, 2016. The Trust does not believe that the adoption of this guidance will have a material impact on the consolidated financial statements.

3. Acquisitions
The Trust has acquired the following hotels since January 1, 2014 (in thousands, except rooms data):

Hotel	Location	Rooms	Net Assets Acquired	Acquisition Date
2014 Acquisition:
JW Marriott San Francisco Union Square(1)	San Francisco, CA	337	154,143	October 1, 2014
		337	154,143
2015 Acquisition:
Royal Palm South Beach Miami, a Tribute Portfolio Resort(2)	Miami Beach, FL	393	153,661	March 9, 2015
		393	153,661

(1)
As part of the acquisition, the Trust assumed a ground lease, which has a term ending January 2083. See Note 11, "Commitments and Contingencies," for additional information relating to the lease agreement.

(2)
As part of the acquisition, the Trust assumed a $125.0 million term loan with a carrying value that approximated its fair value at the date of acquisition. See Note 6, "Long-Term Debt," for additional information related to the term loan.

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed in the 2015 acquisition, based on their fair values was as follows (in thousands):

2015 Acquisition
Land and land improvements	$40,100
Buildings and leasehold improvements	222,700
Furniture, fixtures and equipment	14,148
Cash	69
Accounts receivable, net	1,822
Prepaid expenses and other assets	1,953
Accounts payable and accrued expenses	(2,006)
Other liabilities	(125)
Mortgage loan	(125,000)
Net assets acquired	$153,661

The following financial information presents the pro forma results of operations of the Trust for the three months ended March 31, 2015 and 2014 as if all acquisitions during 2015 and 2014 had taken place on January 1, 2014. The pro forma results for the three months ended March 31, 2015 and 2014 have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have actually occurred had all transactions taken place on January 1, 2014, or of future results of operations (in thousands, except per share data).

	Three Months Ended March 31,
	2015	2014
Total revenue	$119,870	$118,098
Total hotel operating expenses	90,145	88,378
Total operating expenses	111,087	107,979
Operating income	8,783	10,119
Net income available to common shareholders	1,116	2,456
Net income available per common share - basic and diluted	$0.02	$0.04

For the three months ended March 31, 2015, the consolidated statement of operations includes total revenue of $3.5 million and total hotel operating expenses of $1.7 million related to the operations of the Royal Palm South Beach Miami, a Tribute Portfolio Resort, which was acquired during the period.

4. Property and Equipment
Property and equipment as of March 31, 2015 and December 31, 2014 consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Land and land improvements	$295,156	$255,037
Buildings and leasehold improvements	1,537,865	1,312,529
Furniture, fixtures and equipment	154,105	138,163
Construction-in-progress	28,673	20,205
	2,015,799	1,725,934
Less: accumulated depreciation and amortization	(160,434)	(145,507)
Property and equipment, net	$1,855,365	$1,580,427

5. Intangible Assets and Liability
Intangible assets and liability as of March 31, 2015 and December 31, 2014 consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Intangible assets:
Air rights contract(1)	$36,105	$36,105
Favorable ground leases(2)	3,568	3,568
	39,673	39,673
Less: accumulated amortization	(2,826)	(2,681)
Intangible assets, net	$36,847	$36,992

Intangible liability:
Unfavorable contract liability(2)	$14,236	$14,236
Less: accumulated amortization	(1,374)	(1,276)
Intangible liability, net (included within other liabilities)	$12,862	$12,960

(1)
In conjunction with the acquisition of the Hyatt Regency Boston on March 18, 2010, the Trust acquired an air rights contract which expires in September 2079 and that requires no payments through maturity. The Trust recorded the fair value of the air rights contract of $36.1 million as an intangible asset and is amortizing the value over the term of the contract.

(2)
In conjunction with the acquisition of the Denver Marriott City Center on October 3, 2011, the Trust assumed three lease agreements for land parcels underlying a portion of the hotel with initial terms ending July 2068, February 2072 and April 2072. The Trust concluded that the terms of two of the three ground leases were below market terms and recorded an aggregate of $4.8 million of favorable ground lease assets, which the Trust is amortizing over the life of the respective leases and including within indirect hotel operating expenses in the interim consolidated statements of operations. On July 29, 2014, the Trust terminated one of the two ground leases with below market terms in connection with acquiring the associated land parcel and recognized a $1.2 million loss on impairment of intangible asset, which was included within indirect hotel operating expenses in the consolidated statements of operations for the year ended December 31, 2014. Also in conjunction with the acquisition of the Denver Marriott City Center, the Trust assumed a management contract with a non-cancelable term ending December 2047. The Trust concluded that the management agreement terms were above market terms and recorded a $14.2 million unfavorable contract liability, which the Trust is amortizing over the remaining non-cancelable term and including within indirect hotel operating expenses in the interim consolidated statements of operations.

6. Long-Term Debt
Long-term debt as of March 31, 2015 and December 31, 2014 consisted of the following (in thousands):

	Origination	Original Principal Amount		Interest Rate	Principal Amortization Period	March 31,	December 31,
			Maturity			2015	2014
Revolving credit facility(1)	July 2010	n/a	March 2019	Floating	n/a	$35,000	$—
Term loan:
Royal Palm South Beach Miami, a Tribute Portfolio Resort(2)	March 2015	$125,000	March 2017	Floating	n/a	125,000	—
Other mortgage loans:
Hyatt Regency Boston	June 2011	$95,000	July 2016	5.01%	30	89,780	90,184
Courtyard Washington Capitol Hill/Navy Yard(3)	June 2011	$37,497	November 2016	5.90%	30	35,053	35,245
Boston Marriott Newton	May 2013	$60,000	June 2020	3.63%	25	57,385	57,776
Le Meridien San Francisco	July 2013	$92,500	August 2020	3.50%	25	88,794	89,402
Denver Marriott City Center(4)	July 2012	$70,000	August 2022	4.90%	30	67,175	67,464
Hilton Checkers Los Angeles	February 2013	$32,000	March 2023	4.11%	30	30,909	31,054
W Chicago – City Center	July 2013	$93,000	August 2023	4.25%	25	89,656	90,211
Hyatt Herald Square New York/Hyatt Place New York Midtown South(5)	July 2014	$90,000	July 2024	4.30%	30	90,000	90,000
						708,752	551,336
Unamortized premium(3)						334	387
Long-term debt						$709,086	$551,723

(1)
The Trust may exercise an option to extend the maturity by one year, subject to certain customary conditions. As of March 31, 2015, the interest rate in effect was 1.73%. See below for additional information related to the revolving credit facility.

(2)
On March 9, 2015, in connection with the acquisition of the Royal Palm South Beach Miami, a Tribute Portfolio Resort, the Trust assumed an existing loan agreement with an outstanding principal balance of $125.0 million. The term loan was amended and restated at the time of assumption and provides for a new two-year term and, subject to certain customary conditions, an option to extend the maturity by one year. The Trust determined that the carrying value of the term loan approximated its fair value on the date of assumption. The term loan bears interest equal to one-month LIBOR plus 2.40%. Contemporaneous with the assumption of the term loan, the Trust entered into an interest rate swap to effectively fix the interest rate on the term loan for the new two-year term at 3.34% per annum. Under the terms of this interest rate swap, the Trust pays fixed interest of 0.94% per annum on a notional amount of $125.0 million and receives floating rate interest equal to one-month LIBOR. The effective date of this interest rate swap is March 9, 2015 and it matures on March 9, 2017.

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
Revolving credit facility
On March 4, 2015, the Trust entered into an amended credit agreement to (1) convert its revolving credit facility from a secured to an unsecured revolving credit facility, (2) increase the maximum borrowing availability under the revolving credit facility from $250.0 million to $300.0 million, (3) lower the interest rate to LIBOR plus 1.55% - 2.30% (the spread over LIBOR continues to be based on the Trust's consolidated leverage ratio), and (4) extend the maturity date to March 2019. The amended credit agreement provides for the possibility of further future increases, up to a maximum of $450.0 million, in accordance with the terms of the amended credit agreement. The amended credit agreement also provides for an extension of the maturity date by one year, subject to satisfaction of certain customary conditions.

The amount that the Trust can borrow under the revolving credit facility is based on the value of the Trust's hotels included in the borrowing base, as defined in the amended credit agreement. As of March 31, 2015, the borrowing base included 10 of the Trust's hotels providing borrowing availability of $300.0 million under the revolving credit facility, of which $265.0 million remained available. The amended credit agreement contains more favorable financial covenants, including the leverage ratio and minimum tangible net worth requirement, as compared to those in effect prior to the amendment, and has additional financial covenants typically found in similar unsecured revolving credit facilities, including a consolidated secured debt ratio, an unsecured leverage ratio and an unsecured debt service coverage ratio.
Other
Certain of the Trust's mortgage loan agreements contain standard financial covenants relating to coverage ratios and standard provisions that require loan servicers to maintain escrow accounts for certain items, including real estate taxes, insurance premiums, the completion of PIPs, and normal replacements of FF&E.
As of March 31, 2015, the Trust was in compliance with all financial covenants under its borrowing arrangements. As of March 31, 2015, the Trust’s weighted-average interest rate on its long-term debt was 4.06%. Future scheduled principal payments of debt obligations (assuming no exercise of extension options) as of March 31, 2015 are as follows (in thousands):

Year	Amounts
2015	$7,687
2016	131,909
2017	135,074
2018	10,493
2019	45,930
Thereafter	377,659
$708,752

7. Earnings Per Share
The following is a reconciliation of the amounts used in calculating basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2015	2014
Numerator:
Net loss available to common shareholders	$(870)	$(244)
Less: Dividends declared on unvested time-based awards	(137)	(129)
Less: Undistributed earnings allocated to unvested time-based awards	—	—
Net loss available to common shareholders, excluding amounts attributable to unvested time-based awards	$(1,007)	$(373)
Denominator:
Weighted-average number of common shares outstanding–basic and diluted	54,178,494	48,961,556
Net loss available per common share–basic and diluted	$(0.02)	$(0.01)
For the three months ended March 31, 2015, 722,305 unvested performance-based awards, and for the three months ended March 31, 2014, 634,178 unvested performance-based awards, were excluded from diluted weighted-average common shares outstanding as their effect would have been anti-dilutive.

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
On September 6, 2013, the Trust entered into sales agreements with two sales agents, pursuant to which the Trust may issue and sell up to $100.0 million in the aggregate of its common shares through a continuous at-the-market offering or other methods (the “ATM program”). The Trust did not sell any common shares under the ATM program during the three months ended March 31, 2015. As of March 31, 2015, $76.0 million of common shares remained available for issuance under the ATM program.
On September 9, 2014, the Trust completed an underwritten public offering of 4,830,000 common shares at a price of $29.88 per share, including 630,000 shares sold pursuant to the underwriter's exercise of their option to purchase additional shares. After deducting underwriting fees and offering costs, the Trust generated net proceeds of $143.9 million.
On March 27, 2015, the Trust completed an underwritten public offering of 4,600,000 common shares at a price of $33.47 per share, including 600,000 shares sold pursuant to the underwriters' exercise of their option to purchase additional shares. After deducting underwriting fees and offering costs, the Trust generated net proceeds of $153.8 million.
For the three months ended March 31, 2015, the Trust issued 591 unrestricted common shares and 276,768 restricted common shares to its trustees and employees. For the three months ended March 31, 2015, the Trust repurchased 44,233 common shares from employees to satisfy the minimum statutory tax withholding requirements related to the vesting of their previously granted restricted common shares. As of March 31, 2015, the Trust had 59,651,190 common shares outstanding.
For the three months ended March 31, 2015, the Trust paid or its board of trustees declared the following dividends per common share:

	Record Date	Payment Date	Dividend Per Common Share
Fourth Quarter 2014	December 31, 2014	January 15, 2015	$0.30
First Quarter 2015	March 31, 2015	April 15, 2015	$0.35
Preferred Shares—The Trust is authorized to issue up to 100,000,000 preferred shares, $.01 par value per share. The Trust’s board of trustees is required to set for each class or series of preferred shares the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption. As of March 31, 2015, the Trust had 5,000,000 shares of its 7.75% Series A Cumulative Redeemable Preferred Shares outstanding.
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
For the three months ended March 31, 2015, the Trust paid or its board of trustees declared the following dividends per preferred share:

	Record Date	Payment Date	Dividend Per Series A Cumulative Redeemable Preferred Share
Fourth Quarter 2014	December 31, 2014	January 15, 2015	$0.484375
First Quarter 2015	March 31, 2015	April 15, 2015	$0.484375
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
The Trust initially reserved 454,657 common shares for issuance under the Plan at its establishment. In May 2012, the Trust’s common shareholders approved an amendment to the Plan such that the number of shares available for issuance under the Plan was increased by 2,750,000. Shares that are issued under the Plan to any person pursuant to an award are counted against this limit as one share for every one share granted. If any shares covered by an award are not purchased or are forfeited, if an award is settled in cash, or if an award otherwise terminates without delivery of any shares, then the number of common shares counted against the aggregate number of shares available under the Plan with respect to the award will, to the extent of any such forfeiture or termination, again be available for making awards under the Plan. As of March 31, 2015, subject to increases that may result in the case of any future forfeiture or termination of currently outstanding awards, 1,280,864 common shares were reserved and available for future issuances under the Plan.
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
For the three months ended March 31, 2015, the Trust granted 276,768 restricted common shares to certain employees, of which 102,416 shares were time-based awards and 174,352 shares were performance-based awards (the “2015 Performance-Based Awards”). The time-based awards are eligible to vest at the annual rate of one-third of the number of restricted shares granted commencing on the first anniversary of their issuance. The 2015 Performance-Based Awards are eligible to vest at December 31, 2017. Dividends on the 2015 Performance-Based Awards accrue, but are not paid unless the related shares vest. The fair value of the 2015 Performance-Based Awards was $17.13 per share and was determined using a Monte Carlo simulation with the following assumptions: volatility of 19.90%; an expected term equal to the requisite service period for the awards; and a risk-free interest rate of 0.85%.
The actual number of shares under the 2015 Performance-Based Awards that vest will be based on the Trust’s total shareholder return (“TSR”), as defined in the restricted share agreements, measured over a three-year performance period ending December 31, 2017, against the total return generated by the SNL US Hotel REIT Index prepared by SNL Financial LC (the “Index”). The payout schedule for the 2015 Performance-Based Awards is as follows, with linear interpolation for performance between 67% and 100%, and between 100% and 133% of the Index:

Trust TSR as % of Index Total Return	Payout (% of Maximum)
<67%	0%
67%	25%
100%	50%
≥133%	100%

If the Trust’s TSR is negative for the performance period, no shares under the 2015 Performance-Based Awards will vest. If the Trust’s TSR is positive for the performance period and the total return of the Index is negative, 100% of the shares subject to vesting under the 2015 Performance-Based Awards will vest.
As of March 31, 2015, there was approximately $15.0 million of unrecognized share-based compensation expense related to restricted common shares. The unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 2.2 years.
The following is a summary of the Trust’s restricted common share activity for the three months ended March 31, 2015:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Restricted common shares as of December 31, 2014	927,552	$15.87
Granted	276,768	$25.06
Vested	(90,940)	$22.87
Forfeited	—	$—
Restricted common shares as of March 31, 2015	1,113,380	$17.58

10. Fair Value Measurements and Derivative Instrument
The following table sets forth the Trust’s financial assets and liabilities measured at fair value by level within the fair value hierarchy (in thousands). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at March 31, 2015
	Total	Level 1	Level 2	Level 3
Liabilities:
Interest rate swap (included within other liabilities)	$686	$—	$686	$—
	$686	$—	$686	$—
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
The Trust’s financial instruments in addition to those disclosed in the table above include cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, and long-term debt. The carrying values reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses approximate fair value. The Trust estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument using estimated market rates of debt instruments with similar maturities and credit profiles. These inputs are classified as Level 3 within the fair value hierarchy. As of March 31, 2015, the carrying value reported in the consolidated balance sheet for the Trust's long-term debt approximated its fair value.

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
Franchise Agreements—As of March 31, 2015, 12 of the Trust’s hotels operated pursuant to franchise agreements with hotel brand companies and nine hotels operated pursuant to management agreements with hotel brand companies that allowed them to operate under their respective brands. Under the 12 franchise agreements, the Trust generally pays a royalty fee ranging from 3% to 6% of room revenues and up to 3% of food and beverage revenues, plus additional fees for marketing, central reservation systems, and other franchisor costs that amount to between 1% and 5% of room revenues.

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

12. Subsequent Event
On April 30, 2015, the Trust acquired the 182-room Ace Hotel and Theater Downtown Los Angeles located in Los Angeles, California for approximately $101.7 million, including acquired working capital. The Trust entered into a management agreement with Ace Hotel Group to continue managing the hotel.

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
These risks and uncertainties, together with the information contained in our Form 10-K for the year ended December 31, 2014 under the caption “Risk Factors,” should be considered in evaluating any forward-looking statement contained in this report or incorporated by reference herein. All forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are qualified by the cautionary statements in this section. We undertake no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report, except as required by law.

Overview
The Trust was organized as a self-advised REIT in the state of Maryland in June 2009, with a focus on investments primarily in upper-upscale hotels in major business and convention markets and, on a selective basis, premium select-service hotels in urban settings or unique locations in the U.S. We completed our IPO in January 2010 and own the following 22 hotels as of the date of this filing:

Hotel		Location	Rooms	Acquisition Date
1	Hyatt Regency Boston	Boston, MA	502	March 18, 2010
2	Hilton Checkers Los Angeles	Los Angeles, CA	193	June 1, 2010
3	Boston Marriott Newton	Newton, MA	430	July 30, 2010
4	Le Meridien San Francisco	San Francisco, CA	360	December 15, 2010
5	Homewood Suites Seattle Convention Center	Seattle, WA	195	May 2, 2011
6	W Chicago – City Center	Chicago, IL	403	May 10, 2011
7	Hotel Indigo San Diego Gaslamp Quarter	San Diego, CA	210	June 17, 2011
8	Courtyard Washington Capitol Hill/Navy Yard	Washington, DC	204	June 30, 2011
9	Hotel Adagio San Francisco, Autograph Collection	San Francisco, CA	171	July 8, 2011
10	Denver Marriott City Center	Denver, CO	613	October 3, 2011
11	Hyatt Herald Square New York	New York, NY	122	December 22, 2011
12	W Chicago – Lakeshore	Chicago, IL	520	August 21, 2012
13	Hyatt Regency Mission Bay Spa and Marina	San Diego, CA	429	September 7, 2012
14	The Hotel Minneapolis, Autograph Collection	Minneapolis, MN	222	October 30, 2012
15	Hyatt Place New York Midtown South	New York, NY	185	March 14, 2013
16	W New Orleans – French Quarter	New Orleans, LA	97	March 28, 2013
17	Le Meridien New Orleans	New Orleans, LA	410	April 25, 2013
18	Hyatt Fisherman's Wharf	San Francisco, CA	313	May 31, 2013
19	Hyatt Santa Barbara	Santa Barbara, CA	200	June 27, 2013
20	JW Marriott San Francisco Union Square	San Francisco, CA	337	October 1, 2014
21	Royal Palm South Beach Miami, a Tribute Portfolio Resort	Miami Beach, FL	393	March 9, 2015
22	Ace Hotel and Theater Downtown Los Angeles	Los Angeles, CA	182	April 30, 2015
			6,691

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

Executive Summary
Our 21-hotel portfolio generated RevPAR growth of 3.0% during the first quarter of 2015 as compared to the first quarter of 2014, driven by an increase in ADR of 7.2% offset by a decline in occupancy of 3.0 percentage points. The decline in occupancy was primarily related to (1) displacement from the guestroom renovations at the Hyatt Regency Boston, the Le Meridien San Francisco and the Hyatt Fisherman’s Wharf, and (2) cancellations related to travel disruptions caused by harsher than normal winter weather, particularly in Boston. Excluding the above mentioned negative impacts, we generally saw strong demand at our other hotels during the first quarter of 2015, particularly those located in San Francisco, Chicago, San Diego, and Washington, DC.
During the first quarter of 2015, we improved the quality of and further diversified geographically our hotel portfolio by acquiring the Royal Palm South Beach Miami, a Tribute Portfolio Resort, for a purchase price of $278.0 million. Subsequent to quarter end, we acquired the Ace Hotel and Theater Downtown Los Angeles, for a purchase price of $103.0 million. We funded these acquisitions by completing a common share offering, generating net proceeds of $153.8 million, during the first quarter, assuming a $125.0 million term loan in connection with the acquisition of the Royal Palm South Beach Miami, a Tribute Collection Resort, and borrowing under our revolving credit facility. We also lowered our cost of capital and strengthened our balance sheet during the first quarter of 2015 by amending and restating our revolving credit facility by (1) converting it from a secured to an unsecured credit facility, (2) increasing the maximum size of the facility, (3) lowering the interest rate spread over LIBOR charged on outstanding borrowings, and (4) extending the initial term.
We expect favorable hotel supply and demand fundamentals for the U.S. lodging industry to continue for the foreseeable future and particularly in the geographic markets our hotels are located. We expect operating trends to accelerate for our hotel portfolio through the remainder of 2015 as a result of the completion in the second quarter of 2015 of the guestroom renovations at our three hotels located in San Francisco and Boston. We believe our hotel portfolio is further positioned for strong performance in 2015 and beyond as a result of the recent acquisitions and the investments made in 2014 for the comprehensive renovations of the W Chicago - Lakeshore, the Hyatt Herald Square New York, and the Le Meridien New Orleans.

Results of Operations
Comparison of three months ended March 31, 2015 and 2014
Results of operations for the three months ended March 31, 2015 include the operating activity of 20 hotels for the full period and one hotel for part of the period, whereas the results of operations for the three months ended March 31, 2014 include the operating activity of 20 hotels for the full period. We use the term “comparable hotel portfolio” to refer to those hotels owned for the entirety of the two periods being compared and the term “non-comparable hotel portfolio” to refer to those hotels acquired in either of the two periods being compared or sold in or prior to either of the two periods being compared. The comparable hotel portfolio for the three months ended March 31, 2015 and 2014 includes 19 of the 21 hotels owned as of March 31, 2015.
Revenues—Total revenue for the three months ended March 31, 2015 was $109.3 million, of which $94.4 million was contributed by the comparable hotel portfolio and $14.9 million was contributed by the non-comparable hotel portfolio. Total revenue for the three months ended March 31, 2014 was $94.8 million, of which $93.0 million was contributed by the comparable hotel portfolio and $1.8 million was contributed by the non-comparable hotel portfolio. The increase in total revenue for the comparable hotel portfolio was $1.4 million. We experienced increase demand for rooms from corporate and leisure transient customers, particularly at our hotels located in San Francisco, Chicago, San Diego, and Washington, DC, and from group customers at the our hotels located in San Francisco and Chicago, which was driven by favorable convention calendars for these two markets during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. Even beyond the strong market dynamics of Chicago during the three months ended March 31, 2015, the W Chicago – Lakeshore experienced a significant increase in total revenue due to the fact that the hotel was undergoing a comprehensive renovation during the three months ended March 31, 2014. The aforementioned increases in total revenue were offset partially by (1) decreases in total revenue from the Hyatt Regency Boston, the Le Meridien San Francisco, and the Hyatt Fisherman's Wharf as a result of guestroom renovations that were ongoing during the three months ended March 31, 2015, which negatively impacted customer demand at those hotels and (2) cancellations related to travel disruptions caused by harsher than normal winter weather, particularly in Boston.
Hotel operating expenses—Hotel operating expenses, excluding depreciation and amortization, for the three months ended March 31, 2015 was $83.9 million, of which $73.8 million was contributed by the comparable hotel portfolio and $10.1 million was contributed by the non-comparable hotel portfolio. Hotel operating expenses, excluding depreciation and amortization, for the three months ended March 31, 2014 was $72.8 million, of which $71.7 million was contributed by the comparable hotel portfolio and $1.1 million was contributed by the non-comparable hotel portfolio. The increase in total hotel operating expenses for the comparable hotel portfolio of $2.1 million was primarily a result of the increase in corresponding total revenue for the comparable hotel portfolio and increases in property taxes related to increases in the assessed values at our hotels located in Chicago, New Orleans, Boston, and Washington, DC. The aforementioned increases in total hotel operating expenses were offset partially by a decrease in total hotel operating expenses at the Hyatt Regency Boston, the Le Meridien San Francisco, and the Hyatt Fisherman's Wharf commensurate with the decreases in total revenue due to their ongoing guestroom renovations during the three months ended March 31, 2015.

Depreciation and amortization—Depreciation and amortization expense for the three months ended March 31, 2015 and 2014 was $14.9 million and $12.5 million, respectively. The increase in depreciation and amortization expense was primarily attributable to the acquisitions of the JW Marriott San Francisco Union Square in October 2014 and the Royal Palm South Beach Miami, a Tribute Portfolio Resort in March 2015.
Air rights contract amortization—Air rights contract amortization expense associated with the Hyatt Regency Boston for each of the three months ended March 31, 2015 and 2014 was $0.1 million.
Corporate general and administrative—Corporate general and administrative expense for the three months ended March 31, 2015 and 2014 was $4.6 million and $3.9 million, respectively. Included in corporate general and administrative expense for the three months ended March 31, 2015 and 2014 was $1.8 million and $1.3 million, respectively, of non-cash share-based compensation expense. The increase in corporate general and administrative expense is primarily related to an increase in employee compensation expense, including non-cash share-based compensation expense.
Hotel acquisition costs—Hotel acquisition costs for the three months ended March 31, 2015 was $0.4 million, which were primarily related to the acquisition of the Royal Palm South Beach Miami, a Tribute Portfolio Resort during the period. No hotel acquisitions occurred during the three months ended March 31, 2014.
Interest expense—Interest expense for the three months ended March 31, 2015 and 2014 was $7.2 million and $6.7 million, respectively. The increase is primarily related to the increase in long-term debt outstanding, reflecting the use of debt to partially fund the acquisitions of the JW Marriott San Francisco Union Square in October 2014 and the Royal Palm South Beach Miami, a Tribute Portfolio Resort in March 2015.
Income tax benefit—Income tax benefit for the three months ended March 31, 2015 and 2014 was $3.3 million and $3.4 million, respectively. Income tax benefit is directly related to taxable losses generated by our TRSs during the periods.
Hotel operating results
We assess the operating performance of our hotels irrespective of the hotel owner during the periods compared. We use the term "pro forma" to refer to metrics that include, or comparisons of metrics that are based on, the operating results of hotels under previous ownership for either a portion of or the entire period. Since one of our hotels owned as of March 31, 2015 was acquired in March 2015 and another one of our hotels owned as of March 31, 2015 was acquired in October 2014, the key operating metrics below reflect the pro forma operating results for those hotels for all, or a certain period, of the three months ended March 31, 2015 and 2014. Included in the following table are comparisons of pro forma occupancy, ADR, RevPAR, Adjusted Hotel EBITDA, and Adjusted Hotel EBITDA Margin for the 21-hotel portfolio for the three months ended March 31, 2015 and 2014 (in thousands, except for ADR and RevPAR):

	Three Months Ended March 31,
	2015(1)	2014(1)	Change
Pro forma Occupancy	71.7%	74.7%	(300) bps
Pro forma ADR	$213.00	$198.64	7.2%
Pro forma RevPAR	$152.80	$148.39	3.0%

Pro forma Adjusted Hotel EBITDA	$29,644	$28,943	2.4%
Pro forma Adjusted Hotel EBITDA Margin	24.7%	24.9%	(20) bps

(1)	Includes results of operations for certain hotels prior to our acquisition.

Pro forma RevPAR increased 3.0% for the hotel portfolio for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. Excluding our hotels undergoing renovation during period, we experienced increase demand for rooms from corporate and leisure transient customers, particularly at our hotels located in San Francisco, Chicago, San Diego, and Washington, DC, and from group customers at the our hotels located in San Francisco and Chicago, which was driven by favorable convention calendars for these two markets during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The increased demand for rooms combined with high levels of occupancy led to increases in RevPAR being primarily driven by increases in ADR as our hotel managers were able to exercise pricing power at those hotels. Even beyond the strong market dynamics of Chicago during the three months ended March 31, 2015, the W Chicago - Lakeshore experienced a significant increase in both occupancy and ADR due to the fact that the hotel was undergoing a comprehensive renovation during the three months ended March 31, 2014. The aforementioned increases in RevPAR were offset partially by (1) significant decreases in occupancy at the Hyatt Regency Boston, the Le Meridien San Francisco, and the Hyatt Fisherman's Wharf as a result of guestroom renovations that were ongoing during the three months ended March 31, 2015, which negatively impacted customer demand at those hotels and (2) cancellations related to travel disruptions caused by harsher than normal winter weather, particularly in Boston. The three hotels previously mentioned that were undergoing guestroom renovations during the three months ended March 31, 2015, however, were able to minimize their decreases in RevPAR caused by significant decreases in occupancy by increasing ADR as our hotel managers were able to exercise pricing power with the limited rooms that were available during the period.
Pro forma Adjusted Hotel EBITDA increased 2.4% and pro forma Adjusted Hotel EBITDA Margin decreased by 20 basis points for the hotel portfolio for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The increase in pro forma Adjusted Hotel EBITDA was primarily a result of the increase in pro forma RevPAR of 3.0%. The significant decreases in RevPAR at the three hotels undergoing guestroom renovations during the three months ended March 31, 2015 had a negative impact on pro forma Adjusted Hotel EBITDA and Adjusted Hotel EBITDA Margin; although those hotels were able to decrease variable hotel operating expenses, they were not able to decrease total hotel operating expenses to the extent of the decreases in total revenue experienced by those hotels. In addition, increases in property taxes related to increases in the assessed values of our hotels located in Chicago, New Orleans, Boston, Washington, DC, and specifically the JW Marriott San Francisco Union Square, which was acquired in 2014, increased our hotel operating expenses, limiting the increase in pro forma Adjusted Hotel EBITDA and negatively impacting Adjusted Hotel EBITDA Margin.

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
The following table calculates for the 21-hotel portfolio pro forma Hotel EBITDA, Adjusted Hotel EBITDA, and Adjusted Hotel EBITDA Margin for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015(1)	2014(1)
Total revenue	$119,870	$116,348
Less: Total hotel operating expenses	90,145	87,329
Hotel EBITDA	29,725	29,019
Add: Non-cash amortization(2)	(81)	(76)
Adjusted Hotel EBITDA	$29,644	$28,943
Adjusted Hotel EBITDA Margin	24.7%	24.9%

(1)	Includes results of operations for certain hotels prior to our acquisition.

(2)	Includes non-cash amortization of ground lease asset, deferred franchise costs, deferred key money, and unfavorable contract liability.
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
The following table reconciles net income to Corporate EBITDA and Adjusted Corporate EBITDA for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Net income	$1,552	$2,178
Add: Depreciation and amortization	14,927	12,498
Interest expense	7,179	6,686
Less: Interest income	—	—
Income tax benefit	(3,348)	(3,397)
Corporate EBITDA	20,310	17,965
Add: Hotel acquisition costs	369	—
Non-cash amortization(1)	49	55
Adjusted Corporate EBITDA	$20,728	$18,020

(1)	Includes non-cash amortization of ground lease asset, deferred franchise costs, deferred key money, unfavorable contract liability, and air rights contract.

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
The following table reconciles net income to FFO, FFO available to common shareholders, and AFFO available to common shareholders for the three months ended March 31, 2015 and 2014 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2015	2014
Net income	$1,552	$2,178
Add: Depreciation and amortization	14,927	12,498
FFO	16,479	14,676
Less: Preferred share dividends	(2,422)	(2,422)
Dividends declared on unvested time-based awards	(137)	(129)
Undistributed earnings allocated to unvested time- based awards	—	—
FFO available to common shareholders	13,920	12,125
Add: Hotel acquisition costs	369	—
Non-cash amortization(1)	49	55
AFFO available to common shareholders	$14,338	$12,180

FFO available per common share - basic and diluted	$0.26	$0.25

AFFO available per common share- basic and diluted	$0.26	$0.25

(1)	Includes non-cash amortization of ground lease asset, deferred franchise costs, deferred key money, unfavorable contract liability, and air rights contract.

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

Sources and Uses of Cash
For the three months ended March 31, 2015, net cash flows from operating activities were $6.5 million; net cash flows used in investing activities were $170.0 million, including $153.6 million to partially fund the acquisition of the Royal Palm South Beach Miami, a Tribute Portfolio Resort, $6.2 million for deposit on the acquisition of the Ace Hotel and Theater Downtown Los Angeles and $12.9 million for improvements and additions to our hotels; and net cash flows provided by financing activities were $163.5 million, including net proceeds of $153.8 million from the sale of common shares and net borrowings of $35.0 million under our revolving credit facility, offset by $2.6 million in scheduled principal payments on mortgage debt and $18.7 million in dividend payments to common and preferred shareholders. As of March 31, 2015, we had cash and cash equivalents of $29.3 million.

Liquidity and Capital Resources
We expect our primary source of cash to meet operating requirements, including payment of dividends in accordance with the REIT requirements of the U.S. federal income tax laws, payment of interest on any borrowings and funding of any capital expenditures, will be from our hotels’ results of operations and existing cash and cash equivalent balances. We currently expect that our operating cash flows will be sufficient to fund our continuing operations. We also expect to use existing restricted cash balances to partially fund any capital expenditures. We intend to incur indebtedness to supplement our investment capital and to maintain flexibility to respond to industry conditions and opportunities. We are targeting an overall debt level not to exceed 40% of the aggregate value of all of our hotels as calculated in accordance with our revolving credit facility; as of March 31, 2015, our overall debt level was 32.3% under this calculation.
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
On March 4, 2015, we entered into an amended credit agreement to (1) convert from a secured revolving credit facility to an unsecured revolving credit facility, (2) increase the maximum size of the revolving credit facility from $250.0 million to $300.0 million, (3) lower the interest rate to LIBOR plus 1.55% - 2.30% (the spread over LIBOR continues to be based on the our consolidated leverage ratio), and (4) extend the maturity date to March 2019. The amended credit agreement provides for the possibility of further future increases, up to a maximum of $450.0 million, in accordance with the terms of the amended credit agreement. The amended credit agreement also provides for an extension of the maturity date by one year, subject to satisfaction of certain customary conditions.
On April 30, 2015, we acquired the 182-room Ace Hotel and Theater Downtown Los Angeles located in Los Angeles, California for approximately $101.7 million, including acquired working capital. We funded the acquisition with a borrowing under our revolving credit facility.
As of the date of this filing, we have approximately $35.0 million of cash and cash equivalents, approximately $41.0 million of restricted cash, total borrowing availability of $300.0 million under our revolving credit facility, of which we have $155.0 million currently outstanding, and 12 unencumbered hotels. See Note 6, "Long-Term Debt," to our interim consolidated financial statements for additional information relating to our revolving credit facility and other long-term debt.

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

Contractual Obligations
The following table sets forth our contractual obligations as of March 31, 2015, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands). There were no other material off-balance sheet arrangements at March 31, 2015, except for the then-pending acquisition of the Ace Hotel and Theater Downtown Los Angeles for a purchase price of $103.0 million, which was completed on April 30, 2015.

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Revolving credit facility, including interest(1)	$37,483	$616	$1,201	$35,666	$—
Term loan, including interest(1)	133,489	4,152	129,337	—	—
Other mortgage loans, including interest	679,703	34,475	178,709	53,834	412,685
Corporate office lease	582	228	354	—	—
Ground leases(2)	209,940	3,933	7,867	7,867	190,273
	$1,061,197	$43,404	$317,468	$97,367	$602,958

(1)
Assumes no additional borrowings and interest payments are based on the interest rate in effect at March 31, 2015. Also assumes that no extension options are exercised. See the notes to our interim consolidated financial statements for additional information relating to our revolving credit facility and term loan.

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

Critical Accounting Policies
Our interim consolidated financial statements have been prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our interim consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances. All of our critical accounting policies are disclosed in our Form 10-K for the year ended December 31, 2014.

Recent Accounting Pronouncements
See Note 2, “Summary of Significant Accounting Policies,” to our interim consolidated financial statements for additional information relating to recent accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We earn interest income primarily from cash and cash equivalent balances. Based on our cash and cash equivalents as of March 31, 2015, if interest rates increase or decrease by 1.00%, our interest income will increase or decrease by approximately $0.3 million annually.
Amounts borrowed under our revolving credit facility currently bear interest at variable rates based on LIBOR plus 1.55% - 2.30% (the spread over LIBOR based on our consolidated leverage ratio). If prevailing LIBOR on any outstanding borrowings under our revolving credit facility were to increase or decrease by 1.00%, the increase or decrease in interest expense on our debt would increase or decrease future earnings and cash flows by approximately $0.4 million annually, assuming that the amount outstanding under our revolving credit facility was to remain at $35.0 million, the balance at March 31, 2015.

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
There have been no material changes from the risk factors disclosed under the caption “Risk Factors” in the Trust's Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about our purchases of our common shares during the three months ended March 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans of Programs
January 1, 2015–January 31, 2015	44,233	$38.24	n/a	n/a
February 1, 2015–February 28, 2015	—	$—	n/a	n/a
March 1, 2015–March 31, 2015	—	$—	n/a	n/a
	44,233	$38.24	n/a	n/a
We do not currently have a repurchase plan or program in place. However, we do provide employees who have been granted restricted common shares the option of selling shares to us to satisfy the minimum statutory tax withholding requirements on the date their shares vest. The common shares repurchased during the three months ended March 31, 2015 related to such repurchases.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibits are filed as part of this Form 10-Q:

Exhibit Number	Description of Exhibit

10.1
Employment Agreement between Registrant and James L. Francis, dated January 27, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the period ended December 31, 2014)

10.2
Employment Agreement between Registrant and Douglas W. Vicari, dated January 27, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the period ended December 31, 2014)

10.3
Employment Agreement between Registrant and D. Rick Adams, dated January 27, 2015 (incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the period ended December 31, 2014)

10.4
Employment Agreement between Registrant and Graham J. Wootten, dated January 27, 2015 (incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the period ended December 31, 2014)

10.5	Share Purchase Agreement, dated as of February 16, 2015, by and between Fillmore RYPS Holdings, LLC and CHSP Miami Beach Holdings LLC

10.6
Fourth Amended and Restated Credit Agreement, dated March 4, 2015, by and among Chesapeake Lodging, L.P., as borrower, the financial institutions party thereto and their assignees under section 13.6, as lenders, and Wells Fargo Bank, N.A., as administrative agent

10.7
Amended and Restated Loan Agreement, dated March 9, 2015, by and among RP Hotel Holdings, LLC, as borrower, and the financial institutions party thereto and their assignees under section 12.12, as lenders, and Wells Fargo Bank, N.A., as administrative agent

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President and Chief Financial Officer

32.1	Section 1350 Certification of President and Chief Executive Officer

32.2	Section 1350 Certification of Executive Vice President and Chief Financial Officer

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema Document

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document

101.LAB XBRL	Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHESAPEAKE LODGING TRUST

Date: April 30, 2015	By:	/S/ DOUGLAS W. VICARI
Douglas W. Vicari
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ GRAHAM J. WOOTTEN
Graham J. Wootten
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)