Form 10-Q
period 2015-06-30
Chesapeake Lodging Trust
filed 2015-07-30
CIK 1473078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________
FORM 10-Q
________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
As of July 24, 2015, there were 59,658,433 shares of the registrant’s common shares issued and outstanding.

CHESAPEAKE LODGING TRUST

PART I

Item 1.	Financial Statements

CHESAPEAKE LODGING TRUST
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Property and equipment, net	$1,951,880	$1,580,427
Intangible assets, net	36,703	36,992
Cash and cash equivalents	47,914	29,326
Restricted cash	38,546	43,387
Accounts receivable, net of allowance for doubtful accounts of $146 and $161, respectively	28,233	13,102
Prepaid expenses and other assets	19,913	10,637
Deferred financing costs, net of accumulated amortization of $2,154 and $4,048, respectively	7,427	6,064
Total assets	$2,130,616	$1,719,935

LIABILITIES AND SHAREHOLDERS’ EQUITY
Long-term debt	$806,514	$551,723
Accounts payable and accrued expenses	64,440	53,442
Other liabilities	43,562	32,788
Total liabilities	914,516	637,953
Commitments and contingencies (Note 11)
Preferred shares, $.01 par value; 100,000,000 shares authorized; Series A Cumulative Redeemable Preferred Shares; 5,000,000 shares issued and outstanding, respectively ($127,422 liquidation preference)	50	50
Common shares, $.01 par value; 400,000,000 shares authorized; 59,664,367 shares and 54,818,064 shares issued and outstanding, respectively	597	548
Additional paid-in capital	1,294,103	1,138,391
Cumulative dividends in excess of net income	(78,015)	(57,007)
Accumulated other comprehensive loss	(635)	—
Total shareholders’ equity	1,216,100	1,081,982
Total liabilities and shareholders’ equity	$2,130,616	$1,719,935
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
REVENUE
Rooms	$122,966	$98,118	$204,560	$168,957
Food and beverage	33,014	26,063	56,412	46,331
Other	6,165	4,684	10,463	8,351
Total revenue	162,145	128,865	271,435	223,639

EXPENSES
Hotel operating expenses:
Rooms	26,144	21,326	47,244	39,945
Food and beverage	23,495	18,730	41,961	34,940
Other direct	1,906	1,998	3,239	3,779
Indirect	51,024	39,633	94,029	75,782
Total hotel operating expenses	102,569	81,687	186,473	154,446
Depreciation and amortization	17,929	12,524	32,856	25,022
Air rights contract amortization	130	130	260	260
Corporate general and administrative	4,498	3,891	9,075	7,811
Hotel acquisition costs	466	—	835	—
Total operating expenses	125,592	98,232	229,499	187,539
Operating income	36,553	30,633	41,936	36,100
Interest expense	(8,168)	(6,828)	(15,347)	(13,514)
Income before income taxes	28,385	23,805	26,589	22,586
Income tax benefit (expense)	(4,340)	(2,556)	(992)	841
Net income	24,045	21,249	25,597	23,427
Preferred share dividends	(2,422)	(2,422)	(4,844)	(4,844)
Net income available to common shareholders	$21,623	$18,827	$20,753	$18,583

Net income available per common share:
Basic	$0.37	$0.38	$0.36	$0.37
Diluted	$0.36	$0.38	$0.36	$0.37
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$24,045	$21,249	$25,597	$23,427
Other comprehensive income (loss):
Unrealized losses on cash flow hedge instruments	(189)	—	(936)	(9)
Reclassification of unrealized losses on cash flow hedge instruments to interest expense	240	39	301	76
Comprehensive income	$24,096	$21,288	$24,962	$23,494
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Preferred Shares		Common Shares		Additional Paid-In Capital	Cumulative Dividends in Excess of Net Income	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount				Total

Balances at December 31, 2014	5,000,000	$50	54,818,064	$548	$1,138,391	$(57,007)	$—	$1,081,982
Sale of common shares, net of underwriting fees and offering costs	—	—	4,600,000	46	153,662	—	—	153,708
Repurchase of common shares	—	—	(44,233)	—	(1,690)	—	—	(1,690)
Issuance of restricted common shares	—	—	289,270	3	(3)	—	—	—
Issuance of unrestricted common shares	—	—	1,266	—	41	—	—	41
Amortization of deferred compensation	—	—	—	—	3,702	—	—	3,702
Declaration of dividends on common shares	—	—	—	—	—	(41,761)	—	(41,761)
Declaration of dividends on preferred shares	—	—	—	—	—	(4,844)	—	(4,844)
Net income	—	—	—	—	—	25,597	—	25,597
Other comprehensive loss	—	—	—	—	—	—	(635)	(635)
Balances at June 30, 2015	5,000,000	$50	59,664,367	$597	$1,294,103	$(78,015)	$(635)	$1,216,100
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$25,597	$23,427
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,856	25,022
Air rights contract amortization	260	260
Deferred financing costs amortization	939	1,446
Share-based compensation	3,743	2,819
Other	(392)	(282)
Changes in assets and liabilities:
Accounts receivable, net	(13,309)	(8,112)
Prepaid expenses and other assets	(6,584)	(2,769)
Accounts payable and accrued expenses	6,403	5,078
Other liabilities	5,981	(14)
Net cash provided by operating activities	55,494	46,875
Cash flows from investing activities:
Acquisition of hotels, net of cash acquired	(255,249)	—
Improvements and additions to hotels	(24,361)	(43,431)
Change in restricted cash	4,841	(2,078)
Net cash used in investing activities	(274,769)	(45,509)
Cash flows from financing activities:
Proceeds from sale of common shares, net of underwriting fees	153,962	—
Payment of offering costs related to sale of common shares	(254)	—
Borrowings under revolving credit facility	310,000	50,000
Repayments under revolving credit facility	(175,000)	—
Scheduled principal payments on mortgage debt	(5,103)	(4,889)
Payment of deferred financing costs	(2,302)	(123)
Deposits on loan applications	—	(2,115)
Payment of dividends to common shareholders	(36,906)	(27,631)
Payment of dividends to preferred shareholders	(4,844)	(4,844)
Repurchase of common shares	(1,690)	(430)
Net cash provided by financing activities	237,863	9,968
Net increase in cash	18,588	11,334
Cash and cash equivalents, beginning of period	29,326	28,713
Cash and cash equivalents, end of period	$47,914	$40,047
Supplemental disclosure of cash flow information:
Cash paid for interest	$14,065	$12,164
Cash paid for income taxes	$2,140	$260
Assumption of mortgage debt related to hotel acquisition	$125,000	$—
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Organization and Description of Business
Chesapeake Lodging Trust (the “Trust”) is a self-advised real estate investment trust (“REIT”) that was organized in the state of Maryland in June 2009. The Trust is focused on investments primarily in upper-upscale hotels in major business and convention markets and, on a selective basis, premium select-service hotels in urban settings or unique locations in the United States of America (“U.S.”). The Trust completed its initial public offering (“IPO”) in January 2010. The Trust owned no hotels nor had any operations prior to its IPO. As of June 30, 2015, the Trust owned 22 hotels with an aggregate of 6,694 rooms in nine states and the District of Columbia.
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

The Trust reviews its hotels for impairment whenever events or changes in circumstances indicate that the carrying values of the hotels may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the hotels due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel’s estimated fair market value is recorded and an impairment loss is recognized. No impairment losses have been recognized related to any hotels for the three and six months ended June 30, 2015 and 2014.
The Trust classifies a hotel as held for sale in the period in which it has made the decision to dispose of the hotel, a binding agreement to purchase the hotel has been signed under which the buyer has committed a significant amount of nonrefundable cash, and no significant financing contingencies exist which could cause the transaction not to be completed in a timely manner. If these criteria are met, depreciation and amortization of the hotel will cease and an impairment loss will be recognized if the fair value of the hotel, less the costs to sell, is lower than the carrying amount of the hotel. If the sale represents a strategic shift that has (or will have) a major effect on the Trust's operations and financial results, the Trust will classify the loss, together with the related operating results, as discontinued operations in the consolidated statements of operations and will classify the related assets and liabilities as held for sale in the consolidated balance sheets. As of June 30, 2015, the Trust had no assets held for sale or liabilities related to assets held for sale.
Revenue Recognition—Revenues from operations of the hotels are recognized when the services are provided. Revenues consist of room sales, food and beverage sales, and other hotel department revenues, such as parking, marina, theater, telephone, and gift shop sales.
Prepaid Expenses and Other Assets—Prepaid expenses and other assets consist of prepaid real estate taxes, prepaid insurance, deferred franchise costs, inventories, deferred tax assets, and other assets.
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

3. Acquisitions
The Trust has acquired the following hotels since January 1, 2014 (in thousands, except rooms data):

Hotel	Location	Rooms	Net Assets Acquired	Acquisition Date
2014 Acquisition:
JW Marriott San Francisco Union Square(1)	San Francisco, CA	337	154,143	October 1, 2014
		337	154,143
2015 Acquisitions:
Royal Palm South Beach Miami, a Tribute Portfolio Resort(2)	Miami Beach, FL	393	153,661	March 9, 2015
Ace Hotel and Theater Downtown Los Angeles	Los Angeles, CA	182	101,687	April 30, 2015
		575	255,348

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

The preliminary allocation of the purchase prices to the assets acquired and liabilities assumed in the 2015 acquisitions, based on their fair values was as follows (in thousands):

2015 Acquisitions
Land and land improvements	$64,462
Buildings and leasehold improvements	294,968
Furniture, fixtures and equipment	20,518
Cash	100
Accounts receivable, net	1,822
Prepaid expenses and other assets	2,692
Accounts payable and accrued expenses	(4,089)
Other liabilities	(125)
Mortgage loan	(125,000)
Net assets acquired	$255,348

The following financial information presents the pro forma results of operations of the Trust for the three and six months ended June 30, 2015 and 2014 as if all acquisitions during 2015 and 2014 had taken place on January 1, 2014. The pro forma results for the three and six months ended June 30, 2015 and 2014 have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have actually occurred had all transactions taken place on January 1, 2014, or of future results of operations (in thousands, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Total revenue	$164,387	$157,063	$291,721	$280,170
Total hotel operating expenses	104,332	101,956	199,917	194,221
Total operating expenses	127,115	122,233	244,278	233,942
Operating income	37,272	34,830	47,443	46,228
Net income available to common shareholders	22,188	21,689	24,682	26,037

Net income available per common share:
Basic	$0.38	$0.37	$0.42	$0.44
Diluted	$0.37	$0.37	$0.41	$0.44

For the three and six months ended June 30, 2015, the consolidated statement of operations includes total revenue of $15.3 million and $18.9 million, respectively, and total hotel operating expenses of $9.7 million and $11.4 million, respectively, related to the operations of the two hotels acquired during 2015.

4. Property and Equipment
Property and equipment as of June 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Land and land improvements	$319,519	$255,037
Buildings and leasehold improvements	1,621,993	1,312,529
Furniture, fixtures and equipment	185,998	138,163
Construction-in-progress	2,733	20,205
	2,130,243	1,725,934
Less: accumulated depreciation and amortization	(178,363)	(145,507)
Property and equipment, net	$1,951,880	$1,580,427

5. Intangible Assets and Liability
Intangible assets and liability as of June 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Intangible assets:
Air rights contract(1)	$36,105	$36,105
Favorable ground leases(2)	3,568	3,568
	39,673	39,673
Less: accumulated amortization	(2,970)	(2,681)
Intangible assets, net	$36,703	$36,992

Intangible liability:
Unfavorable contract liability(2)	$14,236	$14,236
Less: accumulated amortization	(1,472)	(1,276)
Intangible liability, net (included within other liabilities)	$12,764	$12,960

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

6. Long-Term Debt
Long-term debt as of June 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	Origination	Original Principal Amount		Interest Rate	Principal Amortization Period	June 30,	December 31,
			Maturity			2015	2014
Revolving credit facility(1)	July 2010	n/a	March 2019	Floating	n/a	$135,000	$—
Term loan:
Royal Palm South Beach Miami, a Tribute Portfolio Resort(2)	March 2015	$125,000	March 2017	Floating	n/a	125,000	—
Other mortgage loans:
Hyatt Regency Boston	June 2011	$95,000	July 2016	5.01%	30	89,396	90,184
Courtyard Washington Capitol Hill/Navy Yard(3)	June 2011	$37,497	November 2016	5.90%	30	34,871	35,245
Boston Marriott Newton	May 2013	$60,000	June 2020	3.63%	25	57,003	57,776
Le Meridien San Francisco	July 2013	$92,500	August 2020	3.50%	25	88,197	89,402
Denver Marriott City Center(4)	July 2012	$70,000	August 2022	4.90%	30	66,882	67,464
Hilton Checkers Los Angeles	February 2013	$32,000	March 2023	4.11%	30	30,768	31,054
W Chicago – City Center	July 2013	$93,000	August 2023	4.25%	25	89,116	90,211
Hyatt Herald Square New York/Hyatt Place New York Midtown South(5)	July 2014	$90,000	July 2024	4.30%	30	90,000	90,000
						806,233	551,336
Unamortized premium(3)						281	387
Long-term debt						$806,514	$551,723

(1)
The Trust may exercise an option to extend the maturity by one year, subject to certain customary conditions. As of June 30, 2015, the interest rate in effect was 1.74%. See below for additional information related to the revolving credit facility.

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

The amount that the Trust can borrow under the revolving credit facility is based on the value of the Trust's hotels included in the borrowing base, as defined in the amended credit agreement. As of June 30, 2015, the borrowing base included 10 of the Trust's hotels providing borrowing availability of $300.0 million under the revolving credit facility, of which $165.0 million remained available. The amended credit agreement contains more favorable financial covenants, including the leverage ratio and minimum tangible net worth requirement, as compared to those in effect prior to the amendment, and has additional financial covenants typically found in similar unsecured revolving credit facilities, including a consolidated secured debt ratio, an unsecured leverage ratio and an unsecured debt service coverage ratio.
Other
Certain of the Trust's mortgage loan agreements contain standard financial covenants relating to coverage ratios and standard provisions that require loan servicers to maintain escrow accounts for certain items, including real estate taxes, insurance premiums, the completion of PIPs, and normal replacements of FF&E.
As of June 30, 2015, the Trust was in compliance with all financial covenants under its borrowing arrangements. As of June 30, 2015, the Trust’s weighted-average interest rate on its long-term debt was 3.77%. Future scheduled principal payments of debt obligations (assuming no exercise of extension options) as of June 30, 2015 are as follows (in thousands):

Year	Amounts
2015	$5,168
2016	131,909
2017	135,074
2018	10,493
2019	145,930
Thereafter	377,659
$806,233

7. Earnings Per Share
The following is a reconciliation of the amounts used in calculating basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net income available to common shareholders	$21,623	$18,827	$20,753	$18,583
Less: Dividends declared on unvested time-based awards	(136)	(128)	(273)	(257)
Less: Undistributed earnings allocated to unvested time-based awards	(7)	(35)	—	—
Net income available to common shareholders, excluding amounts attributable to unvested time-based awards	$21,480	$18,664	$20,480	$18,326

Denominator:
Weighted-average number of common shares outstanding–basic	58,544,392	48,977,876	56,373,504	48,969,761
Effect of dilutive unvested performance-based awards	412,091	—	410,368	—
Weighted-average number of common shares outstanding–diluted	58,956,483	48,977,876	56,783,872	48,969,761

Net income available per common share:
Basic	$0.37	$0.38	$0.36	$0.37
Diluted	$0.36	$0.38	$0.36	$0.37
For the three and six months ended June 30, 2015, 227,213 unvested performance-based awards, and for the three and six months ended June 30, 2014, 634,178 unvested performance-based awards, were excluded from diluted weighted-average common shares outstanding as the awards had not achieved the specific levels of relative total shareholder return required for vesting at each period end.

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
On September 6, 2013, the Trust entered into sales agreements with two sales agents, pursuant to which the Trust may issue and sell up to $100.0 million in the aggregate of its common shares through a continuous at-the-market offering or other methods (the “ATM program”). The Trust did not sell any common shares under the ATM program during the six months ended June 30, 2015. As of June 30, 2015, $76.0 million of common shares remained available for issuance under the ATM program.
On September 9, 2014, the Trust completed an underwritten public offering of 4,830,000 common shares at a price of $29.88 per share, including 630,000 shares sold pursuant to the underwriter's exercise of their option to purchase additional shares. After deducting underwriting fees and offering costs, the Trust generated net proceeds of $143.9 million.
On March 27, 2015, the Trust completed an underwritten public offering of 4,600,000 common shares at a price of $33.47 per share, including 600,000 shares sold pursuant to the underwriters' exercise of their option to purchase additional shares. After deducting underwriting fees and offering costs, the Trust generated net proceeds of $153.7 million.
For the six months ended June 30, 2015, the Trust issued 1,266 unrestricted common shares and 289,270 restricted common shares to its trustees and employees. For the six months ended June 30, 2015, the Trust repurchased 44,233 common shares from employees to satisfy the minimum statutory tax withholding requirements related to the vesting of their previously granted restricted common shares. As of June 30, 2015, the Trust had 59,664,367 common shares outstanding.
For the six months ended June 30, 2015, the Trust paid or its board of trustees declared the following dividends per common share:

	Record Date	Payment Date	Dividend Per Common Share
Fourth Quarter 2014	December 31, 2014	January 15, 2015	$0.30
First Quarter 2015	March 31, 2015	April 15, 2015	$0.35
Second Quarter 2015	June 30, 2015	July 15, 2015	$0.35
Preferred Shares—The Trust is authorized to issue up to 100,000,000 preferred shares, $.01 par value per share. The Trust’s board of trustees is required to set for each class or series of preferred shares the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption. As of June 30, 2015, the Trust had 5,000,000 shares of its 7.75% Series A Cumulative Redeemable Preferred Shares outstanding.
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
For the six months ended June 30, 2015, the Trust paid or its board of trustees declared the following dividends per preferred share:

	Record Date	Payment Date	Dividend Per Series A Cumulative Redeemable Preferred Share
Fourth Quarter 2014	December 31, 2014	January 15, 2015	$0.484375
First Quarter 2015	March 31, 2015	April 15, 2015	$0.484375
Second Quarter 2015	June 30, 2015	July 15, 2015	$0.484375

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
The Trust initially reserved 454,657 common shares for issuance under the Plan at its establishment. In May 2012, the Trust’s common shareholders approved an amendment to the Plan such that the number of shares available for issuance under the Plan was increased by 2,750,000. Shares that are issued under the Plan to any person pursuant to an award are counted against this limit as one share for every one share granted. If any shares covered by an award are not purchased or are forfeited, if an award is settled in cash, or if an award otherwise terminates without delivery of any shares, then the number of common shares counted against the aggregate number of shares available under the Plan with respect to the award will, to the extent of any such forfeiture or termination, again be available for making awards under the Plan. As of June 30, 2015, subject to increases that may result in the case of any future forfeiture or termination of currently outstanding awards, 1,267,687 common shares were reserved and available for future issuances under the Plan.
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
For the six months ended June 30, 2015, the Trust granted 289,270 restricted common shares to certain employees and trustees, of which 114,918 shares were time-based awards and 174,352 shares were performance-based awards (the “2015 Performance-Based Awards”). The time-based awards are generally eligible to vest at the annual rate of one-third of the number of restricted shares granted commencing on the first anniversary of their issuance. The 2015 Performance-Based Awards are eligible to vest at December 31, 2017. Dividends on the 2015 Performance-Based Awards accrue, but are not paid unless the related shares vest. The fair value of the 2015 Performance-Based Awards was $17.13 per share and was determined using a Monte Carlo simulation with the following assumptions: volatility of 19.90%; an expected term equal to the requisite service period for the awards; and a risk-free interest rate of 0.85%.
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
As of June 30, 2015, there was approximately $13.5 million of unrecognized share-based compensation expense related to restricted common shares. The unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 2.0 years.
The following is a summary of the Trust’s restricted common share activity for the six months ended June 30, 2015:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Restricted common shares as of December 31, 2014	927,552	$15.87
Granted	289,270	$25.36
Vested	(105,185)	$23.57
Forfeited	—	$—
Restricted common shares as of June 30, 2015	1,111,637	$17.61

10. Fair Value Measurements and Derivative Instrument
The following table sets forth the Trust’s financial assets and liabilities measured at fair value by level within the fair value hierarchy (in thousands). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at June 30, 2015
	Total	Level 1	Level 2	Level 3
Liabilities:
Interest rate swap (included within other liabilities)	$635	$—	$635	$—
	$635	$—	$635	$—
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
The Trust’s financial instruments in addition to those disclosed in the table above include cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, and long-term debt. The carrying values reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses approximate fair value. The Trust estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument using estimated market rates of debt instruments with similar maturities and credit profiles. These inputs are classified as Level 3 within the fair value hierarchy. As of June 30, 2015, the carrying value reported in the consolidated balance sheet for the Trust's long-term debt approximated its fair value.

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

Franchise Agreements—As of June 30, 2015, 12 of the Trust’s hotels operated pursuant to franchise agreements with hotel brand companies and 10 hotels operated pursuant to management agreements with hotel brand companies that allowed them to operate under their respective brands. Under the 12 franchise agreements, the Trust generally pays a royalty fee ranging from 3% to 6% of room revenues and up to 3% of food and beverage revenues, plus additional fees for marketing, central reservation systems, and other franchisor costs that amount to between 1% and 5% of room revenues.
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

12. Subsequent Event
On July 30, 2015, the Trust declared dividends in the amounts of $0.40 per share payable to its common shareholders and $0.484375 per share payable to its preferred shareholders, both of record as of September 30, 2015. The dividends will be paid on October 15, 2015.

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

Overview
The Trust was organized as a self-advised REIT in the state of Maryland in June 2009, with a focus on investments primarily in upper-upscale hotels in major business and convention markets and, on a selective basis, premium select-service hotels in urban settings or unique locations in the U.S. We completed our IPO in January 2010 and own the following 22 hotels as of the date of this filing:

Hotel		Location	Rooms	Acquisition Date
1	Hyatt Regency Boston	Boston, MA	502	March 18, 2010
2	Hilton Checkers Los Angeles	Los Angeles, CA	193	June 1, 2010
3	Boston Marriott Newton	Newton, MA	430	July 30, 2010
4	Le Meridien San Francisco	San Francisco, CA	360	December 15, 2010
5	Homewood Suites Seattle Convention Center	Seattle, WA	195	May 2, 2011
6	W Chicago – City Center	Chicago, IL	403	May 10, 2011
7	Hotel Indigo San Diego Gaslamp Quarter	San Diego, CA	210	June 17, 2011
8	Courtyard Washington Capitol Hill/Navy Yard	Washington, DC	204	June 30, 2011
9	Hotel Adagio San Francisco, Autograph Collection	San Francisco, CA	171	July 8, 2011
10	Denver Marriott City Center	Denver, CO	613	October 3, 2011
11	Hyatt Herald Square New York	New York, NY	122	December 22, 2011
12	W Chicago – Lakeshore	Chicago, IL	520	August 21, 2012
13	Hyatt Regency Mission Bay Spa and Marina	San Diego, CA	429	September 7, 2012
14	The Hotel Minneapolis, Autograph Collection	Minneapolis, MN	222	October 30, 2012
15	Hyatt Place New York Midtown South	New York, NY	185	March 14, 2013
16	W New Orleans – French Quarter	New Orleans, LA	97	March 28, 2013
17	Le Meridien New Orleans	New Orleans, LA	410	April 25, 2013
18	Hyatt Fisherman's Wharf	San Francisco, CA	316	May 31, 2013
19	Hyatt Santa Barbara	Santa Barbara, CA	200	June 27, 2013
20	JW Marriott San Francisco Union Square	San Francisco, CA	337	October 1, 2014
21	Royal Palm South Beach Miami, a Tribute Portfolio Resort	Miami Beach, FL	393	March 9, 2015
22	Ace Hotel and Theater Downtown Los Angeles	Los Angeles, CA	182	April 30, 2015
			6,694

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

Executive Summary
Our 22-hotel portfolio generated RevPAR growth of 7.0% during the second quarter of 2015 as compared to the second quarter of 2014, driven by an increase in ADR of 5.1% and an increase in occupancy of 1.5 percentage points. Our hotel portfolio outperformed the industry average RevPAR growth of 6.5%, as reported by STR, despite continued displacement in the second quarter from the guestroom renovations at the Le Meridien San Francisco and the Hyatt Fisherman’s Wharf. We generally saw strong demand at our other hotels during the second quarter of 2015, particularly those located in Chicago, San Diego, Seattle, New Orleans, and Washington, DC.

During the second quarter of 2015, we increased our presence in the desirable Los Angeles market by acquiring the Ace Hotel and Theater Downtown Los Angeles for a purchase price of $103.0 million. We are pleased with the early performance of this recently acquired hotel along with that of the Royal Palm South Beach Miami, a Tribute Portfolio Resort, which we acquired in March 2015.
We expect favorable hotel supply and demand fundamentals for the U.S. lodging industry to continue for the foreseeable future and particularly in the geographic markets our hotels are located. We expect operating trends for our hotel portfolio to strengthen through the remainder of 2015 as a result of the completion in the first half of 2015 of the guestroom renovations at three of our hotels located in San Francisco and Boston. We believe our hotel portfolio is further positioned for strong performance in 2015 and beyond as a result of the recent acquisitions and the investments made in 2014 for the comprehensive renovations of the W Chicago – Lakeshore, the Le Meridien New Orleans, and the Hyatt Herald Square New York.

Results of Operations
Comparison of three months ended June 30, 2015 and 2014
Results of operations for the three months ended June 30, 2015 include the operating activity of 21 hotels for the full period and one hotel for part of the period, whereas the results of operations for the three months ended June 30, 2014 include the operating activity of 20 hotels for the full period. We use the term “comparable hotel portfolio” to refer to those hotels owned for the entirety of the two periods being compared and the term “non-comparable hotel portfolio” to refer to those hotels acquired in either of the two periods being compared or sold in or prior to either of the two periods being compared. The comparable hotel portfolio for the three months ended June 30, 2015 and 2014 includes 19 of the 22 hotels owned as of June 30, 2015.
Revenues—Total revenue for the three months ended June 30, 2015 was $162.1 million, of which $135.9 million was contributed by the comparable hotel portfolio and $26.2 million was contributed by the non-comparable hotel portfolio. Total revenue for the three months ended June 30, 2014 was $128.9 million, of which $127.3 million was contributed by the comparable hotel portfolio and $1.6 million was contributed by the non-comparable hotel portfolio. The increase in total revenue for the comparable hotel portfolio was $8.6 million. We experienced increased demand for rooms from corporate and leisure transient customers, particularly at our hotels located in Boston, Chicago, San Diego, Seattle and Washington, DC, and from group customers at the our hotels located in Boston, Chicago, and Denver which was driven by favorable convention calendars for these markets during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. Even beyond the strong market dynamics of Chicago during the three months ended June 30, 2015, the W Chicago – Lakeshore experienced a significant increase in total revenue due to the fact that the hotel was undergoing a comprehensive renovation during the three months ended June 30, 2014. The Le Meridien New Orleans also experienced a significant increase in total revenue due to the fact that the hotel was undergoing a comprehensive renovation during the three months ended June 30, 2014. The aforementioned increases in total revenue were offset partially by (1) decreases in total revenue from the Le Meridien San Francisco and the Hyatt Fisherman's Wharf as a result of guestroom renovations that were completed during the three months ended June 30, 2015, which negatively impacted customer demand at those hotels and (2) a decrease in total revenue from the Hyatt Place New York Midtown South as a result of the New York market experiencing an increase in hotel room supply that was greater than the increase in hotel room demand during the three months ended June 30, 2015.
Hotel operating expenses—Hotel operating expenses, excluding depreciation and amortization, for the three months ended June 30, 2015 was $102.6 million, of which $84.8 million was contributed by the comparable hotel portfolio and $17.8 million was contributed by the non-comparable hotel portfolio. Hotel operating expenses, excluding depreciation and amortization, for the three months ended June 30, 2014 was $81.7 million, of which $80.7 million was contributed by the comparable hotel portfolio and $1.0 million was contributed by the non-comparable hotel portfolio. The increase in total hotel operating expenses for the comparable hotel portfolio of $4.1 million was primarily a result of the increase in corresponding total revenue for the comparable hotel portfolio offset partially by a decrease in total hotel operating expenses at the Hyatt Fisherman's Wharf commensurate with the decrease in total revenue due to the hotel undergoing a guestroom renovation during the three months ended June 30, 2015. Specifically driving the increase in total hotel operating expenses were rooms expense and the following indirect hotel operating expenses: general and administrative, sales and marketing, franchise fees, management fees, and property taxes. Credit card commissions (included within general and administrative), brand marketing fees (included within sales and marketing), franchise fees and management fees are all variable hotel operating expenses calculated as a percentage of revenue and therefore, increased commensurate with the increase in total revenues. The increase in property taxes related to increases in the assessed values at our hotels located in Chicago, New Orleans, Boston, and Washington, DC.
Depreciation and amortization—Depreciation and amortization expense for the three months ended June 30, 2015 and 2014 was $17.9 million and $12.5 million, respectively. The increase in depreciation and amortization expense was primarily attributable to the acquisitions of the JW Marriott San Francisco Union Square in October 2014, the Royal Palm South Beach Miami, a Tribute Portfolio Resort in March 2015 and the Ace Hotel and Theater Downtown Los Angeles in April 2015.

Air rights contract amortization—Air rights contract amortization expense associated with the Hyatt Regency Boston for each of the three months ended June 30, 2015 and 2014 was $0.1 million.
Corporate general and administrative—Corporate general and administrative expense for the three months ended June 30, 2015 and 2014 was $4.5 million and $3.9 million, respectively. Included in corporate general and administrative expense for the three months ended June 30, 2015 and 2014 was $2.0 million and $1.5 million, respectively, of non-cash share-based compensation expense. The increase in non-cash share-based compensation expense related to restricted common shares granted to employees since June 30, 2014.
Hotel acquisition costs—Hotel acquisition costs for the three months ended June 30, 2015 was $0.5 million, which were primarily related to the acquisition of the Ace Hotel and Theater Downtown Los Angeles during the period. No hotel acquisitions occurred during the three months ended June 30, 2014.
Interest expense—Interest expense for the three months ended June 30, 2015 and 2014 was $8.2 million and $6.8 million, respectively. The increase is primarily related to the increase in long-term debt outstanding, reflecting the use of debt to partially fund the acquisitions of the JW Marriott San Francisco Union Square in October 2014, the Royal Palm South Beach Miami, a Tribute Portfolio Resort in March 2015, and the Ace Hotel and Theater Downtown Los Angeles in April 2015.
Income tax expense—Income tax expense for the three months ended June 30, 2015 and 2014 was $4.3 million and $2.6 million, respectively. Income tax expense is directly related to taxable income generated by our TRSs during the periods.
Comparison of six months ended June 30, 2015 and 2014
Results of operations for the six months ended June 30, 2015 include the operating activity of 20 hotels for the full period and two hotels for part of the period, whereas the results of operations for the six months ended June 30, 2014 include the operating activity of 20 hotels for the full period. The comparable hotel portfolio for the six months ended June 30, 2015 and 2014 includes 19 of our 22 hotels owned as of June 30, 2015.
Revenues—Total revenue for the six months ended June 30, 2015 was $271.4 million, of which $230.2 million was contributed by the comparable hotel portfolio and $41.2 million was contributed by the non-comparable hotel portfolio. Total revenue for the six months ended June 30, 2014 was $223.6 million, of which $220.3 million was contributed by the comparable hotel portfolio and $3.3 million was contributed by the non-comparable hotel portfolio. The increase in total revenue for the comparable hotel portfolio was $9.9 million. We experienced increased demand for rooms from corporate and leisure transient customers, particularly at our hotels located in Chicago, San Diego, Seattle and Washington, DC, and from group customers at the our hotels located in Chicago and Denver which was driven by favorable convention calendars for these two markets during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. Even beyond the strong market dynamics of Chicago during the six months ended June 30, 2015, the W Chicago – Lakeshore experienced a significant increase in total revenue due to the fact that the hotel was undergoing a comprehensive renovation during the six months ended June 30, 2014. The Le Meridien New Orleans also experienced an increase in total revenue due to the fact that the hotel was undergoing a comprehensive renovation during the six months ended June 30, 2014. The aforementioned increases in total revenue were offset partially by (1) decreases in total revenue from the Le Meridien San Francisco and the Hyatt Fisherman's Wharf as a result of the two hotels undergoing guestroom renovations during the six months ended June 30, 2015, which negatively impacted customer demand at those hotels, (2) a decrease in total revenue from the Hyatt Place New York Midtown South as a result of the New York market experiencing an increase in hotel room supply that was greater than the increase in hotel room demand during the six months ended June 30, 2015, and (3) cancellations related to travel disruptions caused by harsher than normal winter weather in early 2015, particularly in Boston.
Hotel operating expenses—Hotel operating expenses, excluding depreciation and amortization, for the six months ended June 30, 2015 was $186.5 million, of which $158.6 million was contributed by the comparable hotel portfolio and $27.9 million was contributed by the non-comparable hotel portfolio. Hotel operating expenses, excluding depreciation and amortization, for the six months ended June 30, 2014 was $154.4 million, of which $152.4 million was contributed by the comparable hotel portfolio and $2.0 million was contributed by the non-comparable hotel portfolio. The increase in total hotel operating expenses for the comparable hotel portfolio of $6.2 million was primarily a result of the increase in corresponding total revenue for the comparable hotel portfolio offset partially by decreases in total hotel operating expenses at the Le Meridien San Francisco and the Hyatt Fisherman's Wharf commensurate with the decreases in total revenue due to the hotels undergoing guestroom renovations during the three months ended June 30, 2015. Specifically driving the increase in total hotel operating expenses were rooms expense and the following indirect hotel operating expenses: general and administrative, sales and marketing, franchise fees, management fees, and property taxes. Credit card commissions (included within general and administrative), brand marketing fees (included within sales and marketing), franchise fees and management fees are all variable hotel operating expenses calculated as a percentage of revenue and therefore, increased commensurate with the increase in total revenues. The increase in property taxes related to increases in the assessed values at our hotels located in Chicago, New Orleans, Boston, and Washington, DC.

Depreciation and amortization—Depreciation and amortization expense for the six months ended June 30, 2015 and 2014 was $32.9 million and $25.0 million, respectively. The increase in depreciation and amortization expense was primarily attributable to the acquisitions of the JW Marriott San Francisco Union Square in October 2014, the Royal Palm South Beach Miami, a Tribute Portfolio Resort in March 2015 and the Ace Hotel and Theater Downtown Los Angeles in April 2015.
Air rights contract amortization—Air rights contract amortization expense associated with the Hyatt Regency Boston for each of the six months ended June 30, 2015 and 2014 was $0.3 million.
Corporate general and administrative—Corporate general and administrative expense for the six months ended June 30, 2015 and 2014 was $9.1 million and $7.8 million, respectively. Included in corporate general and administrative expense for the six months ended June 30, 2015 and 2014 was $3.7 million and $2.8 million, respectively, of non-cash share-based compensation expense. The increase in corporate general and administrative expense is primarily related to an increase in employee compensation expense, including non-cash share-based compensation expense, and professional services fees.
Hotel acquisition costs—Hotel acquisition costs for the six months ended June 30, 2015 was $0.8 million, which were primarily related to the acquisitions of the Royal Palm South Beach Miami, a Tribute Portfolio Resort and the Ace Hotel and Theater Downtown Los Angeles during the period. No hotel acquisitions occurred during the six months ended June 30, 2014.
Interest expense—Interest expense for the six months ended June 30, 2015 and 2014 was $15.3 million and $13.5 million, respectively. The increase is primarily related to the increase in long-term debt outstanding, reflecting the use of debt to partially fund the acquisitions of the JW Marriott San Francisco Union Square in October 2014, the Royal Palm South Beach Miami, a Tribute Portfolio Resort in March 2015, and the Ace Hotel and Theater Downtown Los Angeles in April 2015.
Income tax benefit (expense)—Income tax expense for the six months ended June 30, 2015 was $1.0 million and is directly related to taxable income generated by our TRSs during the period whereas the income tax benefit for the six months ended June 30, 2014 was $0.8 million and is directly related to taxable losses generated by our TRSs during the period.
Hotel operating results
We assess the operating performance of our hotels irrespective of the hotel owner during the periods compared. We use the term "pro forma" to refer to metrics that include, or comparisons of metrics that are based on, the operating results of hotels under previous ownership for either a portion of or the entire period. Since two of our hotels owned as of June 30, 2015 were acquired during 2015 and another one of our hotels was acquired in October 2014, the key operating metrics below reflect the pro forma operating results for those hotels for all, or a certain period, of the three and six months ended June 30, 2015 and 2014. Included in the following table are comparisons of pro forma occupancy, ADR, RevPAR, Adjusted Hotel EBITDA, and Adjusted Hotel EBITDA Margin for the 22-hotel portfolio for the three and six months ended June 30, 2015 and 2014 (in thousands, except for ADR and RevPAR):

	Three Months Ended June 30,			Six Months Ended June 30,
	2015(1)	2014(1)	Change	2015(1)	2014(1)	Change
Pro forma Occupancy	86.0%	84.5%	150 bps	79.1%	79.5%	(40) bps
Pro forma ADR	$237.11	$225.64	5.1%	$227.03	$213.48	6.3%
Pro forma RevPAR	$203.99	$190.65	7.0%	$179.52	$169.74	5.8%

Pro forma Adjusted Hotel EBITDA	$59,875	$54,391	10.1%	$91,543	$84,456	8.4%
Pro forma Adjusted Hotel EBITDA Margin	36.4%	35.0%	140 bps	31.4%	30.5%	90 bps

(1)	Includes results of operations for certain hotels prior to our acquisition.

Pro forma RevPAR increased 7.0% for the hotel portfolio for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. We experienced increased demand for rooms from corporate and leisure transient customers, particularly at our hotels located in San Francisco, Boston, Chicago, San Diego, Seattle and Washington, DC, and from group customers at the our hotels located in Boston, Chicago and Denver, which was driven by favorable convention calendars for these markets during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. The increased demand for rooms combined with high levels of occupancy led to pro forma increases in RevPAR being primarily driven by pro forma increases in ADR as our hotel managers were able to exercise pricing power at those hotels. Even beyond the strong market dynamics of Chicago during the three months ended June 30, 2015, the W Chicago - Lakeshore experienced a significant increase in both occupancy and ADR due to the fact that the hotel was undergoing a comprehensive renovation during the three months ended June 30, 2014. The Le Meridien New Orleans also experienced a significant increase in both occupancy and ADR due to the fact that the hotel was undergoing a comprehensive renovation during the three months ended June 30, 2014. In addition, RevPAR increased on a pro forma basis at the Ace Hotel and Theater Downtown Los Angeles as a r

esult of increased market awareness and penetration following the hotel's opening in January 2014. The aforementioned pro forma increases in RevPAR were offset partially by (1) decreases in occupancy at the Le Meridien San Francisco and the Hyatt Fisherman's Wharf as a result of guestroom renovations that were completed during the three months ended June 30, 2015, which negatively impacted customer demand at those hotels and (2) a decrease in RevPAR at the Hyatt Place New York Midtown South as a result of the New York market experiencing an increase in hotel room supply that was greater than the increase in hotel room demand during the three months ended June 30, 2015. The two hotels previously mentioned that were undergoing guestroom renovations during the three months ended June 30, 2015, however, were able to offset their decreases in occupancy by increasing ADR as our hotel managers were able to exercise pricing power with the limited rooms that were available during the period.
Pro forma Adjusted Hotel EBITDA increased 10.1% and pro forma Adjusted Hotel EBITDA Margin increased by 140 basis points for the hotel portfolio for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. The increase in pro forma Adjusted Hotel EBITDA was primarily a result of the increase in pro forma RevPAR of 7.0%. Given the pro forma increase in RevPAR was more significantly driven by a pro forma increase in ADR, our hotels were able to increase total revenue at a greater percentage than the corresponding percentage increase in total hotel operating expenses. Furthermore, we were able to significantly reduce total hotel operating expenses at the Royal Palm South Beach Miami, a Tribute Portfolio Resort as a result of operational changes we instituted subsequent to our acquisition of the hotel in March 2015. The increases in pro forma Adjusted Hotel EBITDA and pro forma Adjusted Hotel EBITDA Margin during the three months ended June 30, 2015 were negatively impacted by decreases in total revenue at the Le Meridien San Francisco and the Hyatt Fisherman's Wharf, both of which were undergoing guestroom renovations during the three months ended June 30, 2015; although those hotels were able to decrease variable hotel operating expenses, they were not able to decrease total hotel operating expenses to the extent of the decreases in total revenue experienced by those hotels. In addition, increases in property taxes related to increases in the assessed values of our hotels located in Chicago, New Orleans, Boston, Washington, DC, and specifically the JW Marriott San Francisco Union Square, which was acquired in 2014, and the Ace Hotel and Theater Downtown Los Angeles, which was acquired in April 2015, increased our hotel operating expenses, limiting the increase in pro forma Adjusted Hotel EBITDA and negatively impacting pro forma Adjusted Hotel EBITDA Margin.
Pro forma RevPAR increased 5.8% for the hotel portfolio for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. We experienced increased demand for rooms from corporate and leisure transient customers, particularly at our hotels located in San Francisco, Chicago, San Diego, Seattle and Washington, DC, and from group customers at the our hotels located in Chicago and Denver, which was driven by favorable convention calendars for these markets during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The increased demand for rooms combined with high levels of occupancy led to increases in pro forma RevPAR being primarily driven by increases in pro forma ADR as our hotel managers were able to exercise pricing power at those hotels. Even beyond the strong market dynamics of Chicago during the six months ended June 30, 2015, the W Chicago - Lakeshore experienced a significant increase in both occupancy and ADR due to the fact that the hotel was undergoing a comprehensive renovation during the six months ended June 30, 2014. The Le Meridien New Orleans also experienced an increase in RevPAR due to the fact that the hotel was undergoing a comprehensive renovation during the six months ended June 30, 2014. In addition, RevPAR increased on a pro forma basis at the Ace Hotel and Theater Downtown Los Angeles also as a result of increased market awareness and penetration following the hotel's opening in January 2014. The aforementioned pro forma increases in RevPAR were offset partially by (1) decreases in occupancy at the Hyatt Regency Boston, the Le Meridien San Francisco, and the Hyatt Fisherman's Wharf as a result of guestroom renovations that were ongoing during the six months ended June 30, 2015, which negatively impacted customer demand at those hotels, (2) a decrease in RevPAR at the Hyatt Place New York Midtown South as a result of the New York market experiencing an increase in hotel room supply that was greater than the increase in hotel room demand during the six months ended June 30, 2015, and (3) cancellations related to travel disruptions caused by harsher than normal winter weather in early 2015, particularly in Boston. The three hotels previously mentioned that were undergoing guestroom renovations during the six months ended June 30, 2015, however, were able to offset their decreases in occupancy by increasing ADR as our hotel managers were able to exercise pricing power with the limited rooms that were available during the period.
Pro forma Adjusted Hotel EBITDA increased 8.4% and pro forma Adjusted Hotel EBITDA Margin increased by 90 basis points for the hotel portfolio for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The increase in pro forma Adjusted Hotel EBITDA was primarily a result of the increase in pro forma RevPAR of 5.8%. Given the pro forma increase in RevPAR was more significantly driven by a pro forma increase in ADR, our hotels were able to increase total revenue at a greater percentage than the corresponding percentage increase in total hotel operating expenses. Furthermore, we were able to significantly reduce total hotel operating expenses at the Royal Palm South Beach Miami, a Tribute Portfolio Resort as a result of operational changes we instituted subsequent to our acquisition of the hotel in March 2015. The significant decreases in RevPAR at the Le Meridien San Francisco and the Hyatt Fisherman's Wharf, which were undergoing guestroom renovations during the six months ended June 30, 2015, had a negative impact on pro forma Adjusted Hotel EBITDA and Adjusted Hotel EBITDA Margin; although those hotels were able to decrease variable hotel operating expenses, they were not able to decrease total hotel operating expenses to the extent of the decreases in total revenue experienced by those hotels. In addition, increases in property taxes related to increases in the assessed values of our hotels located in Chicago, New Orleans,

Boston, Washington, DC, and specifically the JW Marriott San Francisco Union Square, which was acquired in 2014, and the Ace Hotel and Theater Downtown Los Angeles, which was acquired in April 2015, increased our hotel operating expenses, limiting the increase in pro forma Adjusted Hotel EBITDA and negatively impacting pro forma Adjusted Hotel EBITDA Margin.

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
Hotel EBITDA—Hotel EBITDA is defined as net income before interest, income taxes, depreciation and amortization, air rights amortization, corporate general and administrative, and hotel acquisition costs. The Trust believes that Hotel EBITDA provides investors a useful financial measure to evaluate the Trust’s hotel operating performance, excluding the impact of the Trust’s capital structure (primarily interest), the Trust’s asset base (primarily depreciation and amortization), and the Trust’s corporate-level expenses (corporate general and administrative and hotel acquisition costs).
Adjusted Hotel EBITDA—We further adjust Hotel EBITDA for certain additional recurring and non-recurring items. Specifically, we adjust for non-cash amortization of intangible assets and liabilities, including ground lease assets and unfavorable contract liabilities, deferred franchise costs, and deferred key money, all of which are recurring items. We believe that Adjusted Hotel EBITDA provides investors with another useful financial measure to evaluate our hotel operating performance, excluding the effect of these non-cash items.
Adjusted Hotel EBITDA Margin—Adjusted Hotel EBITDA Margin is defined as Adjusted Hotel EBITDA as a percentage of total revenues. We believe that Adjusted Hotel EBITDA Margin provides investors another useful measure to evaluate our hotel operating performance.
The following table reconciles net income to Hotel EBITDA, Adjusted Hotel EBITDA, pro forma Adjusted Hotel EBITDA, and pro forma Adjusted Hotel EBITDA Margin for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$24,045	$21,249	$25,597	$23,427
Add: Interest expense	8,168	6,828	15,347	13,514
Income tax expense (benefit)	4,340	2,556	992	(841)
Depreciation and amortization	17,929	12,524	32,856	25,022
Air rights contract amortization	130	130	260	260
Corporate general and administrative	4,498	3,891	9,075	7,811
Hotel acquisition costs	466	—	835	—
Hotel EBITDA	59,576	47,178	84,962	69,193
Less: Non-cash amortization(1)	(180)	(74)	(261)	(149)
Adjusted Hotel EBITDA	59,396	47,104	84,701	69,044
Add: Prior owner Hotel EBITDA(2)	479	7,928	6,842	16,755
Less: Hotel EBITDA of hotel sold(3)	—	(641)	—	(1,343)
Pro forma Adjusted Hotel EBITDA	$59,875	$54,391	$91,543	$84,456

Total revenue	$162,145	$128,865	$271,435	$223,639
Add: Prior owner total revenue(2)	2,242	28,198	20,286	56,531
Less: Total revenue of hotel sold(3)	—	(1,614)	—	(3,363)
Pro forma total revenue	$164,387	$155,449	$291,721	$276,807

Pro forma Adjusted Hotel EBITDA Margin	36.4%	35.0%	31.4%	30.5%

(1)	Reflects non-cash amortization of ground lease asset, deferred franchise costs, deferred key money, and unfavorable contract liability.

(2)	Reflects results of operations for certain hotels prior to our acquisition.

(3)	Reflects results of operations of the Courtyard Anaheim at Disneyland Resort which was sold on September 30, 2014.
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
The following table reconciles net income to Corporate EBITDA and Adjusted Corporate EBITDA for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$24,045	$21,249	$25,597	$23,427
Add: Interest expense	8,168	6,828	15,347	13,514
Income tax expense (benefit)	4,340	2,556	992	(841)
Depreciation and amortization	17,929	12,524	32,856	25,022
Corporate EBITDA	54,482	43,157	74,792	61,122
Add: Hotel acquisition costs	466	—	835	—
Less: Non-cash amortization(1)	(50)	56	(1)	111
Adjusted Corporate EBITDA	$54,898	$43,213	$75,626	$61,233

(1)	Reflects non-cash amortization of ground lease asset, deferred franchise costs, deferred key money, unfavorable contract liability, and air rights contract.

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
The following table reconciles net income to FFO, FFO available to common shareholders, and AFFO available to common shareholders for the three and six months ended June 30, 2015 and 2014 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$24,045	$21,249	$25,597	$23,427
Add: Depreciation and amortization	17,929	12,524	32,856	25,022
FFO	41,974	33,773	58,453	48,449
Less: Preferred share dividends	(2,422)	(2,422)	(4,844)	(4,844)
Dividends declared on unvested time-based awards	(136)	(128)	(273)	(257)
Undistributed earnings allocated to unvested time- based awards	(7)	(35)	—	—
FFO available to common shareholders	39,409	31,188	53,336	43,348
Add: Hotel acquisition costs	466	—	835	—
Less: Non-cash amortization(1)	(50)	56	(1)	111
AFFO available to common shareholders	$39,825	$31,244	$54,170	$43,459

FFO available per common share:
Basic	$0.67	$0.64	$0.95	$0.89
Diluted	$0.67	$0.64	$0.94	$0.89

AFFO available per common share:
Basic	$0.68	$0.64	$0.96	$0.89
Diluted	$0.68	$0.64	$0.95	$0.89

(1)	Reflects non-cash amortization of ground lease asset, deferred franchise costs, deferred key money, unfavorable contract liability, and air rights contract.

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

Sources and Uses of Cash
For the six months ended June 30, 2015, net cash flows from operating activities were $55.5 million; net cash flows used in investing activities were $274.8 million, including $255.2 million to partially fund the acquisition of the Royal Palm South Beach Miami, a Tribute Portfolio Resort, and to fund the acquisition of the Ace Hotel and Theater Downtown Los Angeles, and $24.4 million for improvements and additions to our hotels; and net cash flows provided by financing activities were $237.9 million, including net proceeds of $153.7 million from the sale of common shares and net borrowings of $135.0 million under our revolving credit facility, offset by $5.1 million in scheduled principal payments on mortgage debt and $41.8 million in dividend payments to common and preferred shareholders. As of June 30, 2015, we had cash and cash equivalents of $47.9 million.

Liquidity and Capital Resources
We expect our primary source of cash to meet operating requirements, including payment of dividends in accordance with the REIT requirements of the U.S. federal income tax laws, payment of interest on any borrowings and funding of any capital expenditures, will be from our hotels’ results of operations and existing cash and cash equivalent balances. We currently expect that our operating cash flows will be sufficient to fund our continuing operations. We also expect to use existing restricted cash balances to partially fund any capital expenditures. We intend to incur indebtedness to supplement our investment capital and to maintain flexibility to respond to industry conditions and opportunities. We are targeting an overall debt level not to exceed 40% of the aggregate value of all of our hotels as calculated in accordance with our revolving credit facility; as of June 30, 2015, our overall debt level was 34.6% under this calculation.

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
As of the date of this filing, we have approximately $41.0 million of cash and cash equivalents, approximately $38.5 million of restricted cash, total borrowing availability of $300.0 million under our revolving credit facility, of which $160.0 million remained available, and 12 unencumbered hotels. See Note 6, "Long-Term Debt," to our interim consolidated financial statements for additional information relating to our revolving credit facility and other long-term debt.

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

Contractual Obligations
The following table sets forth our contractual obligations as of June 30, 2015, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands). There were no other material off-balance sheet arrangements at June 30, 2015.

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Revolving credit facility, including interest(1)	$144,031	$2,356	$4,691	$136,984	$—
Term loan, including interest(1)	132,515	4,245	128,270	—	—
Other mortgage loans, including interest	671,078	34,475	176,814	102,316	357,473
Corporate office lease	526	230	296	—	—
Ground leases(2)	208,958	3,934	7,867	7,867	189,290
	$1,157,108	$45,240	$317,938	$247,167	$546,763

(1)
Assumes no additional borrowings and interest payments are based on the interest rate in effect at June 30, 2015. Also assumes that no extension options are exercised. See the notes to our interim consolidated financial statements for additional information relating to our revolving credit facility and term loan.

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
We earn interest income primarily from cash and cash equivalent balances. Based on our cash and cash equivalents as of June 30, 2015, if interest rates increase or decrease by 1.00%, our interest income will increase or decrease by approximately $0.5 million annually.
Amounts borrowed under our revolving credit facility currently bear interest at variable rates based on LIBOR plus 1.55% - 2.30% (the spread over LIBOR based on our consolidated leverage ratio). If prevailing LIBOR on any outstanding borrowings under our revolving credit facility were to increase or decrease by 1.00%, the increase or decrease in interest expense on our debt would increase or decrease future earnings and cash flows by approximately $1.4 million annually, assuming that the amount outstanding under our revolving credit facility was to remain at $135.0 million, the balance at June 30, 2015.

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

CHESAPEAKE LODGING TRUST

Date: July 30, 2015	By:	/S/ DOUGLAS W. VICARI
Douglas W. Vicari
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ GRAHAM J. WOOTTEN
Graham J. Wootten
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)