Form 10-Q
period 2015-09-30
Chesapeake Lodging Trust
filed 2015-11-02
CIK 1473078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________
FORM 10-Q
________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
As of October 29, 2015, there were 59,657,589 shares of the registrant’s common shares issued and outstanding.

CHESAPEAKE LODGING TRUST

PART I

Item 1.	Financial Statements

CHESAPEAKE LODGING TRUST
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Property and equipment, net	$1,939,257	$1,580,427
Intangible assets, net	36,558	36,992
Cash and cash equivalents	45,735	29,326
Restricted cash	42,548	43,387
Accounts receivable, net of allowance for doubtful accounts of $128 and $161, respectively	26,514	13,102
Prepaid expenses and other assets	18,150	10,637
Deferred financing costs, net of accumulated amortization of $2,625 and $4,048, respectively	6,965	6,064
Total assets	$2,115,727	$1,719,935

LIABILITIES AND SHAREHOLDERS’ EQUITY
Long-term debt	$783,915	$551,723
Accounts payable and accrued expenses	66,636	53,442
Other liabilities	46,475	32,788
Total liabilities	897,026	637,953
Commitments and contingencies (Note 12)
Preferred shares, $.01 par value; 100,000,000 shares authorized; Series A Cumulative Redeemable Preferred Shares; 5,000,000 shares issued and outstanding, respectively ($127,422 liquidation preference)	50	50
Common shares, $.01 par value; 400,000,000 shares authorized; 59,658,985 shares and 54,818,064 shares issued and outstanding, respectively	597	548
Additional paid-in capital	1,295,970	1,138,391
Cumulative dividends in excess of net income	(77,120)	(57,007)
Accumulated other comprehensive loss	(796)	—
Total shareholders’ equity	1,218,701	1,081,982
Total liabilities and shareholders’ equity	$2,115,727	$1,719,935
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
REVENUE
Rooms	$128,388	$102,473	$332,948	$271,430
Food and beverage	29,620	22,883	86,032	69,214
Other	7,001	5,484	17,464	13,835
Total revenue	165,009	130,840	436,444	354,479

EXPENSES
Hotel operating expenses:
Rooms	27,826	21,985	75,070	61,930
Food and beverage	22,769	17,860	64,730	52,800
Other direct	2,061	2,234	5,300	6,013
Indirect	54,111	42,641	148,140	118,423
Total hotel operating expenses	106,767	84,720	293,240	239,166
Depreciation and amortization	18,306	12,466	51,162	37,488
Air rights contract amortization	130	130	390	390
Corporate general and administrative	4,019	3,694	13,094	11,505
Hotel acquisition costs	19	60	854	60
Total operating expenses	129,241	101,070	358,740	288,609
Operating income	35,768	29,770	77,704	65,870
Interest income	—	8	—	8
Interest expense	(8,287)	(6,963)	(23,634)	(20,477)
Gain on sale of hotel	—	7,006	—	7,006
Income before income taxes	27,481	29,821	54,070	52,407
Income tax expense	(301)	(1,133)	(1,293)	(292)
Net income	27,180	28,688	52,777	52,115
Preferred share dividends	(2,422)	(2,422)	(7,266)	(7,266)
Net income available to common shareholders	$24,758	$26,266	$45,511	$44,849

Net income available per common share:
Basic	$0.42	$0.52	$0.79	$0.90
Diluted	$0.42	$0.52	$0.78	$0.89
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$27,180	$28,688	$52,777	$52,115
Other comprehensive income (loss):
Unrealized losses on cash flow hedge instruments	(400)	—	(1,336)	(9)
Reclassification of unrealized losses on cash flow hedge instruments to interest expense	239	—	540	76
Comprehensive income	$27,019	$28,688	$51,981	$52,182
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Preferred Shares		Common Shares		Additional Paid-In Capital	Cumulative Dividends in Excess of Net Income	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount				Total

Balances at December 31, 2014	5,000,000	$50	54,818,064	$548	$1,138,391	$(57,007)	$—	$1,081,982
Sale of common shares, net of underwriting fees and offering costs	—	—	4,600,000	46	153,640	—	—	153,686
Repurchase of common shares	—	—	(44,496)	—	(1,698)	—	—	(1,698)
Issuance of restricted common shares	—	—	289,270	3	(3)	—	—	—
Issuance of unrestricted common shares	—	—	2,081	—	62	—	—	62
Forfeiture of restricted common shares	—	—	(5,934)	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	5,578	—	—	5,578
Declaration of dividends on common shares	—	—	—	—	—	(65,624)	—	(65,624)
Declaration of dividends on preferred shares	—	—	—	—	—	(7,266)	—	(7,266)
Net income	—	—	—	—	—	52,777	—	52,777
Other comprehensive loss	—	—	—	—	—	—	(796)	(796)
Balances at September 30, 2015	5,000,000	$50	59,658,985	$597	$1,295,970	$(77,120)	$(796)	$1,218,701
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$52,777	$52,115
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,162	37,488
Air rights contract amortization	390	390
Deferred financing costs amortization	1,410	1,950
Gain on sale of hotel	—	(7,006)
Share-based compensation	5,640	4,311
Other	(613)	771
Changes in assets and liabilities:
Accounts receivable, net	(11,590)	(8,958)
Prepaid expenses and other assets	(4,821)	26
Accounts payable and accrued expenses	8,311	4,629
Other liabilities	5,972	(22)
Net cash provided by operating activities	108,638	85,694
Cash flows from investing activities:
Acquisition of hotels, net of cash acquired	(255,249)	—
Disposition of hotel, net of cash sold	—	31,933
Deposit on hotel acquisition	—	(42,142)
Improvements and additions to hotels	(30,044)	(67,500)
Change in restricted cash	839	(5,680)
Net cash used in investing activities	(284,454)	(83,389)
Cash flows from financing activities:
Proceeds from sale of common shares, net of underwriting fees	153,962	144,320
Payment of offering costs related to sale of common shares	(276)	(378)
Borrowings under revolving credit facility	315,000	85,000
Repayments under revolving credit facility	(200,000)	(50,000)
Proceeds from issuance of mortgage debt	—	90,000
Scheduled principal payments on mortgage debt	(7,650)	(67,326)
Payment of deferred financing costs	(2,311)	(1,980)
Payment of dividends to common shareholders	(57,536)	(42,455)
Payment of dividends to preferred shareholders	(7,266)	(7,266)
Repurchase of common shares	(1,698)	(438)
Net cash provided by financing activities	192,225	149,477
Net increase in cash	16,409	151,782
Cash and cash equivalents, beginning of period	29,326	28,713
Cash and cash equivalents, end of period	$45,735	$180,495
Supplemental disclosure of cash flow information:
Cash paid for interest	$21,962	$18,617
Cash paid for income taxes	$3,207	$535
Assumption of mortgage debt related to hotel acquisition	$125,000	$—
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Organization and Description of Business
Chesapeake Lodging Trust (the “Trust”) is a self-advised real estate investment trust (“REIT”) that was organized in the state of Maryland in June 2009. The Trust is focused on investments primarily in upper-upscale hotels in major business and convention markets and, on a selective basis, premium select-service hotels in urban settings or unique locations in the United States of America (“U.S.”). The Trust completed its initial public offering (“IPO”) in January 2010. The Trust owned no hotels nor had any operations prior to its IPO. As of September 30, 2015, the Trust owned 22 hotels with an aggregate of 6,699 rooms in nine states and the District of Columbia.
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

The Trust reviews its hotels for impairment whenever events or changes in circumstances indicate that the carrying values of the hotels may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the hotels due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel’s estimated fair market value is recorded and an impairment loss is recognized. No impairment losses have been recognized related to any hotels for the three and nine months ended September 30, 2015 and 2014.
The Trust classifies a hotel as held for sale in the period in which it has made the decision to dispose of the hotel, a binding agreement to purchase the hotel has been signed under which the buyer has committed a significant amount of nonrefundable cash, and no significant financing contingencies exist which could cause the transaction not to be completed in a timely manner. If these criteria are met, depreciation and amortization of the hotel will cease and an impairment loss will be recognized if the fair value of the hotel, less the costs to sell, is lower than the carrying amount of the hotel. If the sale represents a strategic shift that has (or will have) a major effect on the Trust's operations and financial results, the Trust will classify the loss, together with the related operating results, as discontinued operations in the consolidated statements of operations and will classify the related assets and liabilities as held for sale in the consolidated balance sheets. As of September 30, 2015, the Trust had no assets held for sale or liabilities related to assets held for sale.
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

3. Acquisitions
The Trust has acquired the following hotels since January 1, 2014 (in thousands, except rooms data):

Hotel	Location	Rooms	Net Assets Acquired	Acquisition Date
2014 Acquisition:
JW Marriott San Francisco Union Square(1)	San Francisco, CA	337	154,143	October 1, 2014
		337	154,143
2015 Acquisitions:
Royal Palm South Beach Miami, a Tribute Portfolio Resort(2)	Miami Beach, FL	393	153,662	March 9, 2015
Ace Hotel and Theater Downtown Los Angeles	Los Angeles, CA	182	101,687	April 30, 2015
		575	255,349

(1)
As part of the acquisition, the Trust assumed a ground lease, which has a term ending January 2083. See Note 12, "Commitments and Contingencies," for additional information relating to the lease agreement.

(2)
As part of the acquisition, the Trust assumed a $125.0 million term loan with a carrying value that approximated its fair value at the date of acquisition. See Note 7, "Long-Term Debt," for additional information related to the term loan.

The preliminary allocation of the purchase prices to the assets acquired and liabilities assumed in the 2015 acquisitions, based on their fair values was as follows (in thousands):

2015 Acquisitions
Land and land improvements	$64,462
Buildings and leasehold improvements	294,968
Furniture, fixtures and equipment	20,518
Cash	100
Accounts receivable, net	1,823
Prepaid expenses and other assets	2,692
Accounts payable and accrued expenses	(4,089)
Other liabilities	(125)
Mortgage loan	(125,000)
Net assets acquired	$255,349

The following financial information presents the pro forma results of operations of the Trust for the three and nine months ended September 30, 2015 and 2014 as if all acquisitions during 2015 and 2014 had taken place on January 1, 2014. The pro forma results for the three and nine months ended September 30, 2015 and 2014 have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have actually occurred had all transactions taken place on January 1, 2014, or of future results of operations (in thousands, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total revenue	$165,009	$157,279	$456,730	$437,449
Total hotel operating expenses	106,767	104,660	306,684	298,882
Total operating expenses	129,222	124,695	373,500	359,473
Operating income	35,787	32,584	83,230	77,976
Net income available to common shareholders	24,777	27,761	49,459	52,961

Net income available per common share:
Basic	$0.42	$0.47	$0.84	$0.90
Diluted	$0.42	$0.47	$0.83	$0.89

For the three and nine months ended September 30, 2015, the consolidated statement of operations includes total revenue of $15.2 million and $34.1 million, respectively, and total hotel operating expenses of $10.9 million and $22.3 million, respectively, related to the operations of the two hotels acquired during 2015.

4. Disposition
On September 30, 2014, the Trust sold the 153-room Courtyard Anaheim at Disneyland Resort located in Anaheim, California for $32.5 million, including sold working capital. Net proceeds from the sale were $31.8 million, which resulted in the recognition of a gain on sale of $7.0 million. This sale did not represent a strategic shift that had (or will have) a major effect on the Trust's operations and financial results, and therefore, did not qualify to be reported as discontinued operations.

5. Property and Equipment
Property and equipment as of September 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Land and land improvements	$319,633	$255,037
Buildings and leasehold improvements	1,624,399	1,312,529
Furniture, fixtures and equipment	187,962	138,163
Construction-in-progress	3,932	20,205
	2,135,926	1,725,934
Less: accumulated depreciation and amortization	(196,669)	(145,507)
Property and equipment, net	$1,939,257	$1,580,427

6. Intangible Assets and Liability
Intangible assets and liability as of September 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Intangible assets:
Air rights contract(1)	$36,105	$36,105
Favorable ground leases(2)	3,568	3,568
	39,673	39,673
Less: accumulated amortization	(3,115)	(2,681)
Intangible assets, net	$36,558	$36,992

Intangible liability:
Unfavorable contract liability(2)	$14,236	$14,236
Less: accumulated amortization	(1,570)	(1,276)
Intangible liability, net (included within other liabilities)	$12,666	$12,960

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

7. Long-Term Debt
Long-term debt as of September 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	Origination	Original Principal Amount		Interest Rate	Principal Amortization Period	September 30,	December 31,
			Maturity			2015	2014
Revolving credit facility(1)	July 2010	n/a	March 2019	Floating	n/a	$115,000	$—
Term loan:
Royal Palm South Beach Miami, a Tribute Portfolio Resort(2)	March 2015	$125,000	March 2017	Floating	n/a	125,000	—
Other mortgage loans:
Hyatt Regency Boston	June 2011	$95,000	July 2016	5.01%	30	89,008	90,184
Courtyard Washington Capitol Hill/Navy Yard(3)	June 2011	$37,497	November 2016	5.90%	30	34,685	35,245
Boston Marriott Newton	May 2013	$60,000	June 2020	3.63%	25	56,616	57,776
Le Meridien San Francisco	July 2013	$92,500	August 2020	3.50%	25	87,595	89,402
Denver Marriott City Center(4)	July 2012	$70,000	August 2022	4.90%	30	66,585	67,464
Hilton Checkers Los Angeles	February 2013	$32,000	March 2023	4.11%	30	30,626	31,054
W Chicago – City Center	July 2013	$93,000	August 2023	4.25%	25	88,571	90,211
Hyatt Herald Square New York/Hyatt Place New York Midtown South(5)	July 2014	$90,000	July 2024	4.30%	30	90,000	90,000
						783,686	551,336
Unamortized premium(3)						229	387
Long-term debt						$783,915	$551,723

(1)
The Trust may exercise an option to extend the maturity by one year, subject to certain customary conditions. As of September 30, 2015, the interest rate in effect was 1.76%. See below for additional information related to the revolving credit facility.

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
The amount that the Trust can borrow under the revolving credit facility is based on the value of the Trust's hotels included in the borrowing base, as defined in the amended credit agreement. As of September 30, 2015, the borrowing base included 11 of the Trust's hotels providing borrowing availability of $300.0 million under the revolving credit facility, of which

$185.0 million remained available. The amended credit agreement contains more favorable financial covenants, including the leverage ratio and minimum tangible net worth requirement, as compared to those in effect prior to the amendment, and has additional financial covenants typically found in similar unsecured revolving credit facilities, including a consolidated secured debt ratio, an unsecured leverage ratio and an unsecured debt service coverage ratio.
Other
Certain of the Trust's mortgage loan agreements contain standard financial covenants relating to coverage ratios and standard provisions that require loan servicers to maintain escrow accounts for certain items, including real estate taxes, insurance premiums, the completion of PIPs, and normal replacements of FF&E.
As of September 30, 2015, the Trust was in compliance with all financial covenants under its borrowing arrangements. As of September 30, 2015, the Trust’s weighted-average interest rate on its long-term debt was 3.83%. Future scheduled principal payments of debt obligations (assuming no exercise of extension options) as of September 30, 2015 are as follows (in thousands):

Year	Amounts
2015	$2,621
2016	131,909
2017	135,074
2018	10,493
2019	125,930
Thereafter	377,659
$783,686

8. Earnings Per Share
The following is a reconciliation of the amounts used in calculating basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net income available to common shareholders	$24,758	$26,266	$45,511	$44,849
Less: Dividends declared on unvested time-based awards	(153)	(128)	(426)	(385)
Less: Undistributed earnings allocated to unvested time-based awards	(8)	(84)	—	—
Net income available to common shareholders, excluding amounts attributable to unvested time-based awards	$24,597	$26,054	$45,085	$44,464

Denominator:
Weighted-average number of common shares outstanding–basic	58,552,800	50,141,513	57,107,919	49,364,637
Effect of dilutive unvested performance-based awards	438,287	426,336	429,052	393,407
Weighted-average number of common shares outstanding–diluted	58,991,087	50,567,849	57,536,971	49,758,044

Net income available per common share:
Basic	$0.42	$0.52	$0.79	$0.90
Diluted	$0.42	$0.52	$0.78	$0.89
For the three and nine months ended September 30, 2015, 212,579 unvested performance-based awards, and for the three and nine months ended September 30, 2014, 61,616 unvested performance-based awards, were excluded from diluted weighted-average common shares outstanding as the awards had not achieved the specific levels of relative total shareholder return required for vesting at each period end.

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
On September 6, 2013, the Trust entered into sales agreements with two sales agents, pursuant to which the Trust may issue and sell up to $100.0 million in the aggregate of its common shares through a continuous at-the-market offering or other methods (the “ATM program”). The Trust did not sell any common shares under the ATM program during the nine months ended September 30, 2015. As of September 30, 2015, $76.0 million of common shares remained available for issuance under the ATM program.
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
On September 29, 2015, the Trust's board of trustees authorized a share repurchase program pursuant to which the Trust may acquire up to $100.0 million of its common shares. The repurchase program authorizes the Trust to repurchase its common shares from time to time through open market purchases, negotiated transactions or other means, in accordance with applicable securities laws and other restrictions. The repurchase program expires in September 2018, but may be suspended or discontinued at any time, and does not obligate the Trust to acquire any particular amount of its shares. As of September 30, 2015, $100.0 million remained available for the repurchase of common shares.
For the nine months ended September 30, 2015, the Trust issued 2,081 unrestricted common shares and 289,270 restricted common shares to its trustees and employees. For the nine months ended September 30, 2015, the Trust repurchased 44,496 common shares from employees to satisfy the minimum statutory tax withholding requirements related to the vesting of their previously granted restricted common shares. As of September 30, 2015, the Trust had 59,658,985 common shares outstanding.
For the nine months ended September 30, 2015, the Trust paid or its board of trustees declared the following dividends per common share:

	Record Date	Payment Date	Dividend Per Common Share
Fourth Quarter 2014	December 31, 2014	January 15, 2015	$0.30
First Quarter 2015	March 31, 2015	April 15, 2015	$0.35
Second Quarter 2015	June 30, 2015	July 15, 2015	$0.35
Third Quarter 2015	September 30, 2015	October 15, 2015	$0.40
Preferred Shares—The Trust is authorized to issue up to 100,000,000 preferred shares, $.01 par value per share. The Trust’s board of trustees is required to set for each class or series of preferred shares the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption. As of September 30, 2015, the Trust had 5,000,000 shares of its 7.75% Series A Cumulative Redeemable Preferred Shares outstanding.
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
For the nine months ended September 30, 2015, the Trust paid or its board of trustees declared the following dividends per preferred share:

	Record Date	Payment Date	Dividend Per Series A Cumulative Redeemable Preferred Share
Fourth Quarter 2014	December 31, 2014	January 15, 2015	$0.484375
First Quarter 2015	March 31, 2015	April 15, 2015	$0.484375
Second Quarter 2015	June 30, 2015	July 15, 2015	$0.484375
Third Quarter 2015	September 30, 2015	October 15, 2015	$0.484375
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
The Trust initially reserved 454,657 common shares for issuance under the Plan at its establishment. In May 2012, the Trust’s common shareholders approved an amendment to the Plan such that the number of shares available for issuance under the Plan was increased by 2,750,000. Shares that are issued under the Plan to any person pursuant to an award are counted against this limit as one share for every one share granted. If any shares covered by an award are not purchased or are forfeited, if an award is settled in cash, or if an award otherwise terminates without delivery of any shares, then the number of common shares counted against the aggregate number of shares available under the Plan with respect to the award will, to the extent of any such forfeiture or termination, again be available for making awards under the Plan. As of September 30, 2015, subject to increases that may result in the case of any future forfeiture or termination of currently outstanding awards, 1,272,806 common shares were reserved and available for future issuances under the Plan.
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
For the nine months ended September 30, 2015, the Trust granted 289,270 restricted common shares to certain employees and trustees, of which 114,918 shares were time-based awards and 174,352 shares were performance-based awards (the “2015 Performance-Based Awards”). The time-based awards are generally eligible to vest at the annual rate of one-third of the number of restricted shares granted commencing on the first anniversary of their issuance. The 2015 Performance-Based Awards are eligible to vest at December 31, 2017. Dividends on the 2015 Performance-Based Awards accrue, but are not paid unless the related shares vest. The fair value of the 2015 Performance-Based Awards was $17.13 per share and was determined using a Monte Carlo simulation with the following assumptions: volatility of 19.90%; an expected term equal to the requisite service period for the awards; and a risk-free interest rate of 0.85%.

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
As of September 30, 2015, there was approximately $11.5 million of unrecognized share-based compensation expense related to restricted common shares. The unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1.7 years.
The following is a summary of the Trust’s restricted common share activity for the nine months ended September 30, 2015:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Restricted common shares as of December 31, 2014	927,552	$15.87
Granted	289,270	$25.36
Vested	(105,852)	$23.57
Forfeited	(5,934)	$29.80
Restricted common shares as of September 30, 2015	1,105,036	$17.54

11. Fair Value Measurements and Derivative Instrument
The following table sets forth the Trust’s financial assets and liabilities measured at fair value by level within the fair value hierarchy (in thousands). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at September 30, 2015
	Total	Level 1	Level 2	Level 3
Liabilities:
Interest rate swap (included within other liabilities)	$796	$—	$796	$—
	$796	$—	$796	$—
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
The Trust’s financial instruments in addition to those disclosed in the table above include cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, and long-term debt. The carrying values reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses approximate fair value. The Trust estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument using estimated market rates of debt instruments with similar maturities and credit profiles. These inputs are classified as Level 3 within the fair value hierarchy. As of September 30, 2015, the carrying value reported in the consolidated balance sheet for the Trust's long-term debt approximated its fair value.

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
Franchise Agreements—As of September 30, 2015, 12 of the Trust’s hotels operated pursuant to franchise agreements with hotel brand companies and 10 hotels operated pursuant to management agreements with hotel brand companies that allowed them to operate under their respective brands. Under the 12 franchise agreements, the Trust generally pays a royalty fee ranging from 3% to 6% of room revenues and up to 3% of food and beverage revenues, plus additional fees for marketing, central reservation systems, and other franchisor costs that amount to between 1% and 5% of room revenues.
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
These risks and uncertainties, together with the information contained in our Form 10-K for the year ended December 31, 2014 under the caption “Risk Factors,” should be considered in evaluating any forward-looking statement contained in this report or incorporated by reference herein. All forward-looking statements speak only as of the date of this report. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are qualified by the cautionary statements in this section. We undertake no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report, except as required by law.

Overview
The Trust was organized as a self-advised REIT in the state of Maryland in June 2009, with a focus on investments primarily in upper-upscale hotels in major business and convention markets and, on a selective basis, premium select-service hotels in urban settings or unique locations in the U.S. We completed our IPO in January 2010 and own the following 22 hotels as of the date of this filing:

Hotel		Location	Rooms	Acquisition Date
1	Hyatt Regency Boston	Boston, MA	502	March 18, 2010
2	Hilton Checkers Los Angeles	Los Angeles, CA	193	June 1, 2010
3	Boston Marriott Newton	Newton, MA	430	July 30, 2010
4	Le Meridien San Francisco	San Francisco, CA	360	December 15, 2010
5	Homewood Suites Seattle Convention Center	Seattle, WA	195	May 2, 2011
6	W Chicago – City Center	Chicago, IL	403	May 10, 2011
7	Hotel Indigo San Diego Gaslamp Quarter	San Diego, CA	210	June 17, 2011
8	Courtyard Washington Capitol Hill/Navy Yard	Washington, DC	204	June 30, 2011
9	Hotel Adagio San Francisco, Autograph Collection	San Francisco, CA	171	July 8, 2011
10	Denver Marriott City Center	Denver, CO	613	October 3, 2011
11	Hyatt Herald Square New York	New York, NY	122	December 22, 2011
12	W Chicago – Lakeshore	Chicago, IL	520	August 21, 2012
13	Hyatt Regency Mission Bay Spa and Marina	San Diego, CA	429	September 7, 2012
14	The Hotel Minneapolis, Autograph Collection	Minneapolis, MN	222	October 30, 2012
15	Hyatt Place New York Midtown South	New York, NY	185	March 14, 2013
16	W New Orleans – French Quarter	New Orleans, LA	97	March 28, 2013
17	Le Meridien New Orleans	New Orleans, LA	410	April 25, 2013
18	Hyatt Fisherman's Wharf	San Francisco, CA	316	May 31, 2013
19	Hyatt Santa Barbara	Santa Barbara, CA	205	June 27, 2013
20	JW Marriott San Francisco Union Square	San Francisco, CA	337	October 1, 2014
21	Royal Palm South Beach Miami, a Tribute Portfolio Resort	Miami Beach, FL	393	March 9, 2015
22	Ace Hotel and Theater Downtown Los Angeles	Los Angeles, CA	182	April 30, 2015
			6,699

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

Executive Summary
Our hotel portfolio generated RevPAR growth of 7.2% during the third quarter of 2015 as compared to the third quarter of 2014, driven by an increase in occupancy of 4.4 percentage points and an increase in ADR of 1.8%. Our hotel portfolio outperformed the U.S. industry average RevPAR growth of 5.9%, as reported by STR. We saw strong demand at our hotels during the third quarter of 2015, particularly those located in Boston, Denver, Seattle, and Los Angeles. However, our hotels located in San Francisco and Chicago were impacted during the third quarter 2015 by weaker demand from group customers which was driven by unfavorable convention calendars for these two markets as compared to the third quarter of 2014.

Our hotel portfolio generated an increase in Adjusted Hotel EBITDA of 9.6% during the third quarter of 2015 as compared to the third quarter of 2014. Although the increase in RevPAR was primarily a result of an increase in occupancy, our hotel managers were able to either limit increases in or decrease certain expenses to partially offset the increase in variable operating expenses associated with the higher occupancy levels, resulting in an increase in Adjusted Hotel EBITDA Margin of 110 basis points to 35.2%. The increases in Adjusted Hotel EBITDA and Adjusted Hotel EBITDA Margin were however limited by increases in property taxes related to increases in the assessed values of several of our hotels.
We expect favorable hotel supply and demand fundamentals for the U.S. lodging industry to continue for the forseeable future. We expect operating trends for our hotel portfolio to also benefit from the completion in the first half of 2015 of guestroom renovations at three of our hotels located in San Francisco and Boston and from investments made in 2014 for the comprehensive renovations of the W Chicago – Lakeshore, the Le Meridien New Orleans, and the Hyatt Herald Square New York. We believe future revenue growth will be led by increases in ADR given our hotel portfolio is currently operating at high levels of occupancy, which should result in profitability growth.

Results of Operations
Comparison of three months ended September 30, 2015 and 2014
Results of operations for the three months ended September 30, 2015 include the operating activity of 22 hotels for the full period, whereas the results of operations for the three months ended September 30, 2014 include the operating activity of 19 hotels for the full period and one hotel for part of the period. We use the term “comparable hotel portfolio” to refer to those hotels owned for the entirety of the two periods being compared and the term “non-comparable hotel portfolio” to refer to those hotels acquired in either of the two periods being compared or sold in or prior to either of the two periods being compared. The comparable hotel portfolio for the three months ended September 30, 2015 and 2014 includes 19 of the 22 hotels owned as of September 30, 2015.
Revenues—Total revenue for the three months ended September 30, 2015 was $165.0 million, of which $138.1 million was contributed by the comparable hotel portfolio and $26.9 million was contributed by the non-comparable hotel portfolio. Total revenue for the three months ended September 30, 2014 was $130.8 million, of which $129.0 million was contributed by the comparable hotel portfolio and $1.8 million was contributed by the non-comparable hotel portfolio. The increase in total revenue for the comparable hotel portfolio was $9.1 million. We experienced increased demand for rooms from corporate and leisure transient customers, particularly at our hotels located in Boston, Denver, Seattle and Los Angeles during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. During the three months ended September 30, 2015, the W Chicago – Lakeshore experienced an increase in total revenue as the hotel completed a comprehensive renovation in June 2014 and was still stabilizing during the three months ended September 30, 2014. The Le Meridien New Orleans and the Hyatt Herald Square New York also experienced significant increases in total revenue due to the fact that the hotels were undergoing comprehensive renovations during the three months ended September 30, 2014. During the three months ended September 30, 2015, we experienced weaker demand from customers at our hotels located in San Francisco and Chicago which was driven by unfavorable convention calendars for these markets as compared to the three months ended September 30, 2014.
Hotel operating expenses—Hotel operating expenses, excluding depreciation and amortization, for the three months ended September 30, 2015 was $106.8 million, of which $87.5 million was contributed by the comparable hotel portfolio and $19.3 million was contributed by the non-comparable hotel portfolio. Hotel operating expenses, excluding depreciation and amortization, for the three months ended September 30, 2014 was $84.7 million, of which $83.7 million was contributed by the comparable hotel portfolio and $1.0 million was contributed by the non-comparable hotel portfolio. The increase in total hotel operating expenses for the comparable hotel portfolio of $3.8 million was primarily a result of the increase in corresponding total revenue for the comparable hotel portfolio. Specifically driving the increase in total hotel operating expenses were rooms expense and the following indirect hotel operating expenses: general and administrative, sales and marketing, franchise fees, management fees, and property taxes. Credit card commissions (included within general and administrative), brand marketing fees (included within sales and marketing), franchise fees and management fees are all variable hotel operating expenses calculated as a percentage of revenue and therefore, increased commensurate with the increase in total revenues. The increase in property taxes related to increases in the assessed values at our hotels located in Chicago, Boston, and Washington, DC. The aforementioned increases in total hotel operating expenses were offset partially by the recognition of a $1.2 million loss on impairment of intangible asset during the three months ended September 30, 2014 related to the termination of a ground lease associated with the Denver Marriott City Center; no similar expense was incurred during the three months ended September 30, 2015.
Depreciation and amortization—Depreciation and amortization expense for the three months ended September 30, 2015 and 2014 was $18.3 million and $12.5 million, respectively. The increase in depreciation and amortization expense was primarily attributable to the acquisitions of the JW Marriott San Francisco Union Square in October 2014, the Royal Palm

South Beach Miami, a Tribute Portfolio Resort in March 2015 and the Ace Hotel and Theater Downtown Los Angeles in April 2015.
Air rights contract amortization—Air rights contract amortization expense associated with the Hyatt Regency Boston for each of the three months ended September 30, 2015 and 2014 was $0.1 million.
Corporate general and administrative—Corporate general and administrative expense for the three months ended September 30, 2015 and 2014 was $4.0 million and $3.7 million, respectively. Included in corporate general and administrative expense for the three months ended September 30, 2015 and 2014 was $1.9 million and $1.5 million, respectively, of non-cash share-based compensation expense. The increase in corporate general and administrative expense is primarily related to an increase in non-cash share-based compensation expense related to restricted common shares granted to employees since September 30, 2014.
Interest expense—Interest expense for the three months ended September 30, 2015 and 2014 was $8.3 million and $7.0 million, respectively. The increase is primarily related to the increase in long-term debt outstanding, reflecting the use of debt to partially fund the acquisitions of the JW Marriott San Francisco Union Square in October 2014, the Royal Palm South Beach Miami, a Tribute Portfolio Resort in March 2015, and the Ace Hotel and Theater Downtown Los Angeles in April 2015.
Gain on sale of hotel—Gain on sale of hotel for the three months ended September 30, 2014 was $7.0 million and related to the sale of the Courtyard Anaheim at Disneyland Resort on September 30, 2014.
Income tax expense—Income tax expense for the three months ended September 30, 2015 and 2014 was $0.3 million and $1.1 million, respectively. Income tax expense is directly related to taxable income generated by our TRSs during the periods.
Comparison of nine months ended September 30, 2015 and 2014
Results of operations for the nine months ended September 30, 2015 include the operating activity of 20 hotels for the full period and two hotels for part of the period, whereas the results of operations for the nine months ended September 30, 2014 include the operating activity of 19 hotels for the full period and one hotel for part of the period. The comparable hotel portfolio for the nine months ended September 30, 2015 and 2014 includes 19 of our 22 hotels owned as of September 30, 2015.
Revenues—Total revenue for the nine months ended September 30, 2015 was $436.4 million, of which $368.3 million was contributed by the comparable hotel portfolio and $68.1 million was contributed by the non-comparable hotel portfolio. Total revenue for the nine months ended September 30, 2014 was $354.5 million, of which $349.3 million was contributed by the comparable hotel portfolio and $5.2 million was contributed by the non-comparable hotel portfolio. The increase in total revenue for the comparable hotel portfolio was $19.0 million. We experienced increased demand for rooms from corporate and leisure transient customers, particularly at our hotels located in Boston, Chicago, Denver, San Diego, Seattle, Los Angeles and Washington, DC, and from group customers at our hotels located in Chicago which was driven by a favorable convention calendar during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. Even beyond the strong market dynamics of Chicago during the nine months ended September 30, 2015, the W Chicago – Lakeshore experienced a significant increase in total revenue as a result of the comprehensive renovation that was completed during the nine months ended September 30, 2014. The Le Meridien New Orleans and Hyatt Herald Square New York also experienced significant increases in total revenue due to the fact that the hotels were undergoing comprehensive renovations during the nine months ended September 30, 2014. The aforementioned increases in total revenue were offset partially by (1) decreases in total revenue from the Le Meridien San Francisco and the Hyatt Fisherman's Wharf as a result of the two hotels undergoing guestroom renovations during the nine months ended September 30, 2015, which negatively impacted customer demand at those hotels, (2) a decrease in total revenue from the Hyatt Place New York Midtown South as a result of the New York market experiencing an increase in hotel room supply that was greater than the increase in hotel room demand during the nine months ended September 30, 2015, and (3) cancellations related to travel disruptions caused by harsher than normal winter weather in early 2015, particularly in Boston.
Hotel operating expenses—Hotel operating expenses, excluding depreciation and amortization, for the nine months ended September 30, 2015 was $293.2 million, of which $246.0 million was contributed by the comparable hotel portfolio and $47.2 million was contributed by the non-comparable hotel portfolio. Hotel operating expenses, excluding depreciation and amortization, for the nine months ended September 30, 2014 was $239.2 million, of which $236.1 million was contributed by the comparable hotel portfolio and $3.1 million was contributed by the non-comparable hotel portfolio. The increase in total hotel operating expenses for the comparable hotel portfolio of $9.9 million was primarily a result of the increase in corresponding total revenue for the comparable hotel portfolio offset partially by decreases in total hotel operating expenses at the Hyatt Fisherman's Wharf and the Hyatt Place New York Midtown South commensurate with the decreases in total revenue at those hotels during the nine months ended September 30, 2015. Specifically driving the increase in total hotel operating expenses were rooms expense and the following indirect hotel operating expenses: general and administrative, sales and marketing, franchise fees, management fees, and property taxes. Credit card commissions (included within general and administrative), brand marketing fees (included within sales and marketing), franchise fees and management fees are all variable hotel operating expenses calculated as a percentage of revenue and therefore, increased commensurate with the increase in total revenues. The increase in property taxes related to increases in the assessed values at our hotels located in Chicago, Boston, New Orleans and Washington, DC. The aforementioned increases in total hotel operating expenses were offset partially by the recognition of a $1.2 million loss on impairment of intangible asset during the nine months ended September 30, 2014 related to the termination of a ground lease associated with the Denver Marriott City Center; no similar expense was incurred during the nine months ended September 30, 2015.
Depreciation and amortization—Depreciation and amortization expense for the nine months ended September 30, 2015 and 2014 was $51.2 million and $37.5 million, respectively. The increase in depreciation and amortization expense was primarily attributable to the acquisitions of the JW Marriott San Francisco Union Square in October 2014, the Royal Palm South Beach Miami, a Tribute Portfolio Resort in March 2015 and the Ace Hotel and Theater Downtown Los Angeles in April 2015.
Air rights contract amortization—Air rights contract amortization expense associated with the Hyatt Regency Boston for each of the nine months ended September 30, 2015 and 2014 was $0.4 million.
Corporate general and administrative—Corporate general and administrative expense for the nine months ended September 30, 2015 and 2014 was $13.1 million and $11.5 million, respectively. Included in corporate general and administrative expense for the nine months ended September 30, 2015 and 2014 was $5.6 million and $4.3 million, respectively, of non-cash share-based compensation expense. The increase in corporate general and administrative expense is primarily related to an increase in employee compensation expense, including non-cash share-based compensation expense, and professional services fees.
Hotel acquisition costs—Hotel acquisition costs for the nine months ended September 30, 2015 and 2014 was $0.9 million and $0.1 million, respectively. The increase in hotel acquisition costs is a result of two hotel acquisitions occurring during the nine months ended September 30, 2015, as compared to no hotel acquisitions occurred during the nine months ended September 30, 2014.
Interest expense—Interest expense for the nine months ended September 30, 2015 and 2014 was $23.6 million and $20.5 million, respectively. The increase is primarily related to the increase in long-term debt outstanding, reflecting the use of debt to partially fund the acquisitions of the JW Marriott San Francisco Union Square in October 2014, the Royal Palm South Beach Miami, a Tribute Portfolio Resort in March 2015, and the Ace Hotel and Theater Downtown Los Angeles in April 2015.
Gain on sale of hotel—Gain on sale of hotel for the nine months ended September 30, 2014 was $7.0 million and related to the sale of the Courtyard Anaheim at Disneyland Resort on September 30, 2014.
Income tax expense—Income tax expense for the nine months ended September 30, 2015 and 2014 was $1.3 million and $0.3 million, respectively. Income tax expense is directly related to taxable income generated by our TRSs during the periods.
Hotel operating results
We assess the operating performance of our hotels irrespective of the hotel owner during the periods compared. We use the term "pro forma" to refer to metrics that include, or comparisons of metrics that are based on, the operating results of hotels under previous ownership for either a portion of or the entire period. Since two of our hotels owned as of September 30, 2015 were acquired during 2015 and another one of our hotels was acquired in October 2014, the key operating metrics below reflect the pro forma operating results for those hotels for all, or a certain period, of the three and nine months ended September 30, 2015 and 2014. Included in the following table are comparisons of occupancy, ADR, RevPAR, Adjusted Hotel EBITDA, and Adjusted Hotel EBITDA Margin for the hotel portfolio for the three and nine months ended September 30, 2015 and 2014 (in thousands, except for ADR and RevPAR):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014(1)	Change	2015(1)	2014(1)	Change
Pro forma Occupancy	87.9%	83.5%	440 bps	82.0%	80.8%	120 bps
Pro forma ADR	$237.33	$233.06	1.8%	$230.75	$220.30	4.7%
Pro forma RevPAR	$208.58	$194.50	7.2%	$189.32	$178.09	6.3%

Pro forma Adjusted Hotel EBITDA	$58,087	$52,989	9.6%	$149,630	$137,445	8.9%
Pro forma Adjusted Hotel EBITDA Margin	35.2%	34.1%	110 bps	32.8%	31.8%	100 bps

(1)	Includes results of operations for certain hotels prior to our acquisition.

RevPAR increased on a pro forma basis by 7.2% for the hotel portfolio for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. We experienced increased demand for rooms from corporate and leisure transient customers, particularly at our hotels located in Boston, Denver, Seattle, and Los Angeles during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The pro forma increase in RevPAR was primarily driven by a pro forma increase in occupancy and, to a lesser extent, a pro forma increase in ADR. Even beyond the strong market dynamics of Los Angeles during the three months ended September 30, 2015, RevPAR increased on a pro forma basis at the Ace Hotel and Theater Downtown Los Angeles as a result of increased market awareness and penetration following the hotel's opening in January 2014. During the three months ended September 30, 2015, the W Chicago – Lakeshore experienced an increase in both occupancy and ADR as the hotel completed a comprehensive renovation in June 2014 and was still stabilizing during the three months ended September 30, 2014. In addition, the Le Meridien New Orleans and Hyatt Herald Square New York also experienced significant increases in both occupancy and ADR due to the fact that the hotels were undergoing comprehensive renovations during the three months ended September 30, 2014. The aforementioned pro forma increases in RevPAR were offset partially by (1) a pro forma decrease in RevPAR at the Royal Palm South Beach Miami, a Tribute Portfolio Resort as ADR at the hotel was negatively impacted by new luxury supply offering lower competing rates during the three months ended September 30, 2015, and (2) weaker demand from customers at our hotels located in San Francisco and Chicago which was driven by unfavorable convention calendars for these markets as compared to the three months ended September 30, 2014.
Adjusted Hotel EBITDA increased on a pro forma basis by 9.6% and Adjusted Hotel EBITDA Margin increased on a pro forma basis by 110 basis points for the hotel portfolio for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The pro forma increase in Adjusted Hotel EBITDA was primarily a result of the increase in RevPAR on a pro forma basis by 7.2%. Although the increase in RevPAR was primarily a result of an increase in occupancy, our hotel managers were able to either limit increases in or decrease certain expenses to partially offset the increase in variable operating expenses associated with the higher occupancy levels. Furthermore, we were able to significantly reduce total hotel operating expenses at the Royal Palm South Beach Miami, a Tribute Portfolio Resort as a result of operational changes we instituted subsequent to our acquisition of the hotel in March 2015. The increases in Adjusted Hotel EBITDA and Adjusted Hotel EBITDA Margin during the three months ended September 30, 2015 were negatively impacted by increases in property taxes related to increases in the assessed values of our hotels located in Chicago, Boston, and Washington, DC, as well as the JW Marriott San Francisco Union Square, which was acquired in October 2014, and the Ace Hotel and Theater Downtown Los Angeles, which was acquired in April 2015.

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
The following table reconciles net income to Hotel EBITDA, Adjusted Hotel EBITDA, pro forma Adjusted Hotel EBITDA, and pro forma Adjusted Hotel EBITDA Margin for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$27,180	$28,688	$52,777	$52,115
Add: Interest expense	8,287	6,963	23,634	20,477
Income tax expense	301	1,133	1,293	292
Depreciation and amortization	18,306	12,466	51,162	37,488
Air rights contract amortization	130	130	390	390
Corporate general and administrative	4,019	3,694	13,094	11,505
Hotel acquisition costs	19	60	854	60
Less: Interest income	—	(8)	—	(8)
Hotel EBITDA	58,242	53,126	143,204	122,319
Less: Non-cash amortization(1)	(155)	1,119	(416)	970
Gain of sale of hotel	—	(7,006)	—	(7,006)
Adjusted Hotel EBITDA	58,087	47,239	142,788	116,283
Add: Prior owner Hotel EBITDA(2)	—	6,500	6,842	23,255
Less: Hotel EBITDA of hotel sold(3)	—	(750)	—	(2,093)
Pro forma Adjusted Hotel EBITDA	$58,087	$52,989	$149,630	$137,445

Total revenue	$165,009	$130,840	$436,444	$354,479
Add: Prior owner total revenue(2)	—	26,439	20,286	82,970
Less: Total revenue of hotel sold(3)	—	(1,803)	—	(5,166)
Pro forma total revenue	$165,009	$155,476	$456,730	$432,283

Pro forma Adjusted Hotel EBITDA Margin	35.2%	34.1%	32.8%	31.8%

(1)	Reflects non-cash amortization of ground lease asset, deferred franchise costs, deferred key money, and unfavorable contract liability.

(2)	Reflects results of operations for certain hotels prior to our acquisition.

(3)	Reflects results of operations of the Courtyard Anaheim at Disneyland Resort which was sold on September 30, 2014.

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
The following table reconciles net income to Corporate EBITDA and Adjusted Corporate EBITDA for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$27,180	$28,688	$52,777	$52,115
Add: Interest expense	8,287	6,963	23,634	20,477
Income tax expense	301	1,133	1,293	292
Depreciation and amortization	18,306	12,466	51,162	37,488
Less: Interest income	—	(8)	—	(8)
Corporate EBITDA	54,074	49,242	128,866	110,364
Add: Hotel acquisition costs	19	60	854	60
Less: Non-cash amortization(1)	(25)	1,248	(26)	1,359
Gain on sale of hotel	—	(7,006)	—	(7,006)
Adjusted Corporate EBITDA	$54,068	$43,544	$129,694	$104,777

(1)	Reflects non-cash amortization of ground lease asset, deferred franchise costs, deferred key money, unfavorable contract liability, and air rights contract.

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
The following table reconciles net income to FFO, FFO available to common shareholders, and AFFO available to common shareholders for the three and nine months ended September 30, 2015 and 2014 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$27,180	$28,688	$52,777	$52,115
Add: Depreciation and amortization	18,306	12,466	51,162	37,488
Less: Gain on sale of hotel	—	(7,006)	—	(7,006)
FFO	45,486	34,148	103,939	82,597
Less: Preferred share dividends	(2,422)	(2,422)	(7,266)	(7,266)
Dividends declared on unvested time-based awards	(153)	(128)	(426)	(385)
Undistributed earnings allocated to unvested time- based awards	(8)	(84)	—	—
FFO available to common shareholders	42,903	31,514	96,247	74,946
Add: Hotel acquisition costs	19	60	854	60
Less: Non-cash amortization(1)	(25)	1,248	(26)	1,359
AFFO available to common shareholders	$42,897	$32,822	$97,075	$76,365

FFO available per common share:
Basic	$0.73	$0.63	$1.69	$1.52
Diluted	$0.73	$0.62	$1.67	$1.51

AFFO available per common share:
Basic	$0.73	$0.65	$1.70	$1.55
Diluted	$0.73	$0.65	$1.69	$1.53

(1)	Reflects non-cash amortization of ground lease asset, deferred franchise costs, deferred key money, unfavorable contract liability, and air rights contract.

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

Sources and Uses of Cash
For the nine months ended September 30, 2015, net cash flows from operating activities were $108.6 million; net cash flows used in investing activities were $284.5 million, including $255.2 million to partially fund the acquisition of the Royal Palm South Beach Miami, a Tribute Portfolio Resort, and to fund the acquisition of the Ace Hotel and Theater Downtown Los Angeles, and $30.0 million for improvements and additions to our hotels; and net cash flows provided by financing activities were $192.2 million, including net proceeds of $153.7 million from the sale of common shares and net borrowings of $115.0 million under our revolving credit facility, offset by $7.7 million in scheduled principal payments on mortgage debt and $64.8 million in dividend payments to common and preferred shareholders. As of September 30, 2015, we had cash and cash equivalents of $45.7 million.

Liquidity and Capital Resources
We expect our primary source of cash to meet operating requirements, including payment of dividends in accordance with the REIT requirements of the U.S. federal income tax laws, payment of interest on any borrowings and funding of any capital expenditures, will be from our hotels’ results of operations and existing cash and cash equivalent balances. We currently expect that our operating cash flows will be sufficient to fund our continuing operations. We also expect to use existing restricted cash balances to partially fund any capital expenditures. We intend to incur indebtedness to supplement our investment capital and to maintain flexibility to respond to industry conditions and opportunities. We are targeting an overall debt level not to exceed

40% of the aggregate value of all of our hotels as calculated in accordance with our revolving credit facility; as of September 30, 2015, our overall debt level was 33.1% under this calculation.
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
On September 29, 2015, our board of trustees authorized a share repurchase program pursuant to which we may acquire up to $100.0 million of our common shares. The repurchase program authorizes us to repurchase our common shares from time to time through open market purchases, negotiated transactions or other means, in accordance with applicable securities laws and other restrictions. The repurchase program expires in September 2018, but may be suspended or discontinued at any time, and does not obligate us to acquire any particular amount of our shares. As of the date of this filing, $100.0 million remained available for repurchase of our common shares.
As of the date of this filing, we have approximately $48.0 million of cash and cash equivalents, approximately $42.5 million of restricted cash, and total borrowing availability of $300.0 million under our revolving credit facility, of which $170.0 million remained available. See Note 7, "Long-Term Debt," to our interim consolidated financial statements for additional information relating to our revolving credit facility and other long-term debt.

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

Contractual Obligations
The following table sets forth our contractual obligations as of September 30, 2015, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands). There were no other material off-balance sheet arrangements at September 30, 2015.

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Revolving credit facility, including interest(1)	$122,354	$2,058	$4,104	$116,192	$—
Term loan, including interest(1)	131,448	4,245	127,203	—	—
Other mortgage loans, including interest	662,454	121,320	88,074	175,414	277,646
Corporate office lease	470	231	239	—	—
Ground leases(2)	213,218	4,021	8,129	8,129	192,939
	$1,129,944	$131,875	$227,749	$299,735	$470,585

(1)
Assumes no additional borrowings and interest payments are based on the interest rate in effect at September 30, 2015. Also assumes that no extension options are exercised. See the notes to our interim consolidated financial statements for additional information relating to our revolving credit facility and term loan.

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
We earn interest income primarily from cash and cash equivalent balances. Based on our cash and cash equivalents as of September 30, 2015, if interest rates increase or decrease by 1.00%, our interest income will increase or decrease by approximately $0.5 million annually.
Amounts borrowed under our revolving credit facility currently bear interest at variable rates based on LIBOR plus 1.55% - 2.30% (the spread over LIBOR based on our consolidated leverage ratio). If prevailing LIBOR on any outstanding borrowings under our revolving credit facility were to increase or decrease by 1.00%, the increase or decrease in interest expense on our debt would increase or decrease future earnings and cash flows by approximately $1.2 million annually, assuming that the amount outstanding under our revolving credit facility was to remain at $115.0 million, the balance at September 30, 2015.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibits are filed as part of this Form 10-Q:

Exhibit Number	Description of Exhibit

3.2	Amended and Restated Bylaws, as amended through September 17, 2015 (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on September 17, 2015)

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President and Chief Financial Officer

32.1	Section 1350 Certification of President and Chief Executive Officer

32.2	Section 1350 Certification of Executive Vice President and Chief Financial Officer

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema Document

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document

101.LAB XBRL	Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHESAPEAKE LODGING TRUST

Date: November 2, 2015	By:	/S/ DOUGLAS W. VICARI
Douglas W. Vicari
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ GRAHAM J. WOOTTEN
Graham J. Wootten
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)