Form 10-K
period 2015-12-31
Chesapeake Lodging Trust
filed 2016-02-18
CIK 1473078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________
FORM 10-K
________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2015, the aggregate market value of the registrant’s common shares held by non-affiliates of the registrant was approximately $1,760,355,000 based on the closing price reported on the New York Stock Exchange. As of February 12, 2016, there were 60,082,944 shares of the registrant’s common shares issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain portions of the Registrant’s proxy statement for its 2016 annual meeting of shareholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

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
Overview
Chesapeake Lodging Trust (the “Trust”) is a self-advised real estate investment trust ("REIT") that was organized in the state of Maryland in June 2009. We are focused on investments primarily in upper-upscale hotels in major business and convention markets and, on a selective basis, premium select-service hotels in urban settings or unique locations in the United States of America (“U.S.”). We completed our initial public offering (“IPO”) in January 2010 and own 22 hotels as of the date of this filing.
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
The Trust was founded to capitalize on the opportunity created by this lodging industry downturn. Since completing our IPO in 2010 and through the first half of 2015, we took advantage of industry conditions to acquire our current portfolio of 22 hotels, consisting of 6,699 rooms, at prices generally below replacement cost, with attractive yields and upside potential. We have followed a disciplined strategy to acquire hotels generally concentrated in the central business districts of top U.S. lodging markets, which have high barriers-to-entry. Our portfolio reflects our strong efforts to establish geographic diversification, with hotels in nine states and the District of Columbia, but maintains a clear focus on the most important U.S. lodging markets.
The lodging industry has recovered significantly since our IPO and continues to exhibit positive fundamentals. Industry-wide RevPAR from 2010 through 2015 increased 47.9%, as reported by STR, and in 2013, surpassed the prior peak established in 2007, as a result of continued improvements in hotel occupancy levels and ADR, and below historical average growth in lodging supply. Several industry prognosticators, including STR, expect these positive lodging fundamentals to continue through at least 2017. We believe our hotel portfolio is well positioned for future performance as a result of our focus on high-quality hotels located in major U.S. lodging markets with high barriers-to-entry. However, recognizing that the industry is now entering the seventh year of the current lodging and economic cycle and that lodging supply growth is expected to reach levels near the industry’s historical average over the coming two years, we expect our pace of acquisitions to slow for the remainder of the lodging cycle and we may increasingly evaluate opportunities to dispose of hotels that we believe have maximized their values.
Business Strategy
Our goal is to deliver strong total returns to our shareholders in the form of the appreciation of our assets and our ability to return funds to our shareholders in the form of dividends. We intend to pursue the following strategies to achieve this goal:
Identify and pursue value-added investments at our hotels. We employ value-added strategies designed to improve the operating performance and value of our hotels. Over the last several years, we have focused a significant portion of our efforts on identifying and pursuing investments to promote the competitive positioning and operations of our hotels, and we intend to continue our aggressive efforts in this regard. Examples include the approximate $7 million renovation and repositioning of the Hotel Adagio San Francisco in 2012, enabling the hotel to become part of the Marriott Autograph Collection; the approximate $5 million we spent in 2012 to create 35 additional guestrooms on the top two, previously vacant, floors of the W Chicago – City Center; and in 2014, the completion of three major investments, including the approximate $38 million comprehensive renovation at our W Chicago – Lakeshore, the approximate $26 million comprehensive renovation of our former W New Orleans to re-brand the hotel as the Le Meridien New Orleans, and the approximate $7 million comprehensive renovation of our former Holiday Inn New York City Midtown – 31st Street to re-brand the hotel as the Hyatt Herald Square New York.
Optimize the branding and management of our hotels. We regularly evaluate opportunities to re-brand certain hotels by determining which brands are available in the market, seeking to quantify the potential improvement in revenue generation and profitability that a hotel might experience under a new brand. We analyze these opportunities by reviewing the revenue data of the local competitive set of hotels that are branded most similarly to the proposed new brand for the hotel, which data we obtain from a third party, STR. Based on this data, we project the expected revenue for the hotel with the new brand and use hotel industry standards for profit margins, and our own operating history, to calculate potential profits. We then compare the potential profits to the expected capital costs to bring the hotel into compliance with the standards of the proposed new brand to calculate a return on investment, which we use to determine whether it is in our shareholders’ interests to undertake the re-branding project. Examples of our deployment of this strategy can be found in the repositioning of the previously independent Hotel Adagio San Francisco to become part of the Marriott Autograph Collection in 2013, and the conversions of our former W New Orleans to the Le Meridien brand and our former Holiday Inn New York City Midtown – 31st Street to the Hyatt brand in 2014. Likewise, we continually evaluate the performance of the third parties managing each of our hotels and evaluate whether a hotel might perform better under different managerial control. In this regard, we review the operating performance of the hotel and compare that with its local competitive set and industry standards, as well as our experience in our dealings with the 10 management companies currently operating our hotels. We will pursue a change in a hotel’s management company when we determine the benefits of a change outweigh the costs.
Selectively expand our hotel portfolio through new investments. We may continue our efforts to grow our business by acquiring additional hotels that meet our qualitative and quantitative investment criteria, which may change depending upon our assessment of, among other things, our cost of capital, liquidity, and expectations regarding future lodging industry fundamentals and macroeconomic conditions. We have and will continue to focus our efforts on upper-upscale hotels operating under national franchise brands located in the top 25 U.S. Metropolitan Statistical Areas, in close proximity to major market demand generators that are attractive to business travelers. Our team may continue to target acquisitions that we believe would strengthen the overall quality of our hotel portfolio and further diversify the portfolio by market, customer type and brand. While we anticipate that we would continue to focus on acquiring hotels that are proven leaders in market share, setting the rates in the market and providing superior meeting space, services or amenities, and in good physical condition, we may be opportunistic in evaluating acquisition opportunities that might involve near-term renovations, re-branding or management changes under the methods described above. From a financial perspective, we expect to be conservative in our underwriting of the potential returns on investment when evaluating any new acquisition opportunities, which we believe is prudent given the cyclical nature of the lodging industry, and the lack of certainty as to the duration of any growth period.
Evaluate opportunities to redeploy capital. We regularly review the hotels in our portfolio to ensure that they continue to meet our investment criteria. If we were to conclude that a hotel’s value has been maximized, or that it no longer fits within our financial or strategic criteria, we may seek to sell the hotel and plan to use the proceeds, net of any retirement of related debt, to supplement our capital for use in future investments in our existing or new hotels or to reduce the Trust's overall leverage. In accordance with this strategy, we sold the Courtyard Anaheim at Disneyland Resort, an upscale hotel located in a market with a significant increase in lodging supply expected, for $32.5 million in 2014 and used the net proceeds to partially fund the subsequent acquisition of the JW Marriott San Francisco Union Square, a high-quality hotel located in the favorable San Francisco market, for a purchase price of $147.2 million in 2014.
Maintain our conservative capital structure to preserve financial flexibility. Since our IPO in 2010, we have maintained discipline in targeting an overall debt level not to exceed 40% of the aggregate value of all of our hotels (as calculated in accordance with our revolving credit facility). At the same time, we have secured long-term, low interest rate financing on favorable terms. We believe our strong balance sheet offers us the dual benefit of the ability to move rapidly to capitalize on favorable investment opportunities, as well as to maintain or increase the level of dividends we pay our shareholders over time.
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
Franchise agreements
Of our 22 current hotels, 12 operate pursuant to franchise agreements with hotel brand companies and 10 operate pursuant to management agreements with hotel brand companies that allow them to operate under their respective brands. Under the 12 franchise agreements, we generally pay a royalty fee ranging from 3% to 6% of room revenues and up to 3% of food and beverage revenues, plus additional fees for marketing, central reservation systems, and other franchisor costs that amount to between 1% and 5% of room revenues. The terms of our franchise agreements generally range from 10 to 20 years initially, with certain extension and renewal periods. The franchise agreements specify certain management, operational, recordkeeping, accounting, reporting and marketing standards and procedures with which we must comply. The agreements also obligate us to comply with the franchisor’s standards and requirements with respect to training of operational personnel, safety, maintaining specified insurance, the types of services and products ancillary to guest room services that may be provided by us, display of signs, and the type, quality and age of FF&E included in guest rooms, lobbies and other common areas. In addition, certain franchise agreements impose conditions with respect to (1) levels of mortgage loan financing and (2) conveyances of the hotel or any direct or indirect interest therein to third parties.
TRS lease agreements
Our TRS lease agreements are inter-company agreements between our property-owning subsidiaries and our TRS lessees. These agreements generally contain customary terms for third-party lease agreements, including customary terms regarding lease payments and other expenses.
Tax Status
We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we currently distribute at least 90% of our REIT taxable income (determined before the deduction for dividends paid and excluding any net capital gains) to our shareholders. We believe that we have operated and it is our current intention to continue to operate in satisfaction of these requirements and to meet the qualifications for taxation as a REIT. As a REIT, we generally will not be subject to federal income tax on that portion of our taxable income that is currently distributed to shareholders. If we fail to qualify for taxation as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and to federal income and excise taxes on our undistributed taxable income. In addition, taxable income from activities conducted by our TRSs are subject to federal and state income taxes.

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
The hotel industry is highly competitive. Our hotels compete with other hotels and, to a lesser extent, lodging alternatives (e.g., Airbnb, HomeAway and VRBO) for guests in each market in which we operate. Competitive advantage is based on a number of factors, including location, convenience, brand affiliation, room rates, range of services and guest amenities or accommodations offered, and quality of customer service. Competition is often specific to the individual market in which a hotel is located and includes competition from existing and new hotels operated under brands in the relevant segments. Increased competition could harm our occupancy, ADR and RevPAR, or may require us to provide additional amenities or make capital improvements that we otherwise would not have to make, which may reduce our profitability.
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
Independent environmental consultants have conducted Phase I environmental site assessments on all of the properties in our portfolio and we intend to conduct Phase I environmental site assessments on any properties we may acquire in the future. Phase I site assessments are intended to discover and evaluate information regarding the environmental condition of the surveyed property and surrounding properties. These assessments do not generally include soil samplings, subsurface investigations or an asbestos survey. None of the existing Phase I site assessments revealed any past or present environmental condition that we believe would have a material adverse effect on our business, assets or results of operations. However, the assessments may have failed to reveal all environmental conditions, liabilities or compliance concerns. Material environmental conditions, liabilities or compliance concerns may have arisen after the review was completed or may arise in the future; and future laws, ordinances or regulations may impose material additional environmental liability.
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
Employees
As of February 12, 2016, we had 12 employees. All persons employed in the day to day operations of our hotels are employees of the management companies engaged by our TRS lessees to operate such hotels.
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
The performance of the lodging industry has historically been closely linked to the performance of the general economy and, specifically, growth in U.S. GDP. Fluctuations in lodging demand and, therefore, operating performance, are caused largely by changing general economic and local market conditions, which subsequently affect levels of business and leisure travel. The global economic downturn from late 2007 through 2009 led to a significant decline in demand for products and services provided by the lodging industry, lowered occupancy levels and significantly reduced room rates. Demand for products and services provided by the lodging industry generally trails improvement in economic conditions, but since 2010 and through 2015, the lodging industry has recovered faster and stronger than the U.S. economy generally, with industry-wide RevPAR increasing 47.9% over that period as reported by STR. There can be no assurance of either any further increase in demand for hotel rooms from current levels or of the timing or extent of any such demand growth. If demand weakens, our operating results and profitability, and the value of our hotels, could be adversely affected. Contraction of the U.S. economy, if experienced, would likely have an adverse impact on our revenues and negatively affect our profitability.
In addition to general economic conditions, new hotel room supply is an important factor that can affect the lodging industry’s performance and overbuilding has the potential to further exacerbate the negative impact of an economic downturn. Room rates and occupancy, and thus RevPAR, tend to increase when demand growth exceeds supply growth. Although we believe that lodging demand growth will continue to exceed lodging supply growth in 2016, no assurances can be made. A reduction or slowdown in growth of lodging demand or increased growth in lodging supply could result in returns that are substantially below expectations or result in losses, which could have a material adverse effect on our business, financial condition, results of operations and the amount of cash available for distributions to our shareholders.
We may not be able to successfully grow our business or generate sufficient operating cash flows to sustain or increase distributions to our shareholders.
Our ability to grow our business and sustain or increase distributions to our shareholders depends on many factors, including the financial performance of our hotels, the availability of additional attractive acquisition opportunities that satisfy our investment strategies, and our success in identifying and consummating the acquisitions on favorable terms. We compete for investment opportunities with other entities, some of which have substantially greater financial resources than we do. This competition may limit the number of suitable investment opportunities offered to us or have the effect of increasing the bargaining power of hotel owners seeking to sell hotels, making it more difficult for us to acquire new hotels on attractive terms or at all. Our ability to commit to purchase specific properties will depend, in part, on the amount of our available cash and financial resources at a given time. We cannot assure you that we will be able to acquire hotels with attractive returns or will not seek hotels with greater risk to obtain the same level of returns. Furthermore, there can be no assurance that our current hotels will continue to generate sufficient operating cash flows to pay our operating expenses and enable us to sustain or increase the amount or rate of distributions we make to our shareholders.
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
We depend on the efforts and expertise of our president and chief executive officer, our executive vice president and chief financial officer, and our executive vice president and chief operating officer to manage our day to day operations and strategic business direction. The loss of their services, and our inability to find suitable replacements, could have an adverse effect on our operations.
Our returns could be negatively impacted if our third-party hotel managers do not manage our hotels in our best interests.
Since U.S. federal income tax laws restrict REITs and their subsidiaries from operating or managing a hotel, we do not operate or manage our hotels. Instead, we lease all of our hotels to our TRSs and our TRSs retain third-party managers to operate our hotels pursuant to management agreements. Our cash flow from the hotels may be adversely affected if our managers fail to provide quality services and amenities or if they, our hotel brand companies, or their respective affiliates fail to maintain a quality brand name. In addition, our hotel managers or their affiliates may manage, and in some cases may own, may have invested in or may have provided credit support or operating guarantees to hotels that compete with our hotels, any of which could result in conflicts of interest. As a result, our hotel managers may make decisions regarding competing lodging facilities that are not in our best interests.
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
All of our hotels operate under licensed brands, either through management or franchise agreements with hotel brand companies that permit us to do so, and we anticipate that some of the hotels we acquire in the future also will operate under licensed brands. We are therefore subject to the risks inherent in concentrating our hotels in several licensed brands. These risks include reductions in business following negative publicity related to one of our licensed brands or arising from or after a dispute with a hotel brand company. The future consolidation of two or more of our hotel brand companies may further exacerbate these risks and cause our financial condition and results of operations to be even more dependent on the success and reputation of a limited number of hotel brands.
The maintenance of the brand licenses for our hotels is subject to the hotel brand companies’ operating standards and other terms and conditions. Hotel brand companies periodically inspect our hotels to ensure that we and our lessees and hotel managers follow their standards. Failure by us, our TRSs, or one of our hotel managers to maintain these standards or other terms and conditions could result in a brand license being terminated. If a brand license terminates due to our failure to make required improvements or to otherwise comply with its terms, we may also be liable to the hotel brand company for a termination payment, which will vary by hotel brand company and by hotel. As a condition of our continued holding of a brand license, a hotel brand company could also possibly require us to make capital expenditures, even if we do not believe the capital improvements are necessary or desirable or will result in an acceptable return on our investment. Nonetheless, we may risk losing a brand license if we do not make hotel brand company-required capital expenditures.
If a hotel brand company terminates the brand license, we may try either to obtain a suitable replacement brand or to operate the hotel without a brand license. The future consolidation of hotel brand companies may further hinder our ability to find a suitable replacement brand by reducing the number of available alternatives. The loss of a brand license could materially and adversely affect the operations or the underlying value of the hotel because of the loss of associated name recognition, marketing support and centralized reservation systems provided by the hotel brand company. A loss of a brand license for one or more hotels could materially and adversely affect our revenues. This loss of revenues could, therefore, also adversely affect our financial condition, results of operations and cash available for distributions to our shareholders.

Our business may be adversely affected by consolidation in the lodging industry.
Consolidation among hotel brand companies or other participants in the lodging industry may increase the negotiating leverage of the resulting companies, which might result in us incurring increased franchise or management fees. Our hotels operate under multiple licensed brands, each of which offers differing guest amenities and customer loyalty programs. To the extent that consolidation among hotel brand companies adversely affects the loyalty reward program offered by one or more of our hotels, customer loyalty to those hotels may suffer and demand for guestrooms may decrease. Furthermore, because each hotel brand company relies on its own network of reservation systems, hotel management systems and customer databases, the integration of two or more networks may result in a disruption to operations of these systems, such as disruptions in processing guest reservations, delayed bookings or sales, or lost guest reservations, which could adversely affect our financial condition, results of operations and cash available for distributions to our shareholders.
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
Among the factors which could adversely affect our results of operations and our distributions to shareholders is the failure of our TRSs to make required rent payments because of reduced net operating profits or operating losses, or increased debt service requirements and capital expenditures at our hotels, including capital expenditures required by the hotel brand companies. Among the factors which could reduce the net operating profits of our TRSs are decreases in hotel revenues and increases in hotel operating expenses. Hotel revenue can decrease for a number of reasons, including increased competition from a new supply of hotel rooms and decreased demand for hotel rooms. These factors can reduce both occupancy and room rates at our hotels.
We lease all of our hotels to our TRSs, and our TRSs are subject to hotel operating risks, including risks of sustaining operating losses after payment of hotel operating expenses, including management fees. These risks can adversely affect the net operating profits of our TRSs, our operating expenses, and the amount of cash available for distribution to our shareholders.
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

•	impose concentration limitations on the value and other characteristics of hotels comprising the borrowing base of the revolving credit facility; and

•	limit our ability to engage in a change in control transaction without causing the amounts outstanding under the revolving credit facility to become immediately due and payable.
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

Certain of our existing mortgage loan agreements contain “cash trap” provisions that could limit our ability to make distributions to our shareholders.
Certain of our mortgage loan agreements contain cash trap provisions that may be triggered if the performance of the affected hotel or hotels declines. If the provisions in one or more of these mortgage loan agreements were triggered, substantially all of the cash flow generated by the hotel or hotels affected would be deposited into cash management accounts for the benefit of the lenders until the affected hotel or hotels' performance improved to the levels required in the mortgage loan agreements. If triggered, the lenders would use the cash in the cash management accounts to fund certain items, including debt service, deposits into reserves held in escrow for normal replacement of FF&E, property improvement plans, real estate taxes, and insurance, and hotel operating expenses. As a result, if triggered, these cash trap provisions could affect our liquidity and our ability to make distributions to our shareholders.
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
We and our hotel managers rely on technology in our operations and failures, inadequacies, interruptions, security breaches or cyber-attacks affecting our service could harm our business.
The execution of our business strategy is heavily dependent on the use of technologies and systems, including the Internet, to access, store, transmit, deliver and manage information and processes. Although we believe we have taken commercially reasonable steps to protect the security of our systems, there can be no assurance that such security measures will prevent failures, inadequacies or interruptions in system services, or that system security will not be breached through physical or electronic break-ins, computer viruses and attacks by hackers. Disruptions in service, system shutdowns and security breaches could have a material adverse effect on our business.
Similarly, our third-party hotel managers are dependent on information technology networks and systems, including the Internet, to access, store, transmit, deliver and manage proprietary and customer information. These complex networks include reservation systems, hotel management systems, customer databases, call centers, administrative systems, and third-party vendor systems. These systems require the collection and retention of large volumes of personally identifiable information of hotel guests, including credit card numbers. Our hotel managers may store and process such proprietary and customer information both on systems located at the hotels we own and other hotels operated by our third-party managers, their corporate locations and at third-party owned facilities, including for example, in a third-party hosted cloud environment. These information networks and systems can be vulnerable to threats such as system, network or Internet failures; computer hacking or business disruption; cyber-terrorism; viruses, worms or other malicious software programs; and employee error, negligence or fraud. The risks from these cyber threats are significant. We rely on the security systems of our hotel managers to protect proprietary and customer information from these threats. Any compromise of our hotel managers’ networks could result in a disruption to operations, such as disruptions in fulfilling guest reservations, delayed bookings or sales, or lost guest reservations. Any of these events could, in turn, result in disruption of the operations of the hotels we own, in increased costs and in potential litigation and liability. In addition, public disclosure, or loss of customer or proprietary information could result in damage to the hotel manager’s reputation and a loss of confidence among hotel guests and result in reputational harm for the hotels owned by us and managed by them, which may have a material adverse effect on our business.
Our ability to sustain the amount of distributions we make to our shareholders may be affected by various operating risks common to the lodging industry.
Our hotels are subject to various operating risks common to the lodging industry, many of which are beyond our control, including the following:

•	competition from other hotels and lodging alternatives, including Airbnb, HomeAway and VRBO, in our markets;

•	development of new hotels in our markets, which could adversely affect occupancy and revenues at the hotels we currently own or may acquire;

•	dependence on business and commercial travelers and tourism;

•	consolidation in the lodging industry;

•	increases in energy costs and other expenses affecting travel, which may affect travel patterns and reduce the number of business and commercial travelers and tourists;

•	increases in operating costs due to inflation and other factors that may not be offset by increased room rates;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances that may increase our costs of compliance with laws and regulations, fiscal policies and ordinances;

•	adverse effects of international, national, regional and local economic and market conditions;

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
Environmental matters
Our hotels are subject to various federal, state and local environmental laws. Although we have taken and will take commercially reasonable steps to assess the condition of our properties, there may be unknown environmental problems associated with our properties and we could become subject to strict, joint and several liability for any such contamination by virtue of our ownership interest. Under these environmental laws, courts and government agencies have the authority to require us, as the owner of a contaminated property, to clean up the property, even if we did not know of or were not responsible for the contamination. These laws also apply to persons who owned a property at the time it became contaminated. In addition to the costs of cleanup, environmental contamination can affect the value of a property and, therefore, an owner’s ability to borrow funds using the property as collateral or to sell the property. Under the environmental laws, courts and government agencies also have the authority to require that a person who sent waste to a waste disposal facility, such as a landfill or an incinerator, pay for the cleanup of that facility if it becomes contaminated and threatens human health or the environment. A person that arranges for the disposal, transport for disposal, or treatment of a hazardous substance at a property owned by another may be liable for the costs of removal or remediation of hazardous substances released into the environment at that property.
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
To qualify as a REIT, we are required to satisfy several asset and income tests. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, there can be no assurance that the U.S. Internal Revenue Service (the “IRS”) will not contend that our hotel leases, interests in subsidiaries, or interests in securities of other issuers will not cause a violation of the REIT requirements.
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
One of the requirements for us to qualify as a REIT is that we are required to satisfy two gross income tests, pursuant to which specified percentages of our gross income must be passive income, such as rent. For the rent paid pursuant to the hotel leases with our TRSs, which constitutes substantially all of our gross income, to qualify for purposes of the gross income tests, the leases must be respected as true leases for U.S. federal income tax purposes and must not be treated as service contracts, joint ventures or some other type of arrangement. We attempt to structure our leases so that the leases will be respected as true leases for U.S. federal income tax purposes, but there can be no assurance that the IRS will agree with this characterization. If the leases are not respected as true leases for U.S. federal income tax purposes, we will not be able to satisfy either of the two gross income tests applicable to REITs and likely would lose our REIT qualification for U.S. federal income tax purposes.
If our TRSs fail to qualify as a “taxable REIT subsidiary” under the Internal Revenue Code, we would fail to qualify as a REIT.
Rent paid by a lessee that is a “related party tenant” of ours is not qualifying income for purposes of the two gross income tests applicable to REITs. We lease all of our hotels to our TRSs. So long as any TRS lessee qualifies as a TRS, it will not be treated as a “related party tenant” with respect to our hotels that are managed by a qualifying independent hotel management company. We believe that each of our TRSs qualify to be treated as a TRS for U.S. federal income tax purposes, but there can be no assurance that the IRS will not challenge the status of our TRSs for U.S. federal income tax purposes or that a court would not sustain such a challenge. If the IRS were successful in disqualifying each of our TRSs from treatment as a TRS, it is possible that we would fail to meet the asset tests applicable to REITs and substantially all of our income would fail to qualify for the gross income tests. If we failed to meet either the asset or gross income tests, we would likely lose our REIT qualification for U.S. federal income tax purposes.
If our hotel managers do not qualify as “eligible independent contractors,” or if our hotels are not “qualified lodging facilities,” we will fail to qualify as a REIT.
Each hotel with respect to which our TRS lessees pay rent must be a “qualified lodging facility.” A “qualified lodging facility” is a hotel, motel, or other establishment more than one-half of the dwelling units in which are used on a transient basis, including customary amenities and facilities, provided that no wagering activities are conducted at or in connection with such facility by any person who is engaged in the business of accepting wagers and who is legally authorized to engage in such business at or in connection with such facility. We believe that all of the hotels leased to our TRSs are qualified lodging facilities. Although we intend to monitor future acquisitions and improvements of hotels, the REIT provisions of the Internal Revenue Code provide only limited guidance for making determinations under the requirements for qualified lodging facilities, and there can be no assurance that these requirements will be satisfied in all cases.
If our hotel managers do not qualify as “eligible independent contractors,” we will likely fail to qualify as a REIT for U.S. federal income tax purposes. Each of the hotel management companies that enters into a management contract with one of our TRSs must qualify as an “eligible independent contractor” under the REIT rules in order for the rent paid to us by our TRSs to be qualifying income for our REIT income test requirements. Among other requirements, in order to qualify as an eligible independent contractor, a hotel manager must not own more than 35% of our outstanding shares (by value) and no person or group of persons can own more than 35% of our outstanding shares and the ownership interests of the hotel manager, taking into account only owners of more than 5% of our shares and, with respect to ownership interests in such hotel managers that are publicly traded, only holders of more than 5% of such ownership interests. Complex ownership attribution rules apply for purposes of these 35% thresholds. Although we monitor ownership of our shares by our hotel managers and their owners, and certain provisions of our declaration of trust are designed to prevent ownership of our shares in violation of these rules, there can be no assurance that these ownership levels will not be exceeded.
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
Authority to issue shares of beneficial interest
Our declaration of trust authorizes our board of trustees to issue up to 400,000,000 common shares and up to 100,000,000 preferred shares without approval of our shareholders. The board’s authority to issue additional shares and to determine the rights of any series of preferred shares without shareholder approval could be used as an anti-takeover defense. For example, our board could create a new series of preferred shares with special voting, conversion, or control rights that could make a takeover more difficult. Accordingly, issuances of additional shares may have the effect of delaying or preventing a change in control of the Trust, including transactions at a premium over the then-prevailing market price of our common shares, even if shareholders believe that a change of control is in their interest.
Certain provisions of Maryland law could inhibit changes in control
Certain provisions of Maryland law may have the effect of deterring a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide the holders of our common shares with the opportunity to realize a premium over the then-prevailing market price of our common shares. The “business combination” provisions of Maryland law generally prohibit certain business combinations (including a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities) between us and an “interested shareholder” (defined generally as any person who beneficially owns 10% or more of our then outstanding voting shares or an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of our then outstanding voting shares) or an affiliate thereof for five years after the most recent date on which the shareholder becomes an interested shareholder. After the five-year prohibition, any business combination between us and an interested shareholder generally must be recommended by our board of trustees and approved by the affirmative vote of at least (1) 80% of the votes entitled to be cast by holders of our outstanding voting shares; and (2) two-thirds of the votes entitled to be cast by holders of our outstanding voting shares of other than shares held by the interested shareholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested shareholder. These super-majority vote requirements do not apply if our common shareholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested shareholder for its shares. These provisions of Maryland law do not apply, however, to business combinations that are approved or exempted by a board of trustees prior to the time that the interested shareholder becomes an interested shareholder. Pursuant to the statute, our board of trustees has by resolution exempted business combinations between us and any other person, provided that such business combination is first approved by our board of trustees (including a majority of our trustees who are not affiliates or associates of such person), and such resolution may not be repealed, amended or altered without the approval by the shareholders of the Trust. Further, under our declaration of trust, a trustee may be removed at any time, but only with cause, at a meeting of the shareholders by the affirmative vote of the holders of not less than two-thirds of the shares then outstanding and entitled to vote generally in the election of trustees.
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
The “unsolicited takeover” provisions of Maryland law permit our board of trustees, without shareholder approval and regardless of what is currently provided in our declaration of trust or bylaws, to implement takeover defenses, some of which (for example, a classified board of trustees) we do not yet have. These provisions may have the effect of inhibiting a third party from making an acquisition proposal for us or of delaying, deferring or preventing a change in control of us under the circumstances that otherwise could provide the holders of our common shares with the opportunity to realize a premium over the then current market price. Our board has resolved to opt out of the “unsolicited takeover” provisions of Maryland law, and that resolution may not be repealed absent the approval by the shareholders of the Trust; however, there can be no assurance that the resolution adopted by the board will not be amended or eliminated at some time in the future.
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
Our ownership of our TRSs will be limited and our transactions with our TRSs will cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on arm’s-length terms.
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
Our TRSs will pay U.S. federal income tax and applicable state and local income tax on its taxable income, and its after-tax net income will be available for distribution to us but is not required to be distributed by such TRSs to us. We believe that the aggregate value of the stock and securities of our TRSs have been and will be less than 25% of the value of our total assets (including our TRSs’ stock and securities). Furthermore, we monitor the value of our investments in our TRSs for the purpose of ensuring compliance with TRS ownership limitations. There can be no assurance, however, that we will be able to comply with the 25% limitation discussed above.
Rents paid to us by our TRSs may not be based on net income or profits to qualify as “rents from real property.” We receive “percentage rents” calculated based on gross revenues of the hotels subject to leases to our TRSs - not on net income or profits. We believe our rents reflect normal business practices in this regard but there can be no assurance the IRS will agree.
If the IRS determines that the rents charged under our leases with our TRSs are excessive, their deductibility may be challenged at the TRS level, and we could be subject to a 100% excise tax on “re-determined rent” or “re-determined deductions” to the extent rents exceed an arm’s length amount. We believe our rents reflect normal business practices in this regard but there can be no assurance the IRS will agree.

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
The REIT provisions of the Internal Revenue Code substantially limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets does not constitute “gross income” for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because the TRSs would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses generated by our TRSs will generally not provide any tax benefit, except for being carried forward against future taxable income generated by those TRSs.
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
Our board of trustees determines our major corporate policies, including our acquisition, disposition, financing, growth, operations and distribution policies. Our board may amend or revise these and other policies from time to time without the vote or consent of our shareholders.
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
Our share repurchase program could affect the price of our common shares and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our common shares.
In September 2015, we announced that our board of trustees authorized the repurchase of up to $100.0 million of our outstanding common shares. Under the share repurchase program, we are authorized to repurchase, from time-to-time, our outstanding common shares on the open market or in privately negotiated transactions in the U.S. The timing and amount of share repurchases will be determined based upon our evaluation of market conditions and other factors. The share repurchase program may be suspended, modified or discontinued at any time, and we have no obligation to repurchase any amount of our common shares under the program. Repurchases pursuant to our share repurchase program could affect our share price and increase the volatility of the trading of our common shares. The existence of a share repurchase program could also cause our share price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our shares. There can be no assurance that any share repurchases will enhance shareholder value because the market price of our common shares may decline below the levels at which we repurchased shares of common shares. Although our share repurchase program is intended to enhance long-term shareholder value, short-term share price fluctuations could reduce the program’s effectiveness.

Holders of our outstanding series A preferred shares have dividend, liquidation and other rights that are senior to the rights of the holders of our common shares.

As of December 31, 2015, 5,000,000 of our series A preferred shares were issued and outstanding. Holders of our outstanding series A preferred shares are entitled to cumulative dividends before any dividends may be declared or set aside on our common shares. Upon our voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of our common shares, holders of our series A preferred shares are entitled to receive a liquidation preference of $25.00 per share plus any accrued and unpaid distributions. This will reduce the remaining amount of our assets, if any, available to distribute to holders of our common shares. In addition, holders of our series A preferred shares have the right to elect two additional trustees to our board of trustees whenever dividends are in arrears in an aggregate amount equivalent to six or more quarterly dividends, whether or not consecutive.

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

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
As of February 12, 2016, we owned the following 22 hotels:

Hotel		Number of Rooms	Location
1	Hyatt Regency Boston	502	Boston, MA
2	Hilton Checkers Los Angeles	193	Los Angeles, CA
3	Boston Marriott Newton	430	Newton, MA
4	Le Meridien San Francisco	360	San Francisco, CA
5	Homewood Suites Seattle Convention Center	195	Seattle, WA
6	W Chicago – City Center	403	Chicago, IL
7	Hotel Indigo San Diego Gaslamp Quarter	210	San Diego, CA
8	Courtyard Washington Capitol Hill/Navy Yard	204	Washington, DC
9	Hotel Adagio San Francisco, Autograph Collection	171	San Francisco, CA
10	Denver Marriott City Center	613	Denver, CO
11	Hyatt Herald Square New York	122	New York, NY
12	W Chicago – Lakeshore	520	Chicago, IL
13	Hyatt Regency Mission Bay Spa and Marina	429	San Diego, CA
14	The Hotel Minneapolis, Autograph Collection	222	Minneapolis, MN
15	Hyatt Place New York Midtown South	185	New York, NY
16	W New Orleans – French Quarter	97	New Orleans, LA
17	Le Meridien New Orleans	410	New Orleans, LA
18	Hyatt Fisherman's Wharf	316	San Francisco, CA
19	Hyatt Santa Barbara	205	Santa Barbara, CA
20	JW Marriott San Francisco Union Square	337	San Francisco, CA
21	Royal Palm South Beach Miami, a Tribute Portfolio Resort	393	Miami Beach, FL
22	Ace Hotel and Theater Downtown Los Angeles	182	Los Angeles, CA
	Total number of rooms	6,699

In addition, we lease our headquarters office space located in Annapolis, Maryland.

Item 3.	Legal Proceedings
We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common shares trade on the New York Stock Exchange (the "NYSE") under the symbol “CHSP”. The closing price of our common shares on the NYSE on December 31, 2015 was $25.16 per share. The following table sets forth, for the periods indicated, the high and low sales prices as reported on the NYSE and dividends declared per common share:

	Price Range		Dividends Declared
	High	Low
2015
First quarter	$39.05	$31.51	$0.35
Second quarter	$34.12	$29.80	$0.35
Third quarter	$32.61	$25.79	$0.40
Fourth quarter	$29.91	$25.13	$0.40
2014
First quarter	$26.71	$23.31	$0.30
Second quarter	$31.07	$25.16	$0.30
Third quarter	$31.03	$28.79	$0.30
Fourth quarter	$38.15	$28.15	$0.30

Shareholder Information
As of February 12, 2016, there were 19 registered holders of record of our common shares. This figure does not include beneficial owners who hold shares in nominee form.
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

The following characterizes distributions paid per share for the years ended December 31, 2015 and 2014:

	2015		2014
	$	%	$	%
Common shares:
Ordinary income	$1.292828	92.34%	$1.134553	97.81%
Return of capital	0.107172	7.66%	0.025447	2.19%
Capital gain distribution	—	—	—	—
	$1.400000	100.00%	$1.160000	100.00%

Preferred shares:
Ordinary income	$1.937500	100.00%	$1.937500	100.00%
Return of capital	—	—	—	—
Capital gain distribution	—	—	—	—
	$1.937500	100.00%	$1.937500	100.00%

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
The amount of cash available for distributions to our shareholders depends upon our receipt of distributions from our operating partnership, which may depend upon receipt of lease payments from our TRSs, and, in turn, upon the management of our hotels by the various managers our TRSs have engaged to operate our hotels. In addition to the factors outlined above, the per share amounts of future distributions will depend on the number of our common and preferred shares outstanding from time to time.
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
Issuer Purchases of Equity Securities
The following table provides information about our purchase of our common shares during the three months ended December 31, 2015 (in thousands, except share and per share data):

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 1, 2015—October 31, 2015	1,396	$28.84	—	$100,000
November 1, 2015—November 30, 2015	—	$—	—	$100,000
December 1, 2015—December 31, 2015	1,912	$25.43	—	$100,000
	3,308	$26.87	—

(1)
We provide employees, who have been issued restricted common shares, the option of selling shares to us to satisfy the minimum statutory tax withholding requirements on the date their shares vest. The common shares repurchased during the three months ended December 31, 2015 related to such repurchases.

(2)
On September 29, 2015, our board of trustees authorized a share repurchase program pursuant to which we may acquire up to $100.0 million of our common shares. The repurchase program expires in September 2018, but may be suspended or discontinued at any time, and does not obligate us to acquire any particular amount of our shares. As of December 31, 2015, we have not repurchased any common shares under the share repurchase program.

Item 6.	Selected Financial Data
We were organized in the state of Maryland in June 2009 and completed our IPO in January 2010. We own 22 hotels as of the date of this filing with aggregate purchase prices of $2.0 billion. The following table includes selected historical data and financial information and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto, both included elsewhere in this Form 10-K (in thousands, except hotel, share and per share data).

	As of December 31,
	2015	2014	2013	2012	2011
Hotel Portfolio Data:
Number of hotels	22	20	20	15	12
Number of hotel rooms	6,699	6,116	5,932	4,727	3,556

Balance Sheet Data:
Cash and cash equivalents	$50,544	$29,326	$28,713	$33,194	$20,960
Restricted cash	40,361	43,387	34,235	23,460	15,034
Investments in hotels, net	1,963,358	1,617,419	1,461,220	1,147,104	919,206
Total assets	2,094,259	1,719,935	1,554,158	1,232,828	971,138
Long-term debt	776,241	551,723	531,771	405,208	407,736
Total shareholders’ equity	1,209,557	1,081,982	946,557	766,808	520,129

	Year Ended December 31,
	2015	2014	2013	2012	2011
Statement of Operations Data:
Revenues	$582,624	$477,980	$420,177	$278,276	$172,191
Hotel operating expenses, excluding depreciation and amortization	391,502	324,882	284,963	185,842	116,127
Corporate general and administrative	18,046	15,557	13,125	11,297	9,996
Hotel acquisition costs	854	3,622	4,222	2,994	5,081
Net income	67,508	60,954	45,318	27,177	9,036
Net income available per common share:
Basic	1.00	1.01	0.75	0.66	0.30
Diluted	0.99	1.00	0.75	0.66	0.30
Cash dividends declared per common share	1.50	1.20	1.00	0.88	0.80
Weighted-average common shares outstanding:
Basic	57,474,256	50,488,007	47,295,089	34,048,752	29,413,841
Diluted	57,926,399	50,890,861	47,295,089	34,048,752	29,413,841

Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	151,713	119,634	99,962	67,737	36,708
Investing activities	(289,005)	(209,816)	(361,558)	(270,459)	(491,991)
Financing activities	158,510	90,795	257,115	214,956	465,692

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Executive Summary
Our hotel portfolio continued its solid performance during 2015 as the U.S. lodging industry experienced improving fundamentals for the sixth consecutive year since the economic recession of 2008-2009. We remained active in improving the quality of our hotel portfolio by acquiring the Royal Palm South Beach Miami, a Tribute Portfolio Resort, our largest acquisition to date and our first in the Miami market, and the Ace Hotel and Theater Downtown Los Angeles for aggregate purchase prices of $381.0 million. We were able to partially fund the two acquisitions by completing a common share offering, which generated net proceeds of $153.7 million, and by obtaining a $125.0 million term loan during the year. In addition, we completed during the year guestroom renovations at the Hyatt Regency Boston, the Le Meridien San Francisco, and the Hyatt Fisherman’s Wharf. We believe these three newly renovated hotels will help generate outsized growth for our hotel portfolio in 2016 and beyond as a result of their enhanced competitive positioning and quality. We also strengthened our balance sheet in 2015 by amending our revolving credit facility, taking advantage of the attractive interest rate environment, extending our debt maturities, and converting from a secured to an unsecured revolving credit facility.
Our hotel portfolio performed well in 2015 with RevPAR growth of 5.7% as compared to 2014, driven by an increase in ADR of 3.3% and an increase in occupancy of 1.9 percentage points. We generated growth in Adjusted Hotel EBITDA of 9.6% and growth in Adjusted Hotel EBITDA Margin of 130 basis points as compared to 2014. Our hotel portfolio was impacted in 2015 by the previously mentioned guestroom renovations that were ongoing at three of our larger hotels during the first half of the year, which led to our hotel portfolio underperforming the 6.3% increase in RevPAR for the overall U.S. lodging industry, as reported by STR. However, we continued to see solid performance during the year by our hotels located in many of our geographic markets, including San Francisco, Boston, Chicago, Seattle, San Diego, Los Angeles, Washington, DC and Denver. With our high levels of occupancy, our hotel managers were able to exercise pricing power and increase ADR which led to increased hotel profitability.
Despite the turmoil we are currently experiencing in the financial markets which began in late 2015, we have seen positive operating trends for our hotel portfolio in 2016 through the date of this filing and we continue to expect those trends to remain positive for the remainder of the year as a result of generally favorable hotel supply and demand fundamentals in our geographic markets, our asset management initiatives, and the quality and positioning of our hotels resulting from the completion of numerous repositionings and renovations over the last several years.

Results of Operations
Comparison of years ended December 31, 2015 and 2014
Results of operations for the year ended December 31, 2015 include the operating activity of 20 hotels for the full year and two hotels for part of the year, whereas the results of operations for the year ended December 31, 2014 include the operating activity of 19 hotels for the full year and two hotels for part of the year. We use the term “comparable hotel portfolio” to refer to those hotels owned for the entirety of the two periods being compared and the term “non-comparable hotel portfolio” to refer to those hotels either acquired or sold in either of the two periods being compared. The comparable hotel portfolio for the years ended December 31, 2015 and 2014 includes 19 of the 22 hotels owned as of December 31, 2015.
Revenues—Total revenue for the year ended December 31, 2015 was $582.6 million, of which $485.8 million was contributed by the comparable hotel portfolio and $96.8 million was contributed by the non-comparable hotel portfolio. Total revenue for the year ended December 31, 2014 was $478.0 million, of which $461.6 million was contributed by the comparable hotel portfolio and $16.4 million was contributed by the non-comparable hotel portfolio. The increase in total revenue for the comparable hotel portfolio was $24.2 million. We experienced increased demand for rooms from corporate and leisure transient customers, particularly at our hotels located in Boston, Chicago, Denver, San Diego, Seattle, Los Angeles and Washington, DC, and from group customers at our hotels located in Chicago which was driven by a favorable convention calendar during the year ended December 31, 2015 as compared to the year ended December 31, 2014. Even beyond the strong market dynamics of Chicago during the year ended December 31, 2015, the W Chicago – Lakeshore experienced a significant increase in total revenue as a result of the comprehensive renovation that was undergoing during the year ended December 31, 2014. The Le Meridien New Orleans and the Hyatt Herald Square New York also experienced significant increases in total revenue due to the fact that the hotels were undergoing comprehensive renovations during the year ended December 31, 2014. The aforementioned increases in total revenue were offset partially by (1) decreases in total revenue from the Le Meridien San Francisco and the Hyatt Fisherman's Wharf as a result of the two hotels undergoing guestroom renovations during the year ended December 31, 2015, which negatively impacted customer demand at those hotels, (2) a decrease in total revenue from the Hyatt Place New York Midtown South as a result of the New York market experiencing an increase in hotel room supply that was greater than the increase in hotel room demand during the year ended December 31, 2015, and (3) cancellations related to travel disruptions caused by harsher than normal winter weather in early 2015, particularly in Boston.
Hotel operating expenses—Hotel operating expenses, excluding depreciation and amortization, for the year ended December 31, 2015 was $391.5 million, of which $325.3 million was contributed by the comparable hotel portfolio and $66.2 million was contributed by the non-comparable hotel portfolio. Hotel operating expenses, excluding depreciation and amortization, for the year ended December 31, 2014 was $324.9 million, of which $313.7 million was contributed by the comparable hotel portfolio and $11.2 million was contributed by the non-comparable hotel portfolio. The increase in total hotel operating expenses for the comparable hotel portfolio of $11.6 million was primarily a result of the increase in corresponding total revenue for the comparable hotel portfolio offset partially by decreases in total hotel operating expenses at the Le Meridien San Francisco, the Hyatt Fisherman's Wharf, and the Hyatt Place New York Midtown South commensurate with the decreases in total revenue at those hotels during the year ended December 31, 2015. Specifically driving the increase in total hotel operating expenses were rooms expense and the following indirect hotel operating expenses: general and administrative, sales and marketing, franchise fees, management fees, and property taxes. Credit card commissions (included within general and administrative), brand marketing fees (included within sales and marketing), franchise fees and management fees are all variable hotel operating expenses calculated as a percentage of revenue and therefore, increased commensurate with the increase in total revenues. The increase in property taxes related to increases in the assessed values at our hotels located in Chicago, Boston, New Orleans and Washington, DC. The aforementioned increases in total hotel operating expenses were offset partially by the recognition of a $1.2 million loss on impairment of intangible asset during the year ended December 31, 2014 related to the termination of a ground lease associated with the Denver Marriott City Center; no similar expense was incurred during the year ended December 31, 2015.
Depreciation and amortization—Depreciation and amortization expense for the years ended December 31, 2015 and 2014 was $69.7 million and $51.6 million, respectively. The increase in depreciation and amortization expense was primarily attributable to the acquisitions of the JW Marriott San Francisco Union Square in October 2014, the Royal Palm South Beach Miami, a Tribute Portfolio Resort in March 2015 and the Ace Hotel and Theater Downtown Los Angeles in April 2015.
Air rights contract amortization—Air rights contract amortization expense associated with the Hyatt Regency Boston for each of the years ended December 31, 2015 and 2014 was $0.5 million.
Corporate general and administrative—Corporate general and administrative expense for the years ended December 31, 2015 and 2014 was $18.0 million and $15.6 million, respectively. Included in corporate general and administrative expense for the years ended December 31, 2015 and 2014 was $7.6 million and $5.8 million, respectively, of non-cash share-based compensation expense. The increase in corporate general and administrative expense is primarily related to an increase in employee compensation expense, including non-cash share-based compensation expense, and professional services fees.
Hotel acquisition costs—Hotel acquisition costs for the years ended ended December 31, 2015 and 2014 was $0.9 million and $3.6 million, respectively. The decrease in hotel acquisition costs is directly related to higher hotel acquisition costs, specifically transfer taxes, related to the acquisition of the JW Marriott San Francisco Union Square during the year ended December 31, 2014 as compared to the two acquisitions during the year ended December 31, 2015.
Interest expense—Interest expense for the years ended December 31, 2015 and 2014 was $31.9 million and $27.4 million, respectively. The increase is primarily related to the increase in long-term debt outstanding, reflecting the use of debt to partially fund the acquisitions of the JW Marriott San Francisco Union Square in October 2014, the Royal Palm South Beach Miami, a Tribute Portfolio Resort in March 2015, and the Ace Hotel and Theater Downtown Los Angeles in April 2015.
Gain on sale of hotel—Gain on sale of hotel for the year ended December 31, 2014 was $7.0 million and related to the sale of the Courtyard Anaheim at Disneyland Resort on September 30, 2014.
Income tax expense—Income tax expense for the years ended December 31, 2015 and 2014 was $2.6 million and $0.5 million, respectively. Income tax expense is directly related to taxable income generated by our TRSs during the periods.
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

Hotel operating expenses—Hotel operating expenses, excluding depreciation and amortization, for the year ended December 31, 2014 was $324.9 million, of which $246.7 million was contributed by the comparable hotel portfolio and $78.2 million was contributed by the non-comparable hotel portfolio. Hotel operating expenses, excluding depreciation and amortization, for the year ended December 31, 2013 was $285.0 million, of which $236.5 million was contributed by the comparable hotel portfolio and $48.5 million was contributed by the non-comparable hotel portfolio. The increase in total hotel operating expenses for the comparable hotel portfolio of $10.2 million was primarily a result of increases in corresponding total revenue for the comparable hotel portfolio, offset partially by a decrease in total hotel operating expenses at the W Chicago – Lakeshore and the Hyatt Herald Square New York commensurate with the decreases in total revenue due to their respective comprehensive renovations occurring during the year ended December 31, 2014. Specifically driving the increase in total hotel operating expenses were rooms expense and the following indirect hotel operating expenses: general and administrative, sales and marketing, franchise fees, and management fees. Credit card commissions (included within general and administrative), brand marketing fees (included within sales and marketing), franchise fees and management fees are all variable hotel operating expenses calculated as a percentage of revenue and therefore, increased commensurate with the increase in total revenues. Furthermore, a $1.2 million loss on impairment of intangible asset was recognized during the year ended December 31, 2014 related to the termination of a ground lease associated with the Denver Marriott City Center; no similar expense was incurred during the year ended December 31, 2013.
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
Hotel acquisition costs—Hotel acquisition costs for the years ended ended December 31, 2014 and 2013 was $3.6 million and $4.2 million, respectively. The decrease in hotel acquisition costs is a result of one hotel acquisition occurring during the year ended December 31, 2014, as compared to five hotel acquisitions occurring during the year ended December 31, 2013.
Interest expense—Interest expense for the years ended December 31, 2014 and 2013 was $27.4 million and $25.8 million, respectively. The increase in interest expense is directly related to the increase in long-term debt outstanding, reflecting the use of debt to partially fund five acquisitions during 2013 and one hotel acquisition during 2014.
Gain on sale of hotel—Gain on sale of hotel for the year ended December 31, 2014 was $7.0 million and related to the sale of the Courtyard Anaheim at Disneyland Resort on September 30, 2014.
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
Hotel operating results
We assess the operating performance of our hotels irrespective of the hotel owner during the periods compared. We use the term "pro forma" to refer to metrics that include, or comparisons of metrics that are based on, the operating results of hotels under previous ownership for either a portion of or the entire period. Since two of our hotels owned as of December 31, 2015 were acquired during 2015 and another one of our hotels was acquired in October 2014, the key operating metrics below reflect the pro forma operating results for those hotels for all, or a certain period, of the years ended December 31, 2015 and 2014. Included in the following table are comparisons of occupancy, ADR, RevPAR, Adjusted Hotel EBITDA, and Adjusted Hotel EBITDA Margin for the hotel portfolio for the years ended December 31, 2015 and 2014 (in thousands, except for ADR and RevPAR):

	Year Ended December 31,
	2015(1)	2014(1)	Change
Pro forma Occupancy	81.3%	79.4%	190 bps
Pro forma ADR	$228.70	$221.44	3.3%
Pro forma RevPAR	$185.88	$175.87	5.7%

Pro forma Adjusted Hotel EBITDA	$197,393	$180,113	9.6%
Pro forma Adjusted Hotel EBITDA Margin	32.7%	31.4%	130 bps

(1)	Includes results of operations for certain hotels prior to our acquisition.

Pro forma RevPAR increased by 5.7% for the hotel portfolio for the year ended December 31, 2015 as compared to the year ended December 31, 2014. We experienced increased demand for rooms from corporate and leisure transient customers, particularly at our hotels located in San Francisco, Boston, Chicago, Denver, San Diego, Seattle, Los Angeles and Washington, DC, and from group customers at our hotels located in Chicago which was driven by a favorable convention calendar during the year ended December 31, 2015 as compared to the year ended December 31, 2014. The increased demand for rooms combined with high levels of occupancy led to increases in pro forma RevPAR being driven to a greater extent by increases in pro forma ADR as our hotel managers were able to exercise pricing power at those hotels. Even beyond the strong market dynamics of Chicago during the year ended December 31, 2015, the W Chicago – Lakeshore experienced a significant increase in occupancy due to the fact that the hotel was undergoing a comprehensive renovation during the year ended December 31, 2014. The Le Meridien New Orleans and Hyatt Herald Square New York also experienced an increase in RevPAR due to the fact that the hotels were undergoing comprehensive renovations during the year ended December 31, 2014. In addition, pro forma RevPAR increased at the Ace Hotel and Theater Downtown Los Angeles also as a result of increased market awareness and penetration following the hotel's opening in January 2014. The aforementioned increases in pro forma RevPAR were offset partially by (1) decreases in occupancy at the Le Meridien San Francisco and the Hyatt Fisherman's Wharf as a result of the two hotels undergoing guestroom renovations during the year ended December 31, 2015, which negatively impacted customer demand at those hotels, (2) a decrease in RevPAR at the Hyatt Place New York Midtown South as a result of the New York market experiencing an increase in hotel room supply that was greater than the increase in hotel room demand during the year ended December 31, 2015, and (3) cancellations related to travel disruptions caused by harsher than normal winter weather in early 2015, particularly in Boston. The two hotels previously mentioned that were undergoing guestroom renovations during the year ended December 31, 2015, however, were able to offset their decreases in occupancy by increasing ADR as our hotel managers were able to exercise pricing power with the limited rooms that were available during the period.
Pro forma Adjusted Hotel EBITDA increased by 9.6% and pro forma Adjusted Hotel EBITDA Margin increased by 130 basis points for the hotel portfolio for the year ended December 31, 2015 as compared to the year ended December 31, 2014. The increase in pro forma Adjusted Hotel EBITDA was primarily a result of the increase in pro forma RevPAR by 5.7%. Given the increase in RevPAR was driven to a greater extent by an increase in pro forma ADR, our hotels were able to increase total revenue at a greater percentage than the corresponding percentage increase in total hotel operating expenses. Furthermore, we were able to significantly reduce total hotel operating expenses at the Royal Palm South Beach Miami, a Tribute Portfolio Resort as a result of operational changes we instituted subsequent to our acquisition of the hotel in March 2015. The increases in Adjusted Hotel EBITDA and Adjusted Hotel EBITDA Margin during the year ended December 31, 2015 were negatively impacted by increases in property taxes related to increases in the assessed values of our hotels located in Chicago, Boston, New Orleans and Washington, DC, as well as the JW Marriott San Francisco Union Square, which was acquired in October 2014, and the Ace Hotel and Theater Downtown Los Angeles, which was acquired in April 2015.

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
The following table reconciles net income to Hotel EBITDA, Adjusted Hotel EBITDA, pro forma Adjusted Hotel EBITDA, and pro forma Adjusted Hotel EBITDA Margin for the years ended December 31, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2015	2014
Net income	$67,508	$60,954
Add: Interest expense	31,856	27,357
Income tax expense	2,595	535
Depreciation and amortization	69,743	51,567
Air rights contract amortization	520	520
Corporate general and administrative	18,046	15,557
Hotel acquisition costs	854	3,622
Less: Interest income	—	(8)
Hotel EBITDA	191,122	160,104
Less: Non-cash amortization(1)	(571)	889
Gain on sale of hotel	—	(7,006)
Adjusted Hotel EBITDA	190,551	153,987
Add: Prior owner Hotel EBITDA(2)	6,842	28,219
Less: Hotel EBITDA of hotel sold(3)	—	(2,093)
Pro forma Adjusted Hotel EBITDA	$197,393	$180,113

Total revenue	$582,624	$477,980
Add: Prior owner total revenue(2)	20,286	100,311
Less: Total revenue of hotel sold(3)	—	(5,166)
Pro forma total revenue	$602,910	$573,125

Pro forma Adjusted Hotel EBITDA Margin	32.7%	31.4%

(1)	Reflects non-cash amortization of ground lease asset, deferred franchise costs, deferred key money, and unfavorable contract liability.

(2)	Reflects results of operations for certain hotels prior to our acquisition.

(3)	Reflects results of operations of the Courtyard Anaheim at Disneyland Resort which was sold on September 30, 2014.

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

The following table reconciles net income to Corporate EBITDA and Adjusted Corporate EBITDA for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net income	$67,508	$60,954	$45,318
Add: Interest expense	31,856	27,357	25,780
Income tax expense	2,595	535	1,655
Depreciation and amortization	69,743	51,567	44,469
Loss on early extinguishment of debt	—	—	372
Less: Interest income	—	(8)	(247)
Corporate EBITDA	171,702	140,405	117,347
Add: Hotel acquisition costs	854	3,622	4,222
Less: Non-cash amortization(1)	(51)	1,408	223
Gain on sale of hotel	—	(7,006)	—
Adjusted Corporate EBITDA	$172,505	$138,429	$121,792

(1)	Reflects non-cash amortization of ground lease asset, deferred franchise costs, deferred key money, unfavorable contract liability, and air rights contract.

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

The following table reconciles net income to FFO, FFO available to common shareholders, and AFFO available to common shareholders for the years ended December 31, 2015, 2014 and 2013 (in thousands, except per share amounts):

	Year Ended December 31,
	2015	2014	2013
Net income	$67,508	$60,954	$45,318
Add: Depreciation and amortization	69,743	51,567	44,469
Less: Gain on sale of hotel	—	(7,006)	—
FFO	137,251	105,515	89,787
Less: Preferred share dividends	(9,688)	(9,688)	(9,688)
Dividends declared on unvested time-based awards	(560)	(499)	(361)
Undistributed earnings allocated to unvested time- based awards	—	—	—
FFO available to common shareholders	127,003	95,328	79,738
Add: Hotel acquisition costs	854	3,622	4,222
Non-cash amortization(1)	(51)	1,408	223
AFFO available to common shareholders	$127,806	$100,358	$84,183

FFO available per common share:
Basic	$2.21	$1.89	$1.69
Diluted	$2.19	$1.87	$1.69
AFFO available per common share:
Basic	$2.22	$1.99	$1.78
Diluted	$2.21	$1.97	$1.78

(1)	Reflects non-cash amortization of ground lease asset, deferred franchise costs, deferred key money, unfavorable contract liability, and air rights contract.

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

Sources and Uses of Cash
For the year ended December 31, 2015, net cash flows from operating activities were $151.7 million; net cash flows used in investing activities were $289.0 million, including $255.2 million to partially fund the acquisition of the Royal Palm South Beach Miami, a Tribute Portfolio Resort, and to fund the acquisition of the Ace Hotel and Theater Downtown Los Angeles, and $36.8 million for improvements and additions to our hotels; and net cash flows provided by financing activities were $158.5 million, including net proceeds of $153.7 million from the sale of common shares and net borrowings of $110.0 million under our revolving credit facility, offset by $10.3 million in scheduled principal payments on mortgage debt and $90.8 million in dividend payments to common and preferred shareholders. As of December 31, 2015, we had cash and cash equivalents of $50.5 million.

Liquidity and Capital Resources
We expect our primary source of cash to meet operating requirements, including payment of dividends in accordance with the REIT requirements of the U.S. federal income tax laws, payment of interest on any borrowings and funding of any capital expenditures, will be from our hotels’ results of operations and existing cash and cash equivalent balances. We currently expect that our operating cash flows will be sufficient to fund our continuing operations. We also expect to use existing restricted cash balances to partially fund any capital expenditures. We intend to incur indebtedness to supplement our investment capital and to maintain flexibility to respond to industry conditions and opportunities. We are targeting an overall debt level not to exceed 40% of the aggregate value of all of our hotels, as calculated in accordance with our revolving credit facility; as of December 31, 2015, our overall debt level was 32.6% under this calculation.
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
As of the date of this filing, we have approximately $44.0 million of cash and cash equivalents, approximately $40.4 million of restricted cash, and total borrowing availability of $300.0 million under our revolving credit facility, of which $175.0 million remained available. See the notes to our consolidated financial statements for additional information relating to our revolving credit facility and other long-term debt.

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
From time to time, certain of our hotels may be undergoing renovations as a result of our decision to upgrade portions of the hotels, such as guestrooms, meeting space, and/or restaurants, in order to better compete with other hotels in our markets. As of December 31, 2015, none of our hotels were undergoing comprehensive renovations. In addition, often after we acquire a hotel, we are required to complete a property improvement plan (“PIP”) in order to bring the hotel up to the respective franchisor’s standards. If permitted by the terms of the management agreement, funding for a renovation will first come from the FF&E reserve. To the extent that the FF&E reserve is not adequate to cover the cost of the renovation, we will fund the remaining portion of the renovation with cash and cash equivalents or available borrowings under our revolving credit facility.

Contractual Obligations
The following table sets forth our contractual obligations as of December 31, 2015, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands). There were no other material off-balance sheet arrangements at December 31, 2015.

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Revolving credit facility, including interest(1)	$117,199	$2,214	$4,417	$110,568	$—
Term loan, including interest(1)	130,393	4,245	126,148	—	—
Other mortgage loans, including interest	653,841	153,676	53,834	173,111	273,220
Corporate office lease	412	233	179	—	—
Ground leases(2)	213,663	4,086	8,201	8,201	193,175
	$1,115,508	$164,454	$192,779	$291,880	$466,395

(1)
Assumes no additional borrowings and interest payments are based on the interest rate in effect at December 31, 2015. Also assumes that no extension options are exercised. See the notes to our interim consolidated financial statements for additional information relating to our revolving credit facility and term loan.

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
We will classify a hotel as held for sale in the period in which we made the decision to dispose of our hotel, a binding agreement to purchase our hotel has been signed under which the buyer has committed a significant amount of nonrefundable cash, and no significant financing contingencies exist which could cause the transaction not to be completed in a timely manner. If these criteria are met, depreciation and amortization of our hotel will cease and an impairment loss will be recognized if the fair value of our hotel, less the costs to sell, is lower than the carrying amount of the hotel. If the sale represents a strategic shift that has (or will have) a major effect on our operations and financial results, we will classify our loss, together with the related operating results, as discontinued operations in the consolidated statements of operations and will classify the related assets and liabilities as held for sale in the consolidated balance sheets.
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
Revenue Recognition—Hotel revenues, including room, food and beverage, and other hotel department revenues, such as parking, marina, theater, telephone, and gift shop sales, are recognized as the related services are provided.

New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued updated accounting guidance for recognition of revenue from contracts with customers. The comprehensive new accounting guidance will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. In July 2015, the FASB delayed the effective date of the new accounting guidance to be for interim and annual periods beginning on or after December 15, 2017. The new accounting guidance is to be applied prospectively. We will adopt the new accounting guidance on January 1, 2018. We do not believe that the adoption of this guidance will have a material impact on the consolidated financial statements.
In April 2015, the FASB issued updated accounting guidance for the presentation of debt issuance costs in the consolidated balance sheets. Under the new accounting guidance, debt issuance costs will be shown as a direct deduction from the related debt liability rather than as an asset in the consolidated balance sheet. The amortization of the costs will continue to be included in interest expense in the consolidated statement of operations. The new accounting guidance is effective for interim and annual periods beginning on or after December 15, 2015. We adopted the new accounting guidance for the period beginning on January 1, 2016. We do not believe that the adoption of this guidance will have a material impact on the consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
We earn interest income primarily from cash and cash equivalent balances. Based on our cash and cash equivalents as of December 31, 2015, if interest rates were to increase or decrease by 1.00%, our interest income would increase or decrease by approximately $0.5 million annually.
Amounts borrowed under our revolving credit facility currently bear interest at variable rates based on LIBOR plus 1.55% - 2.30% (the spread over LIBOR based on our consolidated leverage ratio). If prevailing LIBOR on any outstanding borrowings under our revolving credit facility were to increase or decrease by 1.00%, the increase or decrease in interest expense on our debt would increase or decrease future earnings and cash flows by approximately $1.1 million annually, assuming that the amount outstanding under our revolving credit facility was to remain at $110.0 million, the balance at December 31, 2015.

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
Management’s Annual Report on Internal Control Over Financial Reporting—Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with authorization of our management and trustees; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on our consolidated financial statements.
Based on its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), we concluded that our internal control over financial reporting was effective as of December 31, 2015. The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their report which appears on page F-2 of this Form 10-K.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Information regarding our executive officers as of the date of the filing of this Form 10-K is presented below. Other information required pursuant to this item is incorporated by reference to our 2016 proxy statement under the captions “Proposal 1 Election of Trustees—Trustee Qualifications,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance and Board Matters.”
James L. Francis, 53, is our President and Chief Executive Officer and a Trustee, positions he has held since our formation. Prior to co-founding the Trust, Mr. Francis served as the President and Chief Executive Officer and a director of Highland Hospitality Corporation (“Highland”), positions that he held from Highland’s IPO in December 2003 to its sale in July 2007. Following the sale of Highland, Mr. Francis served as a consultant to the affiliate of JER Partners that acquired Highland until September 2008. Since September 2008, until our formation, Mr. Francis was a private investor. From June 2002 until joining Highland in December 2003, Mr. Francis served as the Chief Operating Officer, Chief Financial Officer and Treasurer of Barceló Crestline Corporation, and served as Executive Vice President and Chief Financial Officer of Crestline Capital Corporation, prior to its acquisition by Barceló, from December 1998 to June 2002. Prior to the spin-off of Crestline Capital from Host Hotels & Resorts, Inc. (formerly Host Marriott Corporation), Mr. Francis held various finance and strategic planning positions with Host Marriott and Marriott International, Inc. From June 1997 to December 1998, Mr. Francis held the position of Assistant Treasurer and Vice President Corporate Finance for Host Marriott, where he was responsible for Host Marriott’s corporate finance function, business strategy and investor relations. Over a period of ten years, Mr. Francis served in various capacities with Marriott International’s lodging business, including Vice President of Finance for Marriott Lodging from 1995 to 1997; Brand Executive, Courtyard by Marriott from 1994 to 1995; Controller for Courtyard by Marriott and Fairfield Inn from 1993 to 1994; Director of Finance and Strategic Planning for Courtyard by Marriott and Fairfield Inn from 1991 to 1993; and Director of Hotel Development Finance from 1987 to 1991. Mr. Francis received his B.A. in Economics and Business from Western Maryland College and earned an M.B.A. in Finance and Accounting from Vanderbilt University. Mr. Francis also currently serves on the board of trustees and as the compensation committee chairman for Gramercy Property Trust Inc. (NYSE: GPT), a publicly traded REIT focused on acquiring, owning, and operating industrial and office properties, and from 2003 until its merger in December 2015 with Gramercy Property Trust Inc., served as a member of the board of trustees of Chambers Street Properties.
Douglas W. Vicari, 56, is our Executive Vice President and Chief Financial Officer and a Trustee, positions he has held since our formation. Prior to co-founding the Trust, Mr. Vicari served as a principal with Paramount Hotel Group, a hotel owner, developer and operator, from January 2009 to June 2009. Previously, Mr. Vicari served as Executive Vice President and Chief Financial Officer of Highland from September 2003 until its sale in July 2007. Prior to joining Highland, Mr. Vicari served as Senior Vice President and Chief Financial Officer of Prime Hospitality Corp., a former NYSE-listed company acquired by an affiliate of The Blackstone Group in 2004, from August 1998 to July 2003, and also served on the board of directors of Prime Hospitality Corp. from May 1999 to July 2003. Prior to his appointment as Chief Financial Officer, he served as Vice President and Treasurer of Prime Hospitality Corp. from January 1991 to July 1998, and was an instrumental member of the management team that led the company out of bankruptcy in July 1992. From 1986 to 1991, Mr. Vicari was Director of Budgeting and Financial Planning for Prime Hospitality Corp, and was responsible for all budgeting, planning and forecasting. Prior to his tenure at Prime Hospitality Corp., Mr. Vicari held numerous management positions at Combustion Engineering (now a part of ABB Group) from 1981 to 1986. Mr. Vicari earned a B.S. in Accounting from the College of New Jersey and received his M.B.A. in Finance from Fairleigh Dickinson University. Mr. Vicari also currently serves on the board of directors and as the audit committee chairman for Thunderbird Resorts Inc. (Euronext: TBIRD), a publicly traded gaming and lodging company.
D. Rick Adams, 52, is our Executive Vice President and Chief Operating Officer, positions he has held since March 2015. Prior to his appointment as Executive Vice President and Chief Operating Officer, he served as Executive Vice President and Chief Investment Officer from February 2014 to February 2015, and as Senior Vice President and Chief Investment Officer from November 2009 to January 2014. Prior to joining the Trust, Mr. Adams served as Senior Vice President of Asset Management for Highland from September 2004 until its sale in July 2007. Following the sale of Highland and until October 2009, Mr. Adams continued to serve as Senior Vice President and Head of Asset Management for the affiliate of JER Partners that acquired Highland. From October 1992 to September 2004, Mr. Adams served as Vice President of Regional Operations and Development Officer for the B.F. Saul Company, a privately owned real estate company located in Washington, DC that specializes in commercial real estate and hotel management and development. Prior to his tenure at B.F. Saul, from 1986 until September 1992, Mr. Adams held numerous operational and franchise development management positions at Holiday Inn Worldwide, known today as InterContinental Hotels Group PLC. Mr. Adams received a B.S. in Management from Indiana University.
Graham J. Wootten, 42, is our Senior Vice President, Chief Accounting Officer and Secretary, positions he has held since February 2010. Previously, Mr. Wootten served in several accounting roles, including Vice President and Controller, at

Highland from December 2003 until its sale in July 2007 to an affiliate of JER Partners. Following the sale of Highland and until February 2010, Mr. Wootten served in finance and accounting roles for the affiliate of JER Partners that acquired Highland, last serving as its Chief Financial Officer. Prior to joining Highland, Mr. Wootten held various audit positions, including Audit Senior Manager, for PricewaterhouseCoopers LLP from 1995 until 2003. Mr. Wootten holds a BSBA in accounting from John Carroll University and is a Certified Public Accountant.

Item 11.	Executive Compensation
Information required pursuant to this item is incorporated by reference to our 2016 proxy statement under the captions “Executive Compensation” and “Corporate Governance and Board Matters.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Information required pursuant to this item is incorporated by reference to our 2016 proxy statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Plan Information.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information required pursuant to this item is incorporated by reference to our 2016 proxy statement under the captions “Certain Relationships and Related Transactions and Legal Proceedings” and “Corporate Governance and Board Matters.”

Item 14.	Principal Accounting Fees and Services
Information required pursuant to this item is incorporated by reference to our 2016 proxy statement under the caption “Proposal 2 Ratification of Independent Registered Public Accountants.”

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

10.1
Employment Agreement between Registrant and James L. Francis, dated January 27, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the period ended December 31, 2014)*

10.2
Employment Agreement between Registrant and Douglas W. Vicari, dated January 27, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the period ended December 31, 2014)*

10.3
Employment Agreement between Registrant and D. Rick Adams, dated January 27, 2015 (incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the period ended December 31, 2014)*

10.4
Employment Agreement between Registrant and Graham J. Wootten, dated January 27, 2015 (incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the period ended December 31, 2014)*

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

10.10
Assumption and Release Agreement, dated June 30, 2011, by and among NJA Hotel LLC, as original borrower, CHSP Navy Yard LLC, as new borrower, and Wells Fargo Bank, N.A., As Trustee for Morgan Stanley Capital I Inc., Commercial Mortgage Pass-Through Certificates, Series 2006-1Q12, as lender (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2011)

10.11
Loan Agreement, dated October 1, 2006, by and between NJA Hotel LLC, as original borrower, and Morgan Stanley Mortgage Capital Inc., as lender (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2011)

10.12
Loan Agreement, dated June 30, 2011, by and between CHSP Boston II LLC, as borrower, and Goldman Sachs Commercial Mortgage Capital, L.P., as lender (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2011)

10.13
Promissory Note, dated July 27, 2012, by CHSP Denver LLC in favor of Western National Life Insurance Company (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2012)

10.14
Fee and Leasehold Deed of Trust and Security Agreement by CHSP Denver LLC, as grantor, to the Public Trustee of the (City and) County of Denver, Colorado, as trustee, for the use and benefit of Western National Life Insurance Company, as beneficiary, dated July 25, 2012 (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2012)

10.15
Loan Agreement, dated July 11, 2013, by and between CHSP San Francisco LLC, as borrower, and PNC Bank, National Association, as lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2013)

10.16
Loan Agreement, dated July 11, 2013, by and between CHSP Chicago LLC, as borrower, and Goldman Sachs Mortgage Company, as lender (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2013)

10.17
Loan Agreement, dated July 3, 2014, by and between CHSP 31st Street LLC and CHSP 36th Street LLC, as borrowers, and Goldman Sachs Mortgage Company, as lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2014)

10.18
Share Purchase Agreement, dated as of February 16, 2015, by and between Fillmore RYPS Holdings, LLC and CHSP Miami Beach Holdings LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2015)

10.19
Fourth Amended and Restated Credit Agreement, dated March 4, 2015, by and among Chesapeake Lodging, L.P., as borrower, the financial institutions party thereto and their assignees under section 13.6, as lenders, and Wells Fargo Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2015)

10.20
Amended and Restated Loan Agreement, dated March 9, 2015, by and among RP Hotel Holdings, LLC, as borrower, and the financial institutions party thereto and their assignees under section 12.12, as lenders, and Wells Fargo Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2015)

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

CHESAPEAKE LODGING TRUST

Date: February 18, 2016	By:	/S/ DOUGLAS W. VICARI
Douglas W. Vicari
Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS A. NATELLI	Chairman of the Board of Trustees	February 18, 2016
Thomas A. Natelli

/s/ JAMES L. FRANCIS	President, Chief Executive Officer and Trustee (Principal Executive Officer)	February 18, 2016
James L. Francis

/s/ DOUGLAS W. VICARI	Executive Vice President, Chief Financial Officer, and Trustee (Principal Financial Officer)	February 18, 2016
Douglas W. Vicari

/s/ THOMAS D. ECKERT	Trustee	February 18, 2016
Thomas D. Eckert

/s/ GEORGE F. MCKENZIE	Trustee	February 18, 2016
George F. McKenzie

/s/ JOHN W. HILL	Trustee	February 18, 2016
John W. Hill

/s/ JEFFREY D. NUECHTERLEIN	Trustee	February 18, 2016
Jeffrey D. Nuechterlein

/s/ GRAHAM J. WOOTTEN	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 18, 2016
Graham J. Wootten

CHESAPEAKE LODGING TRUST

Report of Independent Registered Public Accounting Firm
The Board of Trustees and Shareholders of Chesapeake Lodging Trust:
We have audited Chesapeake Lodging Trust’s (the “Trust”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Chesapeake Lodging Trust’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.
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
In our opinion, Chesapeake Lodging Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Chesapeake Lodging Trust as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2015 of Chesapeake Lodging Trust and our report dated February 18, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
McLean, Virginia
February 18, 2016

Report of Independent Registered Public Accounting Firm
The Board of Trustees and Shareholders of Chesapeake Lodging Trust:
We have audited the accompanying consolidated balance sheets of Chesapeake Lodging Trust (the “Trust”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also include the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chesapeake Lodging Trust at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth herein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Chesapeake Lodging Trust’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 18, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
February 18, 2016

CHESAPEAKE LODGING TRUST
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2015	2014
ASSETS
Property and equipment, net	$1,926,944	$1,580,427
Intangible assets, net	36,414	36,992
Cash and cash equivalents	50,544	29,326
Restricted cash	40,361	43,387
Accounts receivable, net of allowance for doubtful accounts of $172 and $161, respectively	15,603	13,102
Prepaid expenses and other assets	17,900	10,637
Deferred financing costs, net of accumulated amortization of $3,097 and $4,048, respectively	6,493	6,064
Total assets	$2,094,259	$1,719,935

LIABILITIES AND SHAREHOLDERS’ EQUITY
Long-term debt	$776,241	$551,723
Accounts payable and accrued expenses	62,683	53,442
Other liabilities	45,778	32,788
Total liabilities	884,702	637,953
Commitments and contingencies (Note 14)
Preferred shares, $.01 par value; 100,000,000 shares authorized; Series A Cumulative Redeemable Preferred Shares; 5,000,000 shares issued and outstanding, respectively ($127,422 liquidation preference)	50	50
Common shares, $.01 par value; 400,000,000 shares authorized; 59,659,522 shares and 54,818,064 shares issued and outstanding, respectively	597	548
Additional paid-in capital	1,297,877	1,138,391
Cumulative dividends in excess of net income	(88,675)	(57,007)
Accumulated other comprehensive loss	(292)	—
Total shareholders’ equity	1,209,557	1,081,982
Total liabilities and shareholders’ equity	$2,094,259	$1,719,935
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
REVENUE
Rooms	$441,141	$364,727	$316,434
Food and beverage	117,171	94,307	86,884
Other	24,312	18,946	16,859
Total revenue	582,624	477,980	420,177

EXPENSES
Hotel operating expenses:
Rooms	100,245	84,445	73,711
Food and beverage	87,625	71,816	65,090
Other direct	7,109	8,032	8,042
Indirect	196,523	160,589	138,120
Total hotel operating expenses	391,502	324,882	284,963
Depreciation and amortization	69,743	51,567	44,469
Air rights contract amortization	520	520	520
Corporate general and administrative	18,046	15,557	13,125
Hotel acquisition costs	854	3,622	4,222
Total operating expenses	480,665	396,148	347,299
Operating income	101,959	81,832	72,878
Interest income	—	8	247
Interest expense	(31,856)	(27,357)	(25,780)
Gain on sale of hotel	—	7,006	—
Loss on early extinguishment of debt	—	—	(372)
Income before income taxes	70,103	61,489	46,973
Income tax expense	(2,595)	(535)	(1,655)
Net income	67,508	60,954	45,318
Preferred share dividends	(9,688)	(9,688)	(9,688)
Net income available to common shareholders	$57,820	$51,266	$35,630

Net income available per common share:
Basic	$1.00	$1.01	$0.75
Diluted	$0.99	$1.00	$0.75
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$67,508	$60,954	$45,318
Other comprehensive income (loss):
Unrealized losses on cash flow hedge instruments	(1,065)	(9)	(109)
Reclassification of unrealized losses on cash flow hedge instruments to interest expense	773	76	871
Comprehensive income	$67,216	$61,021	$46,080
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)

	Preferred Shares		Common Shares		Additional Paid-In Capital	Cumulative Dividends in Excess of Net Income	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount				Total
Balances at December 31, 2012	5,000,000	$50	39,763,930	$398	$799,278	$(32,089)	$(829)	$766,808
Sale of common shares, net of underwriting fees and offering costs	—	—	9,349,558	94	189,300	—	—	189,394
Repurchase of common shares	—	—	(76,358)	(1)	(1,768)	—	—	(1,769)
Issuance of restricted common shares	—	—	537,400	5	(5)	—	—	—
Issuance of unrestricted common shares	—	—	3,475	—	80	—	—	80
Forfeiture of restricted common shares	—	—	(4,000)	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	4,532	—	—	4,532
Declaration of dividends on common shares	—	—	—	—	—	(48,880)	—	(48,880)
Declaration of dividends on preferred shares	—	—	—	—	—	(9,688)	—	(9,688)
Net income	—	—	—	—	—	45,318	—	45,318
Other comprehensive income	—	—	—	—	—	—	762	762
Balances at December 31, 2013	5,000,000	$50	49,574,005	$496	$991,417	$(45,339)	$(67)	$946,557
Sale of common shares, net of underwriting fees and offering costs	—	—	4,830,000	48	143,880	—	—	143,928
Repurchase of common shares	—	—	(79,417)	(1)	(2,704)	—	—	(2,705)
Issuance of restricted common shares	—	—	491,564	5	(5)	—	—	—
Issuance of unrestricted common shares	—	—	2,662	—	80	—	—	80
Forfeiture of restricted common shares	—	—	(750)	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	5,723	—	—	5,723
Declaration of dividends on common shares	—	—	—	—	—	(62,934)	—	(62,934)
Declaration of dividends on preferred shares	—	—	—	—	—	(9,688)	—	(9,688)
Net income	—	—	—	—	—	60,954	—	60,954
Other comprehensive income	—	—	—	—	—	—	67	67
Balances at December 31, 2014	5,000,000	$50	54,818,064	$548	$1,138,391	$(57,007)	$—	$1,081,982
Sale of common shares, net of underwriting fees and offering costs	—	—	4,600,000	46	153,632	—	—	153,678
Repurchase of common shares	—	—	(47,804)	—	(1,787)	—	—	(1,787)
Issuance of restricted common shares	—	—	292,270	3	(3)	—	—	—
Issuance of unrestricted common shares	—	—	2,926	—	83	—	—	83
Forfeiture of restricted common shares	—	—	(5,934)	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	7,561	—	—	7,561
Declaration of dividends on common shares	—	—	—	—	—	(89,488)	—	(89,488)
Declaration of dividends on preferred shares	—	—	—	—	—	(9,688)	—	(9,688)
Net income	—	—	—	—	—	67,508	—	67,508
Other comprehensive loss	—	—	—	—	—	—	(292)	(292)
Balances at December 31, 2015	5,000,000	$50	59,659,522	$597	$1,297,877	$(88,675)	$(292)	$1,209,557
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$67,508	$60,954	$45,318
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,743	51,567	44,469
Air rights contract amortization	520	520	520
Deferred financing costs amortization	1,882	2,448	2,837
Gain on sale of hotel	—	(7,006)	—
Loss on early extinguishment of debt	—	—	372
Share-based compensation	7,644	5,803	4,612
Other	(834)	625	(295)
Changes in assets and liabilities:
Accounts receivable, net	(679)	1,277	(2,543)
Prepaid expenses and other assets	(4,101)	(290)	(3,305)
Accounts payable and accrued expenses	4,069	3,766	7,203
Other liabilities	5,961	(30)	774
Net cash provided by operating activities	151,713	119,634	99,962
Cash flows from investing activities:
Acquisition of hotels, net of cash acquired	(255,249)	(152,292)	(331,058)
Disposition of hotel, net of cash sold	—	31,822	—
Receipt of deposit on hotel acquisition	—	—	700
Improvements and additions to hotels	(36,782)	(87,182)	(28,235)
Repayment of hotel construction loan	—	—	7,810
Change in restricted cash	3,026	(2,164)	(10,775)
Net cash used in investing activities	(289,005)	(209,816)	(361,558)
Cash flows from financing activities:
Proceeds from sale of common shares, net of underwriting fees	153,962	144,320	189,862
Payment of offering costs related to sale of common shares	(284)	(392)	(468)
Borrowings under revolving credit facility	330,000	100,000	105,000
Repayments under revolving credit facility	(220,000)	(100,000)	(155,000)
Proceeds from issuance of mortgage debt	—	90,000	312,500
Principal prepayment of mortgage debt	—	—	(130,000)
Scheduled principal payments on mortgage debt	(10,271)	(69,837)	(5,726)
Payment of deferred financing costs	(2,311)	(2,011)	(3,080)
Payment of dividends to common shareholders	(81,111)	(58,892)	(44,516)
Payment of dividends to preferred shareholders	(9,688)	(9,688)	(9,688)
Repurchase of common shares	(1,787)	(2,705)	(1,769)
Net cash provided by financing activities	158,510	90,795	257,115
Net increase (decrease) in cash	21,218	613	(4,481)
Cash and cash equivalents, beginning of period	29,326	28,713	33,194
Cash and cash equivalents, end of period	$50,544	$29,326	$28,713
Supplemental disclosure of cash flow information:
Cash paid for interest	$29,668	$24,976	$22,421
Cash paid for income taxes	$4,479	$1,126	$1,590
Assumption of mortgage debt related to hotel acquisition	$125,000	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Description of Business
Chesapeake Lodging Trust (the “Trust”) is a self-advised real estate investment trust (“REIT”) that was organized in the state of Maryland in June 2009. The Trust is focused on investments primarily in upper-upscale hotels in major business and convention markets and, on a selective basis, premium select-service hotels in urban settings or unique locations in the United States of America (“U.S.”). The Trust completed its initial public offering (“IPO”) in January 2010. The Trust owned no hotels nor had any operations prior to its IPO. As of December 31, 2015, the Trust owned 22 hotels with an aggregate of 6,699 rooms in nine states and the District of Columbia.
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
The Trust reviews its hotels for impairment whenever events or changes in circumstances indicate that the carrying values of the hotels may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the hotels due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel’s estimated fair market value is recorded and an impairment loss is recognized. No impairment losses have been recognized related to any hotels for the years ended December 31, 2015, 2014 and 2013.
The Trust classifies a hotel as held for sale in the period in which it has made the decision to dispose of the hotel, a binding agreement to purchase the hotel has been signed under which the buyer has committed a significant amount of nonrefundable cash, and no significant financing contingencies exist which could cause the transaction not to be completed in a timely manner. If these criteria are met, depreciation and amortization of the hotel will cease and an impairment loss will be recognized if the fair value of the hotel, less the costs to sell, is lower than the carrying amount of the hotel. If the sale represents a strategic shift that has (or will have) a major effect on the Trust's operations and financial results, the Trust will classify the loss, together with the related operating results, as discontinued operations in the consolidated statements of operations and will classify the related assets and liabilities as held for sale in the consolidated balance sheets. As of December 31, 2015 and 2014, the Trust had no assets held for sale or liabilities related to assets held for sale.
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
Income Taxes—The Trust has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code. As a REIT, the Trust generally will not be subject to federal income tax on that portion of its net income that does not relate to any of the Trust’s TRSs, and that is currently distributed to its shareholders. Our TRSs, which lease the Trust’s hotels from the subsidiaries of the Operating Partnership owning them, are subject to federal and state income taxes.
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
Recent Accounting Pronouncements—In May 2014, the Financial Accounting Standards Board (the “FASB”) issued updated accounting guidance for recognition of revenue from contracts with customers. The comprehensive new accounting guidance will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. In July 2015, the FASB delayed the effective date of the new accounting guidance to be for interim and annual periods beginning on or after December 15, 2017. The new accounting guidance is to be applied prospectively. The Trust will adopt the new accounting guidance on January 1, 2018. The Trust does not believe that the adoption of this guidance will have a material impact on the consolidated financial statements.
In April 2015, the FASB issued updated accounting guidance for the presentation of debt issuance costs in the consolidated balance sheets. Under the new accounting guidance, debt issuance costs will be shown as a direct deduction from the related debt liability rather than as an asset in the consolidated balance sheet. The amortization of the costs will continue to be included in interest expense in the consolidated statement of operations. The new accounting guidance is effective for interim and annual periods beginning on or after December 15, 2015. The Trust adopted the new accounting guidance on January 1, 2016. The Trust does not believe that the adoption of this guidance will have a material impact on the consolidated financial statements.

3. Acquisitions
The Trust acquired the following hotels during the years ended December 31, 2015, 2014 and 2013 (in thousands, except rooms data):

Hotel	Location	Rooms	Net Assets Acquired	Acquisition Date
2013 Acquisitions:
Hyatt Place New York Midtown South	New York, NY	185	76,362	March 14, 2013
W New Orleans – French Quarter	New Orleans, LA	97	25,595	March 28, 2013
Le Meridien New Orleans	New Orleans, LA	410	65,786	April 25, 2013
Hyatt Fisherman's Wharf	San Francisco, CA	316	102,485	May 31, 2013
Hyatt Santa Barbara	Santa Barbara, CA	205	60,972	June 27, 2013
		1,213	331,200
2014 Acquisition:
JW Marriott San Francisco Union Square(1)	San Francisco, CA	337	154,143	October 1, 2014
		337	154,143
2015 Acquisitions:
Royal Palm South Beach Miami, a Tribute Portfolio Resort(2)	Miami Beach, FL	393	153,662	March 9, 2015
Ace Hotel and Theater Downtown Los Angeles	Los Angeles, CA	182	101,687	April 30, 2015
		575	255,349

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

The allocation of the purchase prices to the assets acquired and liabilities assumed based on their fair values was as follows (in thousands):

	Acquisitions
	2015	2014	2013
Land and land improvements	$64,462	$—	$82,462
Buildings and leasehold improvements	294,498	139,150	228,349
Furniture, fixtures and equipment	20,518	8,000	20,140
Cash	100	1,851	142
Restricted cash	—	6,937	—
Accounts receivable, net	1,823	1,513	2,084
Prepaid expenses and other assets	3,162	132	1,633
Accounts payable and accrued expenses	(4,089)	(3,440)	(3,610)
Other liabilities	(125)	—	—
Mortgage loan	(125,000)	—	—
Net assets acquired	$255,349	$154,143	$331,200

The following financial information presents the pro forma results of operations of the Trust for the years ended December 31, 2015 and 2014 as if all acquisitions during 2015 and 2014 had taken place on January 1, 2014. The pro forma results for the years ended December 31, 2015 and 2014 have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have actually occurred had all transactions taken place on January 1, 2014, or of future results of operations (in thousands, except per share data).

	Year Ended December 31,
	2015	2014
Total revenue	$602,911	$578,292
Total hotel operating expenses	404,946	396,966
Total operating expenses	495,423	478,385
Operating income	107,488	99,907
Net income available to common shareholders	61,771	64,082
Net income available per common share:
Basic	$1.05	$1.09
Diluted	$1.04	$1.08

For the year ended December 31, 2015, the consolidated statement of operations includes total revenue of $52.0 million and total hotel operating expenses of $33.2 million related to the operations of the two hotels acquired during 2015.

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

5. Property and Equipment
Property and equipment as of December 31, 2015 and 2014 consisted of the following (in thousands):

	December 31,
	2015	2014
Land and land improvements	$319,702	$255,037
Buildings and leasehold improvements	1,628,124	1,312,529
Furniture, fixtures and equipment	191,092	138,163
Construction-in-progress	3,276	20,205
	2,142,194	1,725,934
Less: accumulated depreciation and amortization	(215,250)	(145,507)
Property and equipment, net	$1,926,944	$1,580,427

6. Intangible Assets and Liability
Intangible assets and liability as of December 31, 2015 and 2014 consisted of the following (in thousands):

	December 31,
	2015	2014
Intangible assets:
Air rights contract(1)	$36,105	$36,105
Favorable ground leases(2)	3,568	3,568
	39,673	39,673
Less: accumulated amortization	(3,259)	(2,681)
Intangible assets, net	$36,414	$36,992

Intangible liability:
Unfavorable contract liability(2)	$14,236	$14,236
Less: accumulated amortization	(1,668)	(1,276)
Intangible liability, net (included within other liabilities)	$12,568	$12,960

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

7. Long-Term Debt
Long-term debt as of December 31, 2015 and 2014 consisted of the following (in thousands):

	Origination	Original Principal Amount		Interest Rate	Principal Amortization Period	December 31,
			Maturity			2015	2014
Revolving credit facility(1)	July 2010	n/a	March 2019	Floating	n/a	$110,000	$—
Term loan:
Royal Palm South Beach Miami, a Tribute Portfolio Resort(2)	March 2015	$125,000	March 2017	Floating	n/a	125,000	—
Other mortgage loans:
Hyatt Regency Boston	June 2011	$95,000	July 2016	5.01%	30	88,601	90,184
Courtyard Washington Capitol Hill/Navy Yard(3)	June 2011	$37,497	November 2016	5.90%	30	34,491	35,245
Boston Marriott Newton	May 2013	$60,000	June 2020	3.63%	25	56,221	57,776
Le Meridien San Francisco	July 2013	$92,500	August 2020	3.50%	25	86,979	89,402
Denver Marriott City Center(4)	July 2012	$70,000	August 2022	4.90%	30	66,285	67,464
Hilton Checkers Los Angeles	February 2013	$32,000	March 2023	4.11%	30	30,480	31,054
W Chicago – City Center	July 2013	$93,000	August 2023	4.25%	25	88,008	90,211
Hyatt Herald Square New York/Hyatt Place New York Midtown South(5)	July 2014	$90,000	July 2024	4.30%	30	90,000	90,000
						776,065	551,336
Unamortized premium(3)						176	387
Long-term debt						$776,241	$551,723

(1)
The Trust may exercise an option to extend the maturity by one year, subject to certain customary conditions. As of December 31, 2015, the interest rate in effect was 1.98%. See below for additional information related to the revolving credit facility.

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
On March 4, 2015, the Trust further amended the credit agreement to (1) convert its revolving credit facility from a secured to an unsecured revolving credit facility, (2) increase the maximum borrowing availability under the revolving credit facility from $250.0 million to $300.0 million, (3) lower the interest rate to LIBOR plus 1.55% - 2.30% (the spread over LIBOR continues to be based on the Trust's consolidated leverage ratio), and (4) extend the maturity date to March 2019. The amended credit agreement provides for the possibility of further future increases, up to a maximum of $450.0 million, in accordance with the terms of the amended credit agreement. The amended credit agreement also provides for an extension of the maturity date by one year, subject to satisfaction of certain customary conditions.
The amount that the Trust can borrow under the revolving credit facility is based on the value of the Trust's hotels included in the borrowing base, as defined in the amended credit agreement. As of December 31, 2015, the borrowing base included 11 of the Trust's hotels providing borrowing availability of $300.0 million under the revolving credit facility, of which $190.0 million remained available. The amended credit agreement contains more favorable financial covenants, including the leverage ratio and minimum tangible net worth requirement, as compared to those in effect prior to the amendment, and has additional financial covenants typically found in similar unsecured revolving credit facilities, including a consolidated secured debt ratio, an unsecured leverage ratio and an unsecured debt service coverage ratio.
Other
Certain of the Trust's mortgage loan agreements contain standard financial covenants relating to coverage ratios and standard provisions that require loan servicers to maintain escrow accounts for certain items, including real estate taxes, insurance premiums, the completion of PIPs, and normal replacements of FF&E.
As of December 31, 2015, the Trust was in compliance with all financial covenants under its borrowing arrangements. As of December 31, 2015, the Trust’s weighted-average interest rate on its long-term debt was 3.87%. Future scheduled principal payments of debt obligations (assuming no exercise of extension options) as of December 31, 2015 are as follows (in thousands):

Year	Amounts
2016	$131,909
2017	135,074
2018	10,493
2019	120,930
2020	132,393
Thereafter	245,266
$776,065

8. Earnings Per Share
The following is a reconciliation of the amounts used in calculating basic and diluted earnings per share (in thousands, except share and per share data):

	Year Ended December 31,
	2015	2014	2013
Numerator:
Net income available to common shareholders	$57,820	$51,266	$35,630
Less: Dividends declared on unvested time-based awards	(560)	(499)	(361)
Less: Undistributed earnings allocated to unvested time-based awards	—	—	—
Net income available to common shareholders, excluding amounts attributable to unvested time-based awards	$57,260	$50,767	$35,269

Denominator:
Weighted-average number of common shares outstanding–basic	57,474,256	50,488,007	47,295,089
Effect of dilutive unvested performance-based awards	452,143	402,854	—
Weighted-average number of common shares outstanding–diluted	57,926,399	50,890,861	47,295,089

Net income available per common share:
Basic	$1.00	$1.01	$0.75
Diluted	$0.99	$1.00	$0.75
For the years ended December 31, 2015 and 2013, 193,426 unvested performance-based awards and 301,555 unvested performance-based awards, respectively, were excluded from diluted weighted-average common shares outstanding as the awards had not achieved the specific levels of relative total shareholder return required for vesting at each period end. For the year ended December 31, 2014, no unvested performance-based awards were excluded from diluted weighted-average common shares outstanding.

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
On September 6, 2013, the Trust entered into sales agreements with two sales agents, pursuant to which the Trust may issue and sell up to $100.0 million in the aggregate of its common shares through a continuous at-the-market offering or other methods (the “ATM program”). For the period from September 6, 2013 through December 31, 2013, the Trust sold 1,012,058 common shares at an average price of $23.73 per share under the ATM program and generated net proceeds of $23.5 million after deducting sales commissions and offering costs. The Trust did not sell any common shares under the ATM program during the years ended December 31, 2015 and 2014. As of December 31, 2015, $76.0 million of common shares remained available for issuance under the ATM program.
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
On September 29, 2015, the Trust's board of trustees authorized a share repurchase program pursuant to which the Trust may acquire up to $100.0 million of its common shares. The repurchase program authorizes the Trust to repurchase its common shares from time to time through open market purchases, negotiated transactions or other means, in accordance with applicable securities laws and other restrictions. The repurchase program expires in September 2018, but may be suspended or discontinued at any time, and does not obligate the Trust to acquire any particular amount of its shares. As of December 31, 2015, $100.0 million remained available for the repurchase of common shares.
For the years ended December 31, 2015, 2014 and 2013, the Trust issued 2,926, 2,662 and 3,475 unrestricted common shares, respectively, and 292,270, 491,564 and 537,400 restricted common shares, respectively, to its trustees and employees. For the years ended December 31, 2015, 2014 and 2013, the Trust repurchased 47,804, 79,417 and 76,358 common shares, respectively, from employees to satisfy the minimum statutory tax withholding requirements related to the vesting of their previously granted restricted common shares. As of December 31, 2015, the Trust had 59,659,522 common shares outstanding.
For the years ended December 31, 2015, 2014 and 2013, the Trust's board of trustees declared dividends per common share as follows:

	Year Ended December 31,
	2015	2014	2013
First Quarter	$0.35	$0.30	$0.24
Second Quarter	0.35	0.30	0.24
Third Quarter	0.40	0.30	0.26
Fourth Quarter	0.40	0.30	0.26
	$1.50	$1.20	$1.00
Preferred Shares—The Trust is authorized to issue up to 100,000,000 preferred shares, $.01 par value per share. The Trust’s board of trustees is required to set for each class or series of preferred shares the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption. As of December 31, 2015, the Trust had 5,000,000 shares of its 7.75% Series A Cumulative Redeemable Preferred Shares outstanding.
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
For the years ended December 31, 2015, 2014 and 2013, the Trust's board of trustees declared dividends per preferred share as follows:

	Year Ended December 31,
	2015	2014	2013
First Quarter	$0.484375	$0.484375	$0.484375
Second Quarter	0.484375	0.484375	0.484375
Third Quarter	0.484375	0.484375	0.484375
Fourth Quarter	0.484375	0.484375	0.484375
	$1.937500	$1.937500	$1.937500
The Trust cannot redeem the Series A Cumulative Redeemable Preferred Shares prior to July 17, 2017, except as described below and in certain limited circumstances related to the ownership limitation necessary to preserve the Trust's qualification as a REIT. On and after July 17, 2017, the Trust, at its option, can redeem the Series A Cumulative Redeemable Preferred Shares, in whole or from time to time in part, at a redemption price of $25.00 per share, plus any accrued and unpaid dividends. The holders of Series A Cumulative Redeemable Preferred Shares have no voting rights except in certain limited circumstances.
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
The Trust initially reserved 454,657 common shares for issuance under the Plan at its establishment. In May 2012, the Trust’s common shareholders approved an amendment to the Plan such that the number of shares available for issuance under the Plan was increased by 2,750,000. Shares that are issued under the Plan to any person pursuant to an award are counted against this limit as one share for every one share granted. If any shares covered by an award are not purchased or are forfeited, if an award is settled in cash, or if an award otherwise terminates without delivery of any shares, then the number of common shares counted against the aggregate number of shares available under the Plan with respect to the award will, to the extent of any such forfeiture or termination, again be available for making awards under the Plan. As of December 31, 2015, subject to increases that may result in the case of any future forfeiture or termination of currently outstanding awards, 1,268,961 common shares were reserved and available for future issuances under the Plan.
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
For the year ended December 31, 2015, the Trust granted 292,270 restricted common shares to certain employees and trustees, of which 117,918 shares were time-based awards and 174,352 shares were performance-based awards (the “2015 Performance-Based Awards”). The time-based awards are generally eligible to vest at the annual rate of one-third of the number of restricted shares granted commencing on the first anniversary of their issuance. The 2015 Performance-Based Awards are eligible to vest at December 31, 2017. Dividends on the 2015 Performance-Based Awards accrue, but are not paid unless the related shares vest. The fair value of the 2015 Performance-Based Awards was $17.13 per share and was determined using a Monte Carlo simulation with the following assumptions: volatility of 19.90%; an expected term equal to the requisite service period for the awards; and a risk-free interest rate of 0.85%.
The actual number of shares under the 2013 Performance-Based Awards that vest in a particular year will be based on the Trust’s annual total shareholder return (“TSR”), as defined in the restricted share agreements, relative to the annual total return generated by the SNL US Hotel REIT Index prepared by SNL Financial LC (the “Index”). Additional vesting of any previously unvested shares under the 2013 Performance-Based Awards can also occur based on the Trust’s TSR, measured over a four-year performance period ending December 31, 2016, relative to the total return generated by the Index. The actual number of shares under the 2014 Performance-Based Awards and the 2015 Performance-Based Awards that vest will be based on the Trust’s TSR, measured over a three-year performance period ending December 31, 2016 and December 31, 2017, respectively, relative to the total return generated by the Index.
The payout schedule for the 2013 Performance-Based Awards, the 2014 Performance-Based Awards and the 2015 Performance-Based Awards is as follows, with linear interpolation for performance between 67% and 100%, and between 100% and 133% of the Index:

Trust TSR as % of Index Total Return	Payout (% of Maximum)
<67%	0%
67%	25%
100%	50%
≥133%	100%
If the Trust’s TSR is negative for a performance period, shares under the 2013 Performance-Based Awards will vest for that period if the Trust’s TSR equals or exceeds 133% of the Index’s total return, in which case 100% of the shares subject to vesting will vest, and no shares under the 2014 Performance-Based Awards and the 2015 Performance-Based Awards will vest. If the Trust’s TSR is positive for a performance period and the total return of the Index is negative, 100% of the shares subject to vesting under the 2013 Performance-Based Awards, the 2014 Performance-Based Awards and the 2015 Performance-Based Awards will vest.
As of December 31, 2015, there was approximately $9.6 million of unrecognized share-based compensation expense related to restricted common shares. The unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1.5 years. The following is a summary of the Trust’s restricted common share activity for the years ended December 31, 2015, 2014 and 2013:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Restricted common shares as of December 31, 2012	341,583	$19.59
Granted	537,400	$17.50
Vested	(245,128)	$18.20
Forfeited	(4,000)	$22.07
Restricted common shares as of December 31, 2013	629,855	$18.33
Granted	491,564	$13.83
Vested	(193,117)	$18.68
Forfeited	(750)	$23.58
Restricted common shares as of December 31, 2014	927,552	$15.87
Granted	292,270	$25.36
Vested	(156,618)	$22.76
Forfeited	(5,934)	$29.80
Restricted common shares as of December 31, 2015	1,057,270	$17.40

11. Fair Value Measurements and Derivative Instrument
The following table sets forth the Trust’s financial assets and liabilities measured at fair value by level within the fair value hierarchy (in thousands). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at December 31, 2015
	Total	Level 1	Level 2	Level 3
Liabilities:
Interest rate swap (included within other liabilities)	$292	$—	$292	$—
	$292	$—	$292	$—
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
The Trust’s financial instruments in addition to those disclosed in the table above include cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, and long-term debt. The carrying values reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses approximate fair value. The Trust estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument using estimated market rates of debt instruments with similar maturities and credit profiles. These inputs are classified as Level 3 within the fair value hierarchy. As of December 31, 2015, the carrying value reported in the consolidated balance sheet for the Trust's long-term debt approximated its fair value.

12. Income Taxes
The components of income tax expense for the years ended December 31, 2015, 2014 and 2013 are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$3,366	$685	$1,330
State	580	141	314
	3,946	826	1,644
Deferred:
Federal	(1,158)	(243)	12
State	(193)	(48)	(1)
	(1,351)	(291)	11
Income tax expense	$2,595	$535	$1,655

A reconciliation of the statutory federal income tax expense to the Trust’s income tax expense is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Statutory federal income tax expense	$23,833	$20,906	$15,971
Effect of non-taxable REIT income	(21,441)	(20,764)	(14,445)
State income tax expense, net of federal taxes	252	60	209
Other	(49)	333	(80)
Income tax expense	$2,595	$535	$1,655

The tax effect of each type of temporary difference and carryforward that gives rise to the deferred tax assets and liabilities as of December 31, 2015 and 2014 are as follows (in thousands):

	December 31,
	2015	2014
Deferred tax asset:
Deferred income–key money	$2,425	$278
Net operating loss carryforwards	331	—
Employee-related compensation	285	108
Other	18	—
	3,059	386
Deferred tax liability:
Other	30	18
	30	18
Net deferred tax asset	$3,029	$368

As of December 31, 2015, the Trust had a net deferred tax asset of $3.0 million, of which $0.3 million related to net operating loss carryforwards. These net operating loss carryforwards will begin to expire in 2031 if not utilized by then. The Trust believes that it is more likely than not that its TRSs will generate sufficient taxable income to realize in full this deferred tax asset. Accordingly, no valuation allowance has been recorded as of December 31, 2015.
As of December 31, 2015, the tax years that remain subject to examination by major tax jurisdictions generally include 2012 through 2015.

13. Quarterly Operating Results (unaudited)

	Quarter Ended - 2015
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Total revenue	$109,290	$162,145	$165,009	$146,180
Total operating expenses	103,907	125,592	129,241	121,925
Operating income	5,383	36,553	35,768	24,255
Net income	1,552	24,045	27,180	14,731
Net income (loss) available to common shareholders, excluding amounts attributable to unvested time-based awards(1)	(1,007)	21,480	24,597	12,175
Net income (loss) available per common share(2):
Basic	(0.02)	0.37	0.42	0.21
Diluted	(0.02)	0.36	0.42	0.21

	Quarter Ended - 2014
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Total revenue	$94,774	$128,865	$130,840	$123,501
Total operating expenses	89,307	98,232	101,070	107,539
Operating income	5,467	30,633	29,770	15,962
Net income	2,178	21,249	28,688	8,839
Net income (loss) available to common shareholders, excluding amounts attributable to unvested time-based awards(1)	(373)	18,664	26,054	6,303
Net income (loss) available per common share(2):
Basic	(0.01)	0.38	0.52	0.12
Diluted	(0.01)	0.38	0.52	0.12

(1)	The sum of amounts for the four quarters may differ from the annual amount due to the required method of computing the two-class method in the respective periods.

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
Franchise Agreements—As of December 31, 2015, 12 of the Trust’s hotels operated pursuant to franchise agreements with hotel brand companies and 10 hotels operated pursuant to management agreements with hotel brand companies that allowed them to operate under their respective brands. Under the 12 franchise agreements, the Trust generally pays a royalty fee ranging from 3% to 6% of room revenues and up to 3% of food and beverage revenues, plus additional fees for marketing, central reservation systems, and other franchisor costs that amount to between 1% and 5% of room revenues.
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

CHESAPEAKE LODGING TRUST
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2015
(in thousands)

Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent to Acquisition	Gross Amount at End of Year			Accumulated Depreciation	Year of Acquisition	Depreciation Life
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Hyatt Regency Boston Boston, Massachusetts	$88,601	$—	$71,462	$10,890	$75	$82,277	$82,352	$12,094	2010	40 years
Hilton Checkers Los Angeles Los Angeles, California	30,480	9,010	32,710	2,164	9,030	34,854	43,884	4,942	2010	40 years
Boston Marriott Newton Newton, Massachusetts	56,221	11,800	56,450	2,112	11,998	58,364	70,362	7,816	2010	40 years
Le Meridien San Francisco San Francisco, California	86,979	28,737	100,734	5,003	28,768	105,706	134,474	13,528	2010	40 years
Homewood Suites Seattle Convention Center Seattle, Washington	—	6,266	44,004	783	6,267	44,786	51,053	5,276	2011	40 years
W Chicago – City Center Chicago, Illinois	88,008	29,800	93,464	6,714	29,800	100,178	129,978	12,156	2011	40 years
Hotel Indigo San Diego Gaslamp Quarter San Diego, California	—	8,300	43,000	707	8,308	43,699	52,007	4,967	2011	40 years
Courtyard Washington Capitol Hill/Navy Yard Washington, DC	34,491	9,661	57,930	1,483	9,661	59,413	69,074	6,740	2011	40 years
Hotel Adagio San Francisco, Autograph Collection San Francisco, California	—	7,900	33,973	5,812	7,914	39,771	47,685	5,053	2011	40 years
Denver Marriott City Center Denver, Colorado	66,285	3,500	118,209	5,295	4,076	122,928	127,004	13,090	2011	40 years
Hyatt Herald Square New York New York, New York	(1)	14,350	36,325	6,007	14,365	42,317	56,682	4,145	2011	40 years
W Chicago – Lakeshore Chicago, Illinois	—	40,000	80,800	26,729	40,134	107,395	147,529	9,776	2012	40 years
Hyatt Regency Mission Bay Spa and Marina San Diego, California	—	—	57,633	1,773	—	59,406	59,406	4,950	2012	40 years
The Hotel Minneapolis, Autograph Collection Minneapolis, Minnesota	—	2,350	39,988	363	2,350	40,351	42,701	3,204	2012	40 years
Hyatt Place New York Midtown South New York, New York	(1)	18,470	55,002	243	18,477	55,238	73,715	3,917	2013	40 years
W New Orleans – French Quarter New Orleans, Louisiana	—	4,092	19,468	71	4,097	19,534	23,631	1,347	2013	40 years
Le Meridien New Orleans New Orleans, Louisiana	—	4,700	54,875	16,262	4,700	71,137	75,837	4,813	2013	40 years
Hyatt Fisherman's Wharf San Francisco, California	—	24,200	74,400	4,795	24,200	79,195	103,395	5,043	2013	40 years
Hyatt Santa Barbara Santa Barbara, California	—	31,000	24,604	2,773	31,010	27,367	58,377	1,661	2013	40 years
JW Marriott San Francisco Union Square San Francisco, California	—	—	139,150	81	—	139,231	139,231	4,353	2014	40 years
Royal Palm South Beach Miami, a Tribute Portfolio Resort Miami Beach, Florida	125,000	40,100	222,230	155	40,110	222,375	262,485	4,635	2015	40 years
Ace Hotel and Theater Downtown Los Angeles Los Angeles, California	—	24,362	72,268	10	24,362	72,278	96,640	1,205	2015	40 years
Totals	$666,065	$318,598	$1,528,679	$100,225	$319,702	$1,627,800	$1,947,502	$134,711

(1)	This hotel secures a mortgage loan issued in July 2014, which had an outstanding principal balance of $90,000 as of December 31, 2015.

Notes:

(a)    The change in total cost of real estate assets for the years ended December 31, 2015, 2014 and 2013 is as follows:

Balance as of December 31, 2012	$1,077,185
Acquisitions	310,811
Capital expenditures and transfers from construction-in-progress	10,810
Balance as of December 31, 2013	1,398,806
Acquisition	139,150
Capital expenditures and transfers from construction-in-progress	53,710
Disposition	(24,424)
Balance as of December 31, 2014	1,567,242
Acquisitions	358,960
Capital expenditures and transfers from construction-in-progress	21,300
Balance as of December 31, 2015	$1,947,502

(b)    The change in accumulated depreciation and amortization of real estate assets for the years ended December 31, 2015, 2014 and 2013 is as follows:

Balance as of December 31, 2012	$34,066
Depreciation and amortization	27,391
Balance as of December 31, 2013	61,457
Depreciation and amortization	32,012
Disposition	(1,728)
Balance as of December 31, 2014	91,741
Depreciation and amortization	42,970
Balance as of December 31, 2015	$134,711