Form 10-Q
period 2016-03-31
Chesapeake Lodging Trust
filed 2016-04-28
CIK 1473078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________
FORM 10-Q
________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
As of April 22, 2016, there were 60,083,747 shares of the registrant’s common shares issued and outstanding.

CHESAPEAKE LODGING TRUST

PART I

Item 1.	Financial Statements

CHESAPEAKE LODGING TRUST
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Property and equipment, net	$1,912,310	$1,926,944
Intangible assets, net	36,269	36,414
Cash and cash equivalents	46,955	50,544
Restricted cash	43,129	40,361
Accounts receivable, net of allowance for doubtful accounts of $148 and $172, respectively	21,587	15,603
Prepaid expenses and other assets	23,662	17,900
Total assets	$2,083,912	$2,087,766

LIABILITIES AND SHAREHOLDERS’ EQUITY
Long-term debt	$777,512	$769,748
Accounts payable and accrued expenses	65,409	62,683
Other liabilities	45,794	45,778
Total liabilities	888,715	878,209
Commitments and contingencies (Note 11)
Preferred shares, $.01 par value; 100,000,000 shares authorized; Series A Cumulative Redeemable Preferred Shares; 5,000,000 shares issued and outstanding, respectively ($127,422 liquidation preference)	50	50
Common shares, $.01 par value; 400,000,000 shares authorized; 60,083,747 shares and 59,659,522 shares issued and outstanding, respectively	601	597
Additional paid-in capital	1,300,053	1,297,877
Cumulative dividends in excess of net income	(105,060)	(88,675)
Accumulated other comprehensive loss	(447)	(292)
Total shareholders’ equity	1,195,197	1,209,557
Total liabilities and shareholders’ equity	$2,083,912	$2,087,766
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2016	2015
REVENUE
Rooms	$103,772	$81,594
Food and beverage	30,555	23,398
Other	6,284	4,298
Total revenue	140,611	109,290

EXPENSES
Hotel operating expenses:
Rooms	25,501	21,100
Food and beverage	22,766	18,466
Other direct	1,558	1,333
Indirect	50,580	43,005
Total hotel operating expenses	100,405	83,904
Depreciation and amortization	18,484	14,927
Air rights contract amortization	130	130
Corporate general and administrative	5,266	4,577
Hotel acquisition costs	—	369
Total operating expenses	124,285	103,907
Operating income	16,326	5,383
Interest expense	(8,210)	(7,179)
Income (loss) before income taxes	8,116	(1,796)
Income tax benefit	1,954	3,348
Net income	10,070	1,552
Preferred share dividends	(2,422)	(2,422)
Net income (loss) available to common shareholders	$7,648	$(870)

Net income (loss) available per common share–basic and diluted	$0.13	$(0.02)
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Net income	$10,070	$1,552
Other comprehensive loss:
Unrealized losses on cash flow hedge instruments	(318)	(747)
Reclassification of unrealized losses on cash flow hedge instruments to interest expense	163	61
Comprehensive income	$9,915	$866
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Preferred Shares		Common Shares		Additional Paid-In Capital	Cumulative Dividends in Excess of Net Income	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount				Total

Balances at December 31, 2015	5,000,000	$50	59,659,522	$597	$1,297,877	$(88,675)	$(292)	$1,209,557
Repurchase of common shares	—	—	(7,854)	—	(194)	—	—	(194)
Issuance of restricted common shares	—	—	431,276	4	(4)	—	—	—
Issuance of unrestricted common shares	—	—	803	—	21	—	—	21
Amortization of deferred compensation	—	—	—	—	2,353	—	—	2,353
Declaration of dividends on common shares	—	—	—	—	—	(24,033)	—	(24,033)
Declaration of dividends on preferred shares	—	—	—	—	—	(2,422)	—	(2,422)
Net income	—	—	—	—	—	10,070	—	10,070
Other comprehensive loss	—	—	—	—	—	—	(155)	(155)
Balances at March 31, 2016	5,000,000	$50	60,083,747	$601	$1,300,053	$(105,060)	$(447)	$1,195,197
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$10,070	$1,552
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,484	14,927
Air rights contract amortization	130	130
Deferred financing costs amortization	466	474
Share-based compensation	2,374	1,792
Other	(221)	(146)
Changes in assets and liabilities:
Accounts receivable, net	(5,984)	(3,711)
Prepaid expenses and other assets	(2,562)	(5,973)
Accounts payable and accrued expenses	2,323	(2,531)
Other liabilities	(11)	(10)
Net cash provided by operating activities	25,069	6,504
Cash flows from investing activities:
Acquisition of hotel, net of cash acquired	—	(153,592)
Deposit on hotel acquisition	—	(6,150)
Improvements and additions to hotels	(3,850)	(12,917)
Change in restricted cash	(2,768)	2,631
Net cash used in investing activities	(6,618)	(170,028)
Cash flows from financing activities:
Proceeds from sale of common shares, net of underwriting fees	—	153,962
Payment of offering costs related to sale of common shares	—	(184)
Borrowings under revolving credit facility	25,000	190,000
Repayments under revolving credit facility	(15,000)	(155,000)
Scheduled principal payments on mortgage debt	(2,649)	(2,584)
Payment of deferred financing costs	—	(2,321)
Deposit on loan application	(3,200)	—
Payment of dividends to common shareholders	(23,575)	(16,281)
Payment of dividends to preferred shareholders	(2,422)	(2,422)
Repurchase of common shares	(194)	(1,690)
Net cash provided by (used in) financing activities	(22,040)	163,480
Net decrease in cash	(3,589)	(44)
Cash and cash equivalents, beginning of period	50,544	29,326
Cash and cash equivalents, end of period	$46,955	$29,282
Supplemental disclosure of cash flow information:
Cash paid for interest	$7,755	$6,327
Cash paid for income taxes	$91	$17
Assumption of mortgage debt related to hotel acquisition	$—	$125,000
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Organization and Description of Business
Chesapeake Lodging Trust (the “Trust”) is a self-advised real estate investment trust (“REIT”) that was organized in the state of Maryland in June 2009. The Trust is focused on investments primarily in upper-upscale hotels in major business and convention markets and, on a selective basis, premium select-service hotels in urban settings or unique locations in the United States of America (“U.S.”). The Trust completed its initial public offering (“IPO”) in January 2010. The Trust owned no hotels nor had any operations prior to its IPO. As of March 31, 2016, the Trust owned 22 hotels with an aggregate of 6,699 rooms in nine states and the District of Columbia.
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

2. Summary of Significant Accounting Policies
Basis of Presentation—The interim consolidated financial statements presented herein include all of the accounts of Chesapeake Lodging Trust and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation as a result of adopting a new accounting pronouncement relating to debt issuance costs. See "Recent Accounting Pronouncements" for additional information.
The information in these interim consolidated financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal, recurring nature unless disclosed otherwise. These interim consolidated financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission (“SEC”) and do not include all of the information and disclosures required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Trust's Form 10-K for the year ended December 31, 2015.
Cash and Cash Equivalents—The Trust considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.
Restricted Cash—Restricted cash includes reserves held in escrow for normal replacements of furniture, fixtures and equipment (“FF&E”), property improvement plans (each, a "PIP"), real estate taxes, and insurance pursuant to certain requirements in the Trust’s hotel management, franchise, and loan agreements.
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

The Trust reviews its hotels for impairment whenever events or changes in circumstances indicate that the carrying values of the hotels may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the hotels due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel’s estimated fair market value is recorded and an impairment loss is recognized. No impairment losses have been recognized related to any hotels for the three months ended March 31, 2016 and 2015.
The Trust classifies a hotel as held for sale in the period in which it has made the decision to dispose of the hotel, a binding agreement to purchase the hotel has been signed under which the buyer has committed a significant amount of nonrefundable cash, and no significant financing contingencies exist which could cause the transaction not to be completed in a timely manner. If these criteria are met, depreciation and amortization of the hotel will cease and an impairment loss will be recognized if the fair value of the hotel, less the costs to sell, is lower than the carrying amount of the hotel. If the sale represents a strategic shift that has (or will have) a major effect on the Trust's operations and financial results, the Trust will classify the loss, together with the related operating results, as discontinued operations in the consolidated statements of operations and will classify the related assets and liabilities as held for sale in the consolidated balance sheets. As of March 31, 2016, the Trust had no assets held for sale or liabilities related to assets held for sale.
Revenue Recognition—Revenues from operations of the hotels are recognized when the services are provided. Revenues consist of room sales, food and beverage sales, and other hotel department revenues, such as parking, marina, theater, telephone, and gift shop sales.
Prepaid Expenses and Other Assets—Prepaid expenses and other assets consist of prepaid real estate taxes, prepaid insurance, deposits on hotel acquisitions and loan applications, deferred franchise costs, inventories, deferred tax assets, and other assets.
Deferred Financing Costs—Deferred financing costs are recorded at cost and consist of loan fees and other costs incurred in issuing debt. Amortization of deferred financing costs is computed using a method that approximates the effective interest method over the term of the related debt and is included in interest expense in the consolidated statements of operations. Unamortized deferred financing costs are included as a direct deduction from long-term debt in the consolidated balance sheets.
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
Recent Accounting Pronouncements—In April 2015, the Financial Accounting Standards Board ("FASB") issued updated accounting guidance for the presentation of debt issuance costs in the consolidated balance sheets. Under the new accounting guidance, debt issuance costs are shown as a direct deduction from the related debt liability rather than as an asset in the consolidated balance sheet. The amortization of the costs will continue to be included in interest expense in the consolidated statement of operations. The new accounting guidance is effective for interim and annual periods beginning on or after December 15, 2015 and is to be applied on a retrospective basis. The Trust adopted the new accounting guidance on January 1, 2016. As a result, $6.5 million of unamortized deferred financing costs, which was previously presented as an asset as of December 31, 2015, is now presented within long-term debt. This reclassification had no effect on previously reported results of operations or retained earnings. The Trust does not believe that the adoption of this guidance has a material impact on the consolidated financial statements.

3. Acquisitions
The Trust has acquired the following hotels since January 1, 2015 (in thousands, except rooms data):

Hotel	Location	Rooms	Net Assets Acquired	Acquisition Date
Royal Palm South Beach Miami, a Tribute Portfolio Resort(1)	Miami Beach, FL	393	$153,662	March 9, 2015
Ace Hotel and Theater Downtown Los Angeles	Los Angeles, CA	182	101,687	April 30, 2015
		575	$255,349

(1)
As part of the acquisition, the Trust assumed a $125.0 million term loan with a carrying value that approximated its fair value at the date of acquisition. See Note 6, "Long-Term Debt," for additional information related to the term loan.

The allocation of the purchase prices to the assets acquired and liabilities assumed based on their fair values was as follows (in thousands):

2015 Acquisitions
Land and land improvements	$64,462
Buildings	294,498
Furniture, fixtures and equipment	20,518
Cash	100
Accounts receivable, net	1,823
Prepaid expenses and other assets	3,162
Accounts payable and accrued expenses	(4,089)
Other liabilities	(125)
Mortgage loan	(125,000)
Net assets acquired	$255,349

4. Property and Equipment
Property and equipment as of March 31, 2016 and December 31, 2015 consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Land and land improvements	$319,755	$319,702
Buildings and leasehold improvements	1,629,003	1,628,124
Furniture, fixtures and equipment	192,528	191,092
Construction-in-progress	4,758	3,276
	2,146,044	2,142,194
Less: accumulated depreciation and amortization	(233,734)	(215,250)
Property and equipment, net	$1,912,310	$1,926,944

5. Intangible Assets and Liability
Intangible assets and liability as of March 31, 2016 and December 31, 2015 consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Intangible assets:
Air rights contract(1)	$36,105	$36,105
Favorable ground leases(2)	3,568	3,568
	39,673	39,673
Less: accumulated amortization	(3,404)	(3,259)
Intangible assets, net	$36,269	$36,414

Intangible liability:
Unfavorable contract liability(2)	$14,236	$14,236
Less: accumulated amortization	(1,766)	(1,668)
Intangible liability, net (included within other liabilities)	$12,470	$12,568

(1)
In conjunction with the acquisition of the Hyatt Regency Boston on March 18, 2010, the Trust acquired an air rights contract which expires in September 2079 and that requires no payments through maturity. The Trust recorded the fair value of the air rights contract of $36.1 million as an intangible asset and is amortizing the value over the term of the contract.

(2)
In conjunction with the acquisition of the Denver Marriott City Center on October 3, 2011, the Trust assumed three lease agreements for land parcels underlying a portion of the hotel with initial terms ending July 2068, February 2072 and April 2072. The Trust concluded that the terms of two of the three ground leases were below market terms and recorded an aggregate of $4.8 million of favorable ground lease assets at the time. On July 29, 2014, the Trust terminated one of the two ground leases with below market terms in connection with acquiring the associated land parcel. The Trust is amortizing the remaining favorable ground lease asset over the life of the respective lease and including within indirect hotel operating expenses in the interim consolidated statements of operations. Also in conjunction with the acquisition of the Denver Marriott City Center, the Trust assumed a management contract with a non-cancelable term ending December 2047. The Trust concluded that the management agreement terms were above market terms and recorded a $14.2 million unfavorable contract liability, which the Trust is amortizing over the remaining non-cancelable term and including within indirect hotel operating expenses in the interim consolidated statements of operations.

6. Long-Term Debt
Long-term debt as of March 31, 2016 and December 31, 2015 consisted of the following (in thousands):

	Origination	Original Principal Amount		Interest Rate	Principal Amortization Period	March 31,	December 31,
			Maturity			2016	2015
Revolving credit facility(1)	July 2010	n/a	March 2019	Floating	n/a	$120,000	$110,000
Term loan:
Royal Palm South Beach Miami, a Tribute Portfolio Resort(2)	March 2015	$125,000	March 2017	Floating	n/a	125,000	125,000
Other mortgage loans:
Hyatt Regency Boston	June 2011	$95,000	July 2016	5.01%	30	88,190	88,601
Courtyard Washington Capitol Hill/Navy Yard(3)	June 2011	$37,497	November 2016	5.90%	30	34,294	34,491
Boston Marriott Newton	May 2013	$60,000	June 2020	3.63%	25	55,822	56,221
Le Meridien San Francisco	July 2013	$92,500	August 2020	3.50%	25	86,357	86,979
Denver Marriott City Center(4)	July 2012	$70,000	August 2022	4.90%	30	65,982	66,285
Hilton Checkers Los Angeles	February 2013	$32,000	March 2023	4.11%	30	30,331	30,480
W Chicago – City Center	July 2013	$93,000	August 2023	4.25%	25	87,440	88,008
Hyatt Herald Square New York/Hyatt Place New York Midtown South(5)	July 2014	$90,000	July 2024	4.30%	30	90,000	90,000
						783,416	776,065
Unamortized premium(3)						123	176
Unamortized deferred financing costs						(6,027)	(6,493)
Long-term debt						$777,512	$769,748

(1)
The Trust may exercise an option to extend the maturity by one year, subject to certain customary conditions. As of March 31, 2016, the interest rate in effect was 2.00%. See below for additional information related to the revolving credit facility.

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
The amount that the Trust can borrow under the revolving credit facility is based on the value of the Trust's hotels included in the borrowing base, as defined in the amended credit agreement. As of March 31, 2016, the borrowing base included 11 of the Trust's hotels providing borrowing availability of $300.0 million under the revolving credit facility, of which $180.0 million remained available. The amended credit agreement contains more favorable financial covenants, including the leverage ratio and minimum tangible net worth requirement, as compared to those in effect prior to the amendment, and has additional financial covenants typically found in similar unsecured revolving credit facilities, including a consolidated secured debt ratio, an unsecured leverage ratio and an unsecured debt service coverage ratio.
Other
Certain of the Trust's mortgage loan agreements contain standard financial covenants relating to coverage ratios and standard provisions that require loan servicers to maintain escrow accounts for certain items, including real estate taxes, insurance premiums, and normal replacements of FF&E.
As of March 31, 2016, the Trust was in compliance with all financial covenants under its borrowing arrangements. As of March 31, 2016, the Trust’s weighted-average interest rate on its long-term debt was 3.85%. Future scheduled principal payments of debt obligations (assuming no exercise of extension options) as of March 31, 2016 are as follows (in thousands):

Year	Amounts
2016	$129,260
2017	135,074
2018	10,493
2019	130,930
2020	132,393
Thereafter	245,266
$783,416

7. Earnings Per Share
The following is a reconciliation of the amounts used in calculating basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2016	2015
Numerator:
Net income (loss) available to common shareholders	$7,648	$(870)
Less: Dividends declared on unvested time-based awards	(144)	(137)
Less: Undistributed earnings allocated to unvested time-based awards	—	—
Net income (loss) available to common shareholders, excluding amounts attributable to unvested time-based awards	$7,504	$(1,007)

Denominator:
Weighted-average number of common shares outstanding–basic	58,681,525	54,178,494
Effect of dilutive unvested performance-based awards	565,694	—
Weighted-average number of common shares outstanding–diluted	59,247,219	54,178,494

Net income (loss) available per common share–basic and diluted	$0.13	$(0.02)

For the three months ended March 31, 2016 and 2015, 278,271 unvested performance-based awards and 722,305 unvested performance-based awards, respectively, were excluded from diluted weighted-average common shares outstanding as the awards either had not achieved the specific levels of relative total shareholder return required for vesting at each period end or their effect would have been anti-dilutive.

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
On September 6, 2013, the Trust entered into sales agreements with two sales agents, pursuant to which the Trust may issue and sell up to $100.0 million in the aggregate of its common shares through a continuous at-the-market offering or other methods (the “ATM program”). The Trust did not sell any common shares under the ATM program during the three months ended March 31, 2016. As of March 31, 2016, $76.0 million of common shares remained available for issuance under the ATM program.
On March 27, 2015, the Trust completed an underwritten public offering of 4,600,000 common shares at a price of $33.47 per share, including 600,000 shares sold pursuant to the underwriter's exercise of its option to purchase additional shares. After deducting underwriting fees and offering costs, the Trust generated net proceeds of $153.7 million.
On September 29, 2015, the Trust's board of trustees authorized a share repurchase program pursuant to which the Trust may acquire up to $100.0 million of its common shares. The repurchase program authorizes the Trust to repurchase its common shares from time to time through open market purchases, negotiated transactions or other means, in accordance with applicable securities laws and other restrictions. The repurchase program expires in September 2018, but may be suspended or discontinued at any time, and does not obligate the Trust to acquire any particular amount of its shares. As of March 31, 2016, $100.0 million remained available for the repurchase of common shares.
For the three months ended March 31, 2016, the Trust issued 803 unrestricted common shares and 431,276 restricted common shares to its trustees and employees. For the three months ended March 31, 2016, the Trust repurchased 7,854 common shares from employees to satisfy the minimum statutory tax withholding requirements related to the vesting of their previously granted restricted common shares. As of March 31, 2016, the Trust had 60,083,747 common shares outstanding.
For the three months ended March 31, 2016, the Trust paid or its board of trustees declared the following dividends per common share:

	Record Date	Payment Date	Dividend Per Common Share
Fourth Quarter 2015	December 31, 2015	January 15, 2016	$0.40
First Quarter 2016	March 31, 2016	April 15, 2016	$0.40
Preferred Shares—The Trust is authorized to issue up to 100,000,000 preferred shares, $.01 par value per share. The Trust’s board of trustees is required to set for each class or series of preferred shares the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption. As of March 31, 2016, the Trust had 5,000,000 shares of its 7.75% Series A Cumulative Redeemable Preferred Shares outstanding.
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
For the three months ended March 31, 2016, the Trust paid or its board of trustees declared the following dividends per preferred share:

	Record Date	Payment Date	Dividend Per Series A Cumulative Redeemable Preferred Share
Fourth Quarter 2015	December 31, 2015	January 15, 2016	$0.484375
First Quarter 2016	March 31, 2016	April 15, 2016	$0.484375
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
The Trust initially reserved 454,657 common shares for issuance under the Plan at its establishment. In May 2012, the Trust’s common shareholders approved an amendment to the Plan such that the number of shares available for issuance under the Plan was increased by 2,750,000. Shares that are issued under the Plan to any person pursuant to an award are counted against this limit as one share for every one share granted. If any shares covered by an award are not purchased or are forfeited, if an award is settled in cash, or if an award otherwise terminates without delivery of any shares, then the number of common shares counted against the aggregate number of shares available under the Plan with respect to the award will, to the extent of any such forfeiture or termination, again be available for making awards under the Plan. As of March 31, 2016, subject to increases that may result in the case of any future forfeiture or termination of currently outstanding awards, 836,882 common shares were reserved and available for future issuances under the Plan.
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
For the three months ended March 31, 2016, the Trust granted 431,276 restricted common shares to certain employees, of which 145,359 shares were time-based awards and 285,917 shares were performance-based awards (the “2016 Performance-Based Awards”). The time-based awards are eligible to vest at the annual rate of one-third of the number of restricted shares granted commencing on the first anniversary of their issuance. The 2016 Performance-Based Awards are eligible to vest at December 31, 2018. Dividends on the 2016 Performance-Based Awards accrue, but are not paid unless the related shares vest. The fair value of the 2016 Performance-Based Awards was $10.54 per share and was determined using a Monte Carlo simulation with the following assumptions: volatility of 21.04%; an expected term equal to the requisite service period for the awards; and a risk-free interest rate of 1.38%.
The actual number of shares under the 2016 Performance-Based Awards that vest will be based on the Trust’s total shareholder return (“TSR”), as defined in the restricted share agreements, measured over a three-year performance period ending December 31, 2018, relative to the total return generated by the SNL US Hotel REIT Index prepared by SNL Financial

LC (the “Index”). The payout schedule for the 2016 Performance-Based Awards is as follows, with linear interpolation for performance between 67% and 100%, and between 100% and 133% of the Index:

Trust TSR as % of Index Total Return	Payout (% of Maximum)
<67%	0%
67%	25%
100%	50%
≥133%	100%
If the Trust’s TSR is negative for the performance period, no shares under the 2016 Performance-Based Awards will vest. If the Trust’s TSR is positive for the performance period and the total return of the Index is negative, 100% of the shares subject to vesting under the 2016 Performance-Based Awards will vest.
As of March 31, 2016, there was approximately $13.8 million of unrecognized share-based compensation expense related to restricted common shares. The unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 2.0 years.
The following is a summary of the Trust’s restricted common share activity for the three months ended March 31, 2016:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Restricted common shares as of December 31, 2015	1,057,270	$17.40
Granted	431,276	$15.26
Vested	(120,711)	$27.12
Forfeited	—	$—
Restricted common shares as of March 31, 2016	1,367,835	$15.87

10. Fair Value Measurements and Derivative Instrument
The following table sets forth the Trust’s financial assets and liabilities measured at fair value by level within the fair value hierarchy (in thousands). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at March 31, 2016
	Total	Level 1	Level 2	Level 3
Liabilities:
Interest rate swap (included within other liabilities)	$447	$—	$447	$—
	$447	$—	$447	$—
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
The Trust’s financial instruments in addition to those disclosed in the table above include cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, and long-term debt. The carrying values reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses approximate fair value. The Trust estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument using estimated market rates of debt instruments with similar maturities and credit profiles. These inputs are classified as Level 3 within the fair value hierarchy. As of March 31, 2016, the carrying value reported in the consolidated balance sheet for the Trust's long-term debt approximated its fair value.

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
Franchise Agreements—As of March 31, 2016, 12 of the Trust’s hotels operated pursuant to franchise agreements with hotel brand companies and 10 hotels operated pursuant to management agreements with hotel brand companies that allowed them to operate under their respective brands. Under the 12 franchise agreements, the Trust generally pays a royalty fee ranging from 3% to 6% of room revenues and up to 3% of food and beverage revenues, plus additional fees for marketing, central reservation systems, and other franchisor costs that amount to between 1% and 5% of room revenues.
Ground Lease Agreements—The Trust leases the land underlying the Hyatt Regency Mission Bay Spa and Marina pursuant to a lease agreement, which has an initial term ending January 2056. Rent due under the lease agreement is the greater of base rent or percentage rent. Base rent is currently $2.3 million per year. Base rent resets every three years over the remaining term of the lease equal to 75% of the average of the actual rent paid over the two years preceding the base rent reset year. The next base rent reset year is 2019. Annual percentage rent is calculated based on various percentages of the hotel's various sources of revenue, including room, food and beverage, and marina rentals, earned during the period.
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

12. Subsequent Events
On April 6, 2016, the Trust prepaid without penalty its mortgage loan secured by the Hyatt Regency Boston, which had an outstanding principal balance at the time of $88.2 million, with a borrowing under its revolving credit facility. The Trust is currently in discussions with a lender on obtaining a commitment for a new mortgage loan to be secured by the Hyatt Regency Boston.
On April 14, 2016, the Trust sold the separate, five-room villa building and related land parcel at the Hyatt Centric Santa Barbara for $2.1 million. The Trust expects to recognize an approximate $0.6 million gain on sale of hotel in the second quarter of 2016.

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
These risks and uncertainties, together with the information contained in our Form 10-K for the year ended December 31, 2015 under the caption “Risk Factors,” should be considered in evaluating any forward-looking statement contained in this report or incorporated by reference herein. All forward-looking statements speak only as of the date of this report. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are qualified by the cautionary statements in this section. We undertake no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report, except as required by law.

Overview
The Trust was organized as a self-advised REIT in the state of Maryland in June 2009, with a focus on investments primarily in upper-upscale hotels in major business and convention markets and, on a selective basis, premium select-service hotels in urban settings or unique locations in the U.S. We completed our IPO in January 2010 and own the following 22 hotels as of the date of this filing:

Hotel		Location	Rooms	Acquisition Date
1	Hyatt Regency Boston	Boston, MA	502	March 18, 2010
2	Hilton Checkers Los Angeles	Los Angeles, CA	193	June 1, 2010
3	Boston Marriott Newton	Newton, MA	430	July 30, 2010
4	Le Meridien San Francisco	San Francisco, CA	360	December 15, 2010
5	Homewood Suites Seattle Convention Center	Seattle, WA	195	May 2, 2011
6	W Chicago – City Center	Chicago, IL	403	May 10, 2011
7	Hotel Indigo San Diego Gaslamp Quarter	San Diego, CA	210	June 17, 2011
8	Courtyard Washington Capitol Hill/Navy Yard	Washington, DC	204	June 30, 2011
9	Hotel Adagio San Francisco, Autograph Collection	San Francisco, CA	171	July 8, 2011
10	Denver Marriott City Center	Denver, CO	613	October 3, 2011
11	Hyatt Herald Square New York	New York, NY	122	December 22, 2011
12	W Chicago – Lakeshore	Chicago, IL	520	August 21, 2012
13	Hyatt Regency Mission Bay Spa and Marina	San Diego, CA	429	September 7, 2012
14	The Hotel Minneapolis, Autograph Collection	Minneapolis, MN	222	October 30, 2012
15	Hyatt Place New York Midtown South	New York, NY	185	March 14, 2013
16	W New Orleans – French Quarter	New Orleans, LA	97	March 28, 2013
17	Le Meridien New Orleans	New Orleans, LA	410	April 25, 2013
18	Hyatt Centric Fisherman's Wharf	San Francisco, CA	316	May 31, 2013
19	Hyatt Centric Santa Barbara	Santa Barbara, CA	200	June 27, 2013
20	JW Marriott San Francisco Union Square	San Francisco, CA	337	October 1, 2014
21	Royal Palm South Beach Miami, a Tribute Portfolio Resort	Miami Beach, FL	393	March 9, 2015
22	Ace Hotel and Theater Downtown Los Angeles	Los Angeles, CA	182	April 30, 2015
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

Executive Summary
Our hotel portfolio generated RevPAR growth of 10.1% during the first quarter of 2016 as compared to the first quarter of 2015, driven by an increase in occupancy of 6.8 percentage points and an increase in ADR of 0.7%. Our hotel portfolio significantly outperformed the U.S. industry average RevPAR growth of 2.7%, as reported by STR. We saw solid demand at our hotels during the first quarter of 2016, particularly those located in San Francisco, Los Angeles, Boston, and New Orleans. Growth at certain of our hotels located in San Francisco and Boston were also positively impacted as a result of those hotels being under renovation in the first quarter of 2015. Our hotels located in Chicago were negatively impacted during the first quarter of 2016 as a result of an unfavorable convention calendar for the market as compared to the first quarter of 2015.
Our hotel portfolio generated an increase in Adjusted Hotel EBITDA of 26.5% during the first quarter of 2016 as compared to the first quarter of 2015. Although the increase in RevPAR was primarily a result of an increase in occupancy, our hotel managers were able to either limit increases in or decrease certain expenses to partially offset the increase in variable operating expenses associated with the higher occupancy levels, resulting in an increase in Adjusted Hotel EBITDA Margin of 360 basis points to 28.5%.
We expect operating trends for our hotel portfolio to benefit from the completion in the first half of 2015 of guestroom renovations at three of our hotels located in San Francisco and Boston and from investments made in 2014 for the comprehensive renovations of the W Chicago – Lakeshore, the Le Meridien New Orleans, and the Hyatt Herald Square New York. We believe future revenue growth will be led by increases in ADR given our hotel portfolio is currently operating at high levels of occupancy, which should result in profitability growth.

Results of Operations
Comparison of three months ended March 31, 2016 and 2015
Results of operations for the three months ended March 31, 2016 include the operating activity of 22 hotels for the full period, whereas the results of operations for the three months ended March 31, 2015 include the operating activity of 20 hotels for the full period and one hotel for part of the period. We use the term “comparable hotel portfolio” to refer to those hotels owned for the entirety of the two periods being compared and the term “non-comparable hotel portfolio” to refer to those hotels acquired or sold in either of the two periods being compared. The comparable hotel portfolio for the three months ended March 31, 2016 and 2015 includes 20 of the 22 hotels owned as of March 31, 2016.
Revenues—Total revenue for the three months ended March 31, 2016 was $140.6 million, of which $118.5 million was contributed by the comparable hotel portfolio and $22.1 million was contributed by the non-comparable hotel portfolio. Total revenue for the three months ended March 31, 2015 was $109.3 million, of which $105.7 million was contributed by the comparable hotel portfolio and $3.6 million was contributed by the non-comparable hotel portfolio. The increase in total revenue for the comparable hotel portfolio was $12.8 million. We experienced increased demand for rooms from corporate and leisure transient customers, particularly at our hotels located in San Francisco, Los Angeles, Boston and New Orleans, and from group customers at our hotels located in San Francisco, which was driven by a favorable convention calendar for this market during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The Hyatt Regency Boston, the Le Meridien San Francisco, and the Hyatt Centric Fisherman's Wharf also experienced significant increases in total revenue due to the fact that the hotels were undergoing comprehensive renovations during the three months ended March 31, 2015. The aforementioned increases in total revenue were offset partially by weaker demand from customers at our hotels located in Chicago, which was driven primarily by an unfavorable convention calendar for this market as compared to the three months ended March 31, 2015.
Hotel operating expenses—Hotel operating expenses, excluding depreciation and amortization, for the three months ended March 31, 2016 was $100.4 million, of which $88.2 million was contributed by the comparable hotel portfolio and $12.2 million was contributed by the non-comparable hotel portfolio. Hotel operating expenses, excluding depreciation and amortization, for the three months ended March 31, 2015 was $83.9 million, of which $82.2 million was contributed by the comparable hotel portfolio and $1.7 million was contributed by the non-comparable hotel portfolio. The increase in total hotel operating expenses for the comparable hotel portfolio of $6.0 million was primarily a result of the increase in corresponding total revenue for the comparable hotel portfolio. Specifically driving the increase in total hotel operating expenses were rooms expense, food and beverage expense and the following indirect hotel operating expenses: general and administrative, sales and marketing, repairs and maintenance, franchise fees, and management fees. Credit card commissions (included within general and administrative), brand marketing fees (included within sales and marketing), franchise fees and management fees are all variable hotel operating expenses calculated as a percentage of revenue and therefore, increased commensurate with the increase in total revenues.
Depreciation and amortization—Depreciation and amortization expense for the three months ended March 31, 2016 and 2015 was $18.5 million and $14.9 million, respectively. The increase in depreciation and amortization expense was primarily attributable to the acquisitions of the Royal Palm South Beach Miami, a Tribute Portfolio Resort in March 2015 and the Ace Hotel and Theater Downtown Los Angeles in April 2015.
Air rights contract amortization—Air rights contract amortization expense associated with the Hyatt Regency Boston for each of the three months ended March 31, 2016 and 2015 was $0.1 million.
Corporate general and administrative—Corporate general and administrative expense for the three months ended March 31, 2016 and 2015 was $5.3 million and $4.6 million, respectively. Included in corporate general and administrative expense for the three months ended March 31, 2016 and 2015 was $2.4 million and $1.8 million, respectively, of non-cash share-based compensation expense. The increase in corporate general and administrative expenses is primarily related to an increase in non-cash share-based compensation expense related to restricted common shares granted to employees.
Interest expense—Interest expense for the three months ended March 31, 2016 and 2015 was $8.2 million and $7.2 million, respectively. The increase is primarily related to the increase in long-term debt outstanding, reflecting the use of debt to partially fund the acquisitions of the Royal Palm South Beach Miami, a Tribute Portfolio Resort in March 2015 and the Ace Hotel and Theater Downtown Los Angeles in April 2015.
Income tax benefit—Income tax benefit for the three months ended March 31, 2016 and 2015 was $2.0 million and $3.3 million, respectively. Income tax benefit is directly related to taxable losses generated by our TRSs during the period.
Hotel operating results
We assess the operating performance of our hotels irrespective of the hotel owner during the periods compared. We use the term "pro forma" to refer to metrics that include, or comparisons of metrics that are based on, the operating results of hotels under previous ownership for either a portion of or the entire period. Since two of our hotels owned as of March 31, 2016 were acquired during 2015, the key operating metrics below reflect the pro forma operating results for those hotels for all, or a certain period, of the three months ended March 31, 2015. Included in the following table are comparisons of occupancy, ADR, RevPAR, Adjusted Hotel EBITDA, and Adjusted Hotel EBITDA Margin for the hotel portfolio for the three months ended March 31, 2016 and 2015 (in thousands, except for ADR and RevPAR):

	Three Months Ended March 31,
	2016	2015(1)	Change
Occupancy	78.8%	72.0%	680 bps
ADR	$216.28	$214.86	0.7%
RevPAR	$170.35	$154.78	10.1%

Adjusted Hotel EBITDA	$40,051	$31,668	26.5%
Adjusted Hotel EBITDA Margin	28.5%	24.9%	360 bps

(1)	Includes results of operations for certain hotels prior to our acquisition.

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

The following table reconciles net income to Hotel EBITDA, Adjusted Hotel EBITDA, pro forma Adjusted Hotel EBITDA, and pro forma Adjusted Hotel EBITDA Margin for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Net income	$10,070	$1,552
Add: Interest expense	8,210	7,179
Depreciation and amortization	18,484	14,927
Air rights contract amortization	130	130
Corporate general and administrative	5,266	4,577
Hotel acquisition costs	—	369
Less: Income tax benefit	(1,954)	(3,348)
Hotel EBITDA	40,206	25,386
Less: Non-cash amortization(1)	(155)	(81)
Adjusted Hotel EBITDA	40,051	25,305
Add: Prior owner Hotel EBITDA(2)	—	6,363
Pro forma Adjusted Hotel EBITDA	$40,051	$31,668

Total revenue	$140,611	$109,290
Add: Prior owner total revenue(2)	—	18,044
Pro forma total revenue	$140,611	$127,334

Pro forma Adjusted Hotel EBITDA Margin	28.5%	24.9%

(1)	Reflects non-cash amortization of ground lease asset, deferred franchise costs, deferred key money, and unfavorable contract liability.

(2)	Reflects results of operations for certain hotels prior to our acquisition.

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
The following table reconciles net income to Corporate EBITDA and Adjusted Corporate EBITDA for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Net income	$10,070	$1,552
Add: Interest expense	8,210	7,179
Depreciation and amortization	18,484	14,927
Less: Income tax benefit	(1,954)	(3,348)
Corporate EBITDA	34,810	20,310
Add: Hotel acquisition costs	—	369
Less: Non-cash amortization(1)	(25)	49
Adjusted Corporate EBITDA	$34,785	$20,728

(1)	Reflects non-cash amortization of ground lease asset, deferred franchise costs, deferred key money, unfavorable contract liability, and air rights contract.

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
The following table reconciles net income to FFO, FFO available to common shareholders, and AFFO available to common shareholders for the three months ended March 31, 2016 and 2015 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2016	2015
Net income	$10,070	$1,552
Add: Depreciation and amortization	18,484	14,927
FFO	28,554	16,479
Less: Preferred share dividends	(2,422)	(2,422)
Dividends declared on unvested time-based awards	(144)	(137)
Undistributed earnings allocated to unvested time-based awards	—	—
FFO available to common shareholders	25,988	13,920
Add: Hotel acquisition costs	—	369
Less: Non-cash amortization(1)	(25)	49
AFFO available to common shareholders	$25,963	$14,338

FFO available per common share–basic and diluted	$0.44	$0.26

AFFO available per common share–basic and diluted	$0.44	$0.26

(1)	Reflects non-cash amortization of ground lease asset, deferred franchise costs, deferred key money, unfavorable contract liability, and air rights contract.

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

Sources and Uses of Cash
For the three months ended March 31, 2016, net cash flows from operating activities were $25.1 million; net cash flows used in investing activities were $6.6 million, including $3.9 million for improvements and additions to our hotels; and net cash flows used in financing activities were $22.0 million, including net borrowings of $10.0 million under our revolving credit facility, offset by $2.6 million in scheduled principal payments on mortgage debt, a $3.2 million deposit on a loan application, and $26.0 million in dividend payments to common and preferred shareholders. As of March 31, 2016, we had cash and cash equivalents of $47.0 million.

Liquidity and Capital Resources
We expect our primary source of cash to meet operating requirements, including payment of dividends in accordance with the REIT requirements of the U.S. federal income tax laws, payment of interest on any borrowings and funding of any capital expenditures, will be from our hotels’ results of operations and existing cash and cash equivalent balances. We currently expect that our operating cash flows will be sufficient to fund our continuing operations. We also expect to use existing restricted cash balances to partially fund any capital expenditures. We intend to incur indebtedness to supplement our investment capital and to maintain flexibility to respond to industry conditions and opportunities. We are targeting an overall debt level not to exceed 40% of the aggregate value of all of our hotels as calculated in accordance with our revolving credit facility; as of March 31, 2016, our overall debt level was 31.9% under this calculation.
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
On April 6, 2016, we prepaid without penalty our mortgage loan secured by the Hyatt Regency Boston, which had an outstanding principal balance at the time of $88.2 million, with a borrowing under our revolving credit facility. We are currently in discussions with a lender on obtaining a commitment for a new mortgage loan to be secured by the Hyatt Regency Boston.
Our mortgage loan secured by the Courtyard Washington Capitol Hill/Navy Yard matures in November 2016, but is prepayable without penalty on August 1, 2016. We expect to prepay the mortgage loan on August 1, 2016 with a borrowing under our revolving credit facility.
As of the date of this filing, we have approximately $48.0 million of cash and cash equivalents, approximately $43.0 million of restricted cash, and total borrowing availability of $300.0 million under our revolving credit facility, of which $75.0 million remained available. See Note 6, "Long-Term Debt," to our interim consolidated financial statements for additional information relating to our revolving credit facility and other long-term debt.

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
From time to time, certain of our hotels may be undergoing renovations as a result of our decision to upgrade portions of the hotels, such as guestrooms, meeting space, and/or restaurants, in order to better compete with other hotels in our markets. As of March 31, 2016, none of our hotels were undergoing comprehensive renovations. In addition, often after we acquire a hotel, we are required to complete a PIP in order to bring the hotel up to the respective franchisor’s standards. If permitted by the terms of the management agreement, funding for a renovation will first come from the FF&E reserve. To the extent that the FF&E reserve is not adequate to cover the cost of the renovation, we will fund the remaining portion of the renovation with cash and cash equivalents or available borrowings under our revolving credit facility.

Contractual Obligations
The following table sets forth our contractual obligations as of March 31, 2016, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands). There were no other material off-balance sheet arrangements at March 31, 2016.

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Revolving credit facility, including interest(1)	$127,327	$2,433	$4,867	$120,027	$—
Term loan, including interest(1)	129,337	129,337	—	—	—
Other mortgage loans, including interest	645,228	151,792	53,834	170,808	268,794
Corporate office lease	354	235	119	—	—
Ground leases(2)	212,664	4,101	8,201	8,201	192,161
	$1,114,910	$287,898	$67,021	$299,036	$460,955

(1)
Assumes no additional borrowings and interest payments are based on the interest rate in effect at March 31, 2016. Also assumes that no extension options are exercised. See the notes to our interim consolidated financial statements for additional information relating to our revolving credit facility and term loan.

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

Critical Accounting Policies
Our interim consolidated financial statements have been prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our interim consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances. All of our critical accounting policies are disclosed in our Form 10-K for the year ended December 31, 2015.

Recent Accounting Pronouncements
See Note 2, “Summary of Significant Accounting Policies,” to our interim consolidated financial statements for additional information relating to recent accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We earn interest income primarily from cash and cash equivalent balances. Based on our cash and cash equivalents as of March 31, 2016, if interest rates increase or decrease by 1.00%, our interest income will increase or decrease by approximately $0.5 million annually.

Amounts borrowed under our revolving credit facility currently bear interest at variable rates based on LIBOR plus 1.55% - 2.30% (the spread over LIBOR based on our consolidated leverage ratio). If prevailing LIBOR on any outstanding borrowings under our revolving credit facility were to increase or decrease by 1.00%, the increase or decrease in interest expense on our debt would increase or decrease future earnings and cash flows by approximately $1.2 million annually, assuming that the amount outstanding under our revolving credit facility was to remain at $120.0 million, the balance at March 31, 2016.

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
There have been no material changes from the risk factors disclosed under the caption “Risk Factors” in the Trust's Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about our purchase of our common shares during the three months ended March 31, 2016 (in thousands, except share and per share data):

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1, 2016–January 31, 2016	7,854	$24.67	—	$100,000
February 1, 2016–February 29, 2016	—	$—	—	$100,000
March 1, 2016–March 31, 2016	—	$—	—	$100,000
	7,854	$24.67	—

(1)
We provide employees, who have been issued restricted common shares, the option of selling shares to us to satisfy the minimum statutory tax withholding requirements on the date their shares vest. The common shares repurchased during the three months ended March 31, 2016 related to such repurchases.

(2)
On September 29, 2015, our board of trustees authorized a share repurchase program pursuant to which we may acquire up to $100.0 million of our common shares. The repurchase program expires in September 2018, but may be suspended or discontinued at any time, and does not obligate us to acquire any particular amount of our shares. As of March 31, 2016, we have not repurchased any common shares under the share repurchase program.

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

CHESAPEAKE LODGING TRUST

Date: April 28, 2016	By:	/S/ DOUGLAS W. VICARI
Douglas W. Vicari
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ GRAHAM J. WOOTTEN
Graham J. Wootten
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)