Form 10-Q
period 2016-06-30
Chesapeake Lodging Trust
filed 2016-07-29
CIK 1473078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________
FORM 10-Q
________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
As of July 22, 2016, there were 60,101,531 shares of the registrant’s common shares issued and outstanding.

CHESAPEAKE LODGING TRUST

PART I

Item 1.	Financial Statements

CHESAPEAKE LODGING TRUST
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Property and equipment, net	$1,897,638	$1,926,944
Intangible assets, net	36,124	36,414
Cash and cash equivalents	55,512	50,544
Restricted cash	44,231	40,361
Accounts receivable, net of allowance for doubtful accounts of $138 and $172, respectively	25,307	15,603
Prepaid expenses and other assets	21,024	17,900
Total assets	$2,079,836	$2,087,766

LIABILITIES AND SHAREHOLDERS’ EQUITY
Long-term debt	$766,667	$769,748
Accounts payable and accrued expenses	67,896	62,683
Other liabilities	45,566	45,778
Total liabilities	880,129	878,209
Commitments and contingencies (Note 12)
Preferred shares, $.01 par value; 100,000,000 shares authorized; Series A Cumulative Redeemable Preferred Shares; 5,000,000 shares issued and outstanding, respectively ($127,422 liquidation preference)	50	50
Common shares, $.01 par value; 400,000,000 shares authorized; 60,101,531 shares and 59,659,522 shares issued and outstanding, respectively	601	597
Additional paid-in capital	1,302,443	1,297,877
Cumulative dividends in excess of net income	(102,981)	(88,675)
Accumulated other comprehensive loss	(406)	(292)
Total shareholders’ equity	1,199,707	1,209,557
Total liabilities and shareholders’ equity	$2,079,836	$2,087,766
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
REVENUE
Rooms	$126,967	$122,966	$230,739	$204,560
Food and beverage	35,664	33,014	66,219	56,412
Other	6,800	6,165	13,084	10,463
Total revenue	169,431	162,145	310,042	271,435

EXPENSES
Hotel operating expenses:
Rooms	27,876	26,144	53,377	47,244
Food and beverage	24,111	23,495	46,877	41,961
Other direct	1,589	1,906	3,147	3,239
Indirect	53,103	51,024	103,683	94,029
Total hotel operating expenses	106,679	102,569	207,084	186,473
Depreciation and amortization	18,610	17,929	37,094	32,856
Air rights contract amortization	130	130	260	260
Corporate general and administrative	4,734	4,498	10,000	9,075
Hotel acquisition costs	—	466	—	835
Total operating expenses	130,153	125,592	254,438	229,499
Operating income	39,278	36,553	55,604	41,936
Interest expense	(7,560)	(8,168)	(15,770)	(15,347)
Gain on sale of hotel	598	—	598	—
Income before income taxes	32,316	28,385	40,432	26,589
Income tax expense	(3,774)	(4,340)	(1,820)	(992)
Net income	28,542	24,045	38,612	25,597
Preferred share dividends	(2,422)	(2,422)	(4,844)	(4,844)
Net income available to common shareholders	$26,120	$21,623	$33,768	$20,753

Net income available per common share:
Basic	$0.44	$0.37	$0.57	$0.36
Diluted	$0.44	$0.36	$0.57	$0.36
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$28,542	$24,045	$38,612	$25,597
Other comprehensive income (loss):
Unrealized losses on cash flow hedge instruments	(116)	(189)	(434)	(936)
Reclassification of unrealized losses on cash flow hedge instruments to interest expense	157	240	320	301
Comprehensive income	$28,583	$24,096	$38,498	$24,962
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Preferred Shares		Common Shares		Additional Paid-In Capital	Cumulative Dividends in Excess of Net Income	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount				Total

Balances at December 31, 2015	5,000,000	$50	59,659,522	$597	$1,297,877	$(88,675)	$(292)	$1,209,557
Repurchase of common shares	—	—	(7,854)	—	(194)	—	—	(194)
Issuance of restricted common shares	—	—	448,146	4	(4)	—	—	—
Issuance of unrestricted common shares	—	—	1,717	—	42	—	—	42
Amortization of deferred compensation	—	—	—	—	4,722	—	—	4,722
Declaration of dividends on common shares	—	—	—	—	—	(48,074)	—	(48,074)
Declaration of dividends on preferred shares	—	—	—	—	—	(4,844)	—	(4,844)
Net income	—	—	—	—	—	38,612	—	38,612
Other comprehensive loss	—	—	—	—	—	—	(114)	(114)
Balances at June 30, 2016	5,000,000	$50	60,101,531	$601	$1,302,443	$(102,981)	$(406)	$1,199,707
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$38,612	$25,597
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,094	32,856
Air rights contract amortization	260	260
Deferred financing costs amortization	936	939
Gain on sale of hotel	(598)	—
Share-based compensation	4,764	3,743
Other	(442)	(392)
Changes in assets and liabilities:
Accounts receivable, net	(9,704)	(13,309)
Prepaid expenses and other assets	(3,126)	(6,584)
Accounts payable and accrued expenses	4,407	6,403
Other liabilities	(22)	5,981
Net cash provided by operating activities	72,181	55,494
Cash flows from investing activities:
Acquisition of hotels, net of cash acquired	—	(255,249)
Disposition of hotel, net of cash sold	2,028	—
Improvements and additions to hotels	(9,217)	(24,361)
Change in restricted cash	(3,870)	4,841
Net cash used in investing activities	(11,059)	(274,769)
Cash flows from financing activities:
Proceeds from sale of common shares, net of underwriting fees	—	153,962
Payment of offering costs related to sale of common shares	—	(254)
Borrowings under revolving credit facility	130,000	310,000
Repayments under revolving credit facility	(190,000)	(175,000)
Proceeds from issuance of mortgage debt	150,000	—
Principal prepayment on mortgage debt	(88,190)	—
Scheduled principal payments on mortgage debt	(4,877)	(5,103)
Payment of deferred financing costs	(844)	(2,302)
Payment of dividends to common shareholders	(47,205)	(36,906)
Payment of dividends to preferred shareholders	(4,844)	(4,844)
Repurchase of common shares	(194)	(1,690)
Net cash provided by (used in) financing activities	(56,154)	237,863
Net increase in cash	4,968	18,588
Cash and cash equivalents, beginning of period	50,544	29,326
Cash and cash equivalents, end of period	$55,512	$47,914
Supplemental disclosure of cash flow information:
Cash paid for interest	$15,251	$14,065
Cash paid for income taxes	$1,605	$2,140
Assumption of mortgage debt related to hotel acquisition	$—	$125,000
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Organization and Description of Business
Chesapeake Lodging Trust (the “Trust”) is a self-advised real estate investment trust (“REIT”) that was organized in the state of Maryland in June 2009. The Trust is focused on investments primarily in upper-upscale hotels in major business and convention markets and, on a selective basis, premium select-service hotels in urban settings or unique locations in the United States of America (“U.S.”). The Trust completed its initial public offering (“IPO”) in January 2010. The Trust owned no hotels nor had any operations prior to its IPO. As of June 30, 2016, the Trust owned 22 hotels with an aggregate of 6,694 rooms in nine states and the District of Columbia.
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

The Trust reviews its hotels for impairment whenever events or changes in circumstances indicate that the carrying values of the hotels may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the hotels due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel’s estimated fair market value is recorded and an impairment loss is recognized. No impairment losses have been recognized related to any hotels for the three and six months ended June 30, 2016 and 2015.
The Trust classifies a hotel as held for sale in the period in which it has made the decision to dispose of the hotel, a binding agreement to purchase the hotel has been signed under which the buyer has committed a significant amount of nonrefundable cash, and no significant financing contingencies exist which could cause the transaction not to be completed in a timely manner. If these criteria are met, depreciation and amortization of the hotel will cease and an impairment loss will be recognized if the fair value of the hotel, less the costs to sell, is lower than the carrying amount of the hotel. If the sale represents a strategic shift that has (or will have) a major effect on the Trust's operations and financial results, the Trust will classify the loss, together with the related operating results, as discontinued operations in the consolidated statements of operations and will classify the related assets and liabilities as held for sale in the consolidated balance sheets. As of June 30, 2016, the Trust had no assets held for sale or liabilities related to assets held for sale.
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

4. Disposition
On April 14, 2016, the Trust sold the separate, five-room villa building and related land parcel at the Hyatt Centric Santa Barbara for $2.1 million, including sold working capital. Net proceeds from the sale were $2.0 million, which resulted in the recognition of a gain on sale of $0.6 million. This sale did not represent a strategic shift that had (or will have) a major effect on the Trust's operations and financial results, and therefore, did not qualify to be reported as discontinued operations.

5. Property and Equipment
Property and equipment as of June 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Land and land improvements	$319,020	$319,702
Buildings and leasehold improvements	1,630,010	1,628,124
Furniture, fixtures and equipment	193,847	191,092
Construction-in-progress	7,010	3,276
	2,149,887	2,142,194
Less: accumulated depreciation and amortization	(252,249)	(215,250)
Property and equipment, net	$1,897,638	$1,926,944

6. Intangible Assets and Liability
Intangible assets and liability as of June 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Intangible assets:
Air rights contract(1)	$36,105	$36,105
Favorable ground leases(2)	3,568	3,568
	39,673	39,673
Less: accumulated amortization	(3,549)	(3,259)
Intangible assets, net	$36,124	$36,414

Intangible liability:
Unfavorable contract liability(2)	$14,236	$14,236
Less: accumulated amortization	(1,865)	(1,668)
Intangible liability, net (included within other liabilities)	$12,371	$12,568

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

7. Long-Term Debt
Long-term debt as of June 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	Origination	Original Principal Amount		Interest Rate	Principal Amortization Period	June 30,	December 31,
			Maturity			2016	2015
Revolving credit facility(1)	July 2010	n/a	March 2019	Floating	n/a	$50,000	$110,000
Term loan:
Royal Palm South Beach Miami, a Tribute Portfolio Resort(2)	March 2015	$125,000	March 2017	Floating	n/a	125,000	125,000
Other mortgage loans:
Hyatt Regency Boston(3)	June 2011	$95,000	July 2016	5.01%	30	—	88,601
Courtyard Washington Capitol Hill/Navy Yard(4)	June 2011	$37,497	November 2016	5.90%	30	34,099	34,491
Boston Marriott Newton	May 2013	$60,000	June 2020	3.63%	25	55,425	56,221
Le Meridien San Francisco	July 2013	$92,500	August 2020	3.50%	25	85,738	86,979
Denver Marriott City Center(5)	July 2012	$70,000	August 2022	4.90%	30	65,674	66,285
Hilton Checkers Los Angeles	February 2013	$32,000	March 2023	4.11%	30	30,185	30,480
W Chicago – City Center	July 2013	$93,000	August 2023	4.25%	25	86,877	88,008
Hyatt Herald Square New York/Hyatt Place New York Midtown South(6)	July 2014	$90,000	July 2024	4.30%	30	90,000	90,000
Hyatt Regency Boston	June 2016	$150,000	July 2026	4.25%	30	150,000	—
						772,998	776,065
Unamortized premium(4)						70	176
Unamortized deferred financing costs						(6,401)	(6,493)
Long-term debt						$766,667	$769,748

(1)
The Trust may exercise an option to extend the maturity by one year, subject to certain customary conditions. As of June 30, 2016, the interest rate in effect was 2.01%. See below for additional information related to the revolving credit facility.

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

(3)	On April 6, 2016, the Trust prepaid without penalty this mortgage loan.

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

(6)	The loan requires interest-only payments for the first two years and principal and interest payments thereafter.

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
The amount that the Trust can borrow under the revolving credit facility is based on the value of the Trust's hotels included in the borrowing base, as defined in the amended credit agreement. As of June 30, 2016, the borrowing base included 11 of the Trust's hotels providing borrowing availability of $300.0 million under the revolving credit facility, of which $250.0 million remained available. The amended credit agreement contains more favorable financial covenants, including the leverage ratio and minimum tangible net worth requirement, as compared to those in effect prior to the amendment, and has additional financial covenants typically found in similar unsecured revolving credit facilities, including a consolidated secured debt ratio, an unsecured leverage ratio and an unsecured debt service coverage ratio.
Other
Certain of the Trust's mortgage loan agreements contain standard financial covenants relating to coverage ratios and standard provisions that require loan servicers to maintain escrow accounts for certain items, including real estate taxes, insurance premiums, and normal replacements of FF&E.
As of June 30, 2016, the Trust was in compliance with all financial covenants under its borrowing arrangements. As of June 30, 2016, the Trust’s weighted-average interest rate on its long-term debt was 3.96%. Future scheduled principal payments of debt obligations (assuming no exercise of extension options) as of June 30, 2016 are as follows (in thousands):

Year	Amounts
2016	$39,883
2017	137,648
2018	13,178
2019	63,732
2020	135,316
Thereafter	383,241
$772,998

8. Earnings Per Share
The following is a reconciliation of the amounts used in calculating basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net income available to common shareholders	$26,120	$21,623	$33,768	$20,753
Less: Dividends declared on unvested time-based awards	(146)	(136)	(289)	(273)
Less: Undistributed earnings allocated to unvested time- based awards	(15)	(7)	—	—
Net income available to common shareholders, excluding amounts attributable to unvested time-based awards	$25,959	$21,480	$33,479	$20,480

Denominator:
Weighted-average number of common shares outstanding–basic	58,722,104	58,544,392	58,701,815	56,373,504
Effect of dilutive unvested performance-based awards	141,946	412,091	134,931	410,368
Weighted-average number of common shares outstanding–diluted	58,864,050	58,956,483	58,836,746	56,783,872

Net income available per common share:
Basic	$0.44	$0.37	$0.57	$0.36
Diluted	$0.44	$0.36	$0.57	$0.36
For the three and six months ended June 30, 2016 and 2015, 829,025 unvested performance-based awards and 227,213 unvested performance-based awards, respectively, were excluded from diluted weighted-average common shares outstanding as the awards either had not achieved the specific levels of relative total shareholder return required for vesting at each period end or their effect would have been anti-dilutive.

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
On September 6, 2013, the Trust entered into sales agreements with two sales agents, pursuant to which the Trust may issue and sell up to $100.0 million in the aggregate of its common shares through a continuous at-the-market offering or other methods (the “ATM program”). The Trust did not sell any common shares under the ATM program during the six months ended June 30, 2016. As of June 30, 2016, $76.0 million of common shares remained available for issuance under the ATM program.
On March 27, 2015, the Trust completed an underwritten public offering of 4,600,000 common shares at a price of $33.47 per share, including 600,000 shares sold pursuant to the underwriter's exercise of its option to purchase additional shares. After deducting underwriting fees and offering costs, the Trust generated net proceeds of $153.7 million.
On September 29, 2015, the Trust's board of trustees authorized a share repurchase program pursuant to which the Trust may acquire up to $100.0 million of its common shares. The repurchase program authorizes the Trust to repurchase its common shares from time to time through open market purchases, negotiated transactions or other means, in accordance with applicable securities laws and other restrictions. The repurchase program expires in September 2018, but may be suspended or discontinued at any time, and does not obligate the Trust to acquire any particular amount of its shares. As of June 30, 2016, $100.0 million remained available for the repurchase of common shares.
For the six months ended June 30, 2016, the Trust issued 1,717 unrestricted common shares and 448,146 restricted common shares to its trustees and employees. For the six months ended June 30, 2016, the Trust repurchased 7,854 common shares from employees to satisfy the minimum statutory tax withholding requirements related to the vesting of their previously granted restricted common shares. As of June 30, 2016, the Trust had 60,101,531 common shares outstanding.
For the six months ended June 30, 2016, the Trust paid or its board of trustees declared the following dividends per common share:

	Record Date	Payment Date	Dividend Per Common Share
Fourth Quarter 2015	December 31, 2015	January 15, 2016	$0.40
First Quarter 2016	March 31, 2016	April 15, 2016	$0.40
Second Quarter 2016	June 30, 2016	July 15, 2016	$0.40
Preferred Shares—The Trust is authorized to issue up to 100,000,000 preferred shares, $.01 par value per share. The Trust’s board of trustees is required to set for each class or series of preferred shares the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption. As of June 30, 2016, the Trust had 5,000,000 shares of its 7.75% Series A Cumulative Redeemable Preferred Shares outstanding.
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
For the six months ended June 30, 2016, the Trust paid or its board of trustees declared the following dividends per preferred share:

	Record Date	Payment Date	Dividend Per Series A Cumulative Redeemable Preferred Share
Fourth Quarter 2015	December 31, 2015	January 15, 2016	$0.484375
First Quarter 2016	March 31, 2016	April 15, 2016	$0.484375
Second Quarter 2016	June 30, 2016	July 15, 2016	$0.484375
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
The Trust initially reserved 454,657 common shares for issuance under the Plan at its establishment. In May 2012, the Trust’s common shareholders approved an amendment to the Plan such that the number of shares available for issuance under the Plan was increased by 2,750,000. Shares that are issued under the Plan to any person pursuant to an award are counted against this limit as one share for every one share granted. If any shares covered by an award are not purchased or are forfeited, if an award is settled in cash, or if an award otherwise terminates without delivery of any shares, then the number of common shares counted against the aggregate number of shares available under the Plan with respect to the award will, to the extent of any such forfeiture or termination, again be available for making awards under the Plan. As of June 30, 2016, subject to increases that may result in the case of any future forfeiture or termination of currently outstanding awards, 819,098 common shares were reserved and available for future issuances under the Plan.
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
For the six months ended June 30, 2016, the Trust granted 448,146 restricted common shares to certain employees and trustees, of which 162,229 shares were time-based awards and 285,917 shares were performance-based awards (the “2016 Performance-Based Awards”). The time-based awards are generally eligible to vest at the annual rate of one-third of the number of restricted shares granted commencing on the first anniversary of their issuance. The 2016 Performance-Based Awards are eligible to vest at December 31, 2018. Dividends on the 2016 Performance-Based Awards accrue, but are not paid unless the related shares vest. The fair value of the 2016 Performance-Based Awards was $10.54 per share and was determined using a Monte Carlo simulation with the following assumptions: volatility of 21.04%; an expected term equal to the requisite service period for the awards; and a risk-free interest rate of 1.38%.
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
As of June 30, 2016, there was approximately $11.8 million of unrecognized share-based compensation expense related to restricted common shares. The unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1.8 years.
The following is a summary of the Trust’s restricted common share activity for the six months ended June 30, 2016:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Restricted common shares as of December 31, 2015	1,057,270	$17.40
Granted	448,146	$15.58
Vested	(133,213)	$27.58
Forfeited	—	$—
Restricted common shares as of June 30, 2016	1,372,203	$15.81

11. Fair Value Measurements and Derivative Instrument
The following table sets forth the Trust’s financial assets and liabilities measured at fair value by level within the fair value hierarchy (in thousands). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at June 30, 2016
	Total	Level 1	Level 2	Level 3
Liabilities:
Interest rate swap (included within other liabilities)	$406	$—	$406	$—
	$406	$—	$406	$—
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
The Trust’s financial instruments in addition to those disclosed in the table above include cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, and long-term debt. The carrying values reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses approximate fair value. The Trust estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument using estimated market rates of debt instruments with similar maturities and credit profiles. These inputs are classified as Level 3 within the fair value hierarchy. As of June 30, 2016, the carrying value reported in the consolidated balance sheet for the Trust's long-term debt approximated its fair value.

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
Franchise Agreements—As of June 30, 2016, 12 of the Trust’s hotels operated pursuant to franchise agreements with hotel brand companies and 10 hotels operated pursuant to management agreements with hotel brand companies that allowed them to operate under their respective brands. Under the 12 franchise agreements, the Trust generally pays a royalty fee ranging from 3% to 6% of room revenues and up to 3% of food and beverage revenues, plus additional fees for marketing, central reservation systems, and other franchisor costs that amount to between 1% and 5% of room revenues.
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

Executive Summary
Our hotel portfolio generated RevPAR growth of 2.2% during the second quarter of 2016 as compared to the second quarter of 2015, driven by an increase in occupancy of 2.1 percentage points offset by a decrease in ADR of 0.2%. Our hotel portfolio underperformed the U.S. industry average RevPAR growth of 3.5%, as reported by STR.
During the second quarter, we saw a slowdown in demand from corporate transient customers across our portfolio associated with the generally softening macroeconomic conditions we are seeing in the U.S. and abroad. Our Chicago hotels were further negatively impacted as a result of an unfavorable convention calendar for the market as compared to the second quarter of 2015. We did see positive growth trends continue from group customers throughout our portfolio, however, our portfolio’s concentration in group business is significantly less than in transient business.
Despite modest revenue growth, our hotel portfolio was able to (1) increase market share (RevPAR Index increased by 0.8 percentage points during the second quarter of 2016) and (2) generate an increase in Adjusted Hotel EBITDA of 4.5% and increase Adjusted Hotel EBITDA Margin by 50 basis points during the second quarter of 2016 as compared to the second quarter of 2015. We continue to aggressively asset manage our hotels and work closely with our hotel operators to mitigate the current environment. We expect the headwinds we saw during the second quarter to persist through the remainder of 2016.

Results of Operations
Comparison of three months ended June 30, 2016 and 2015
Results of operations for the three months ended June 30, 2016 include the operating activity of 22 hotels for the full period, whereas the results of operations for the three months ended June 30, 2015 include the operating activity of 21 hotels for the full period and one hotel for part of the period. We use the term “comparable hotel portfolio” to refer to those hotels owned for the entirety of the two periods being compared and the term “non-comparable hotel portfolio” to refer to those hotels acquired or sold in either of the two periods being compared. The comparable hotel portfolio for the three months ended June 30, 2016 and 2015 includes 21 of the 22 hotels owned as of June 30, 2016.
Revenues—Total revenue for the three months ended June 30, 2016 was $169.4 million, of which $161.3 million was contributed by the comparable hotel portfolio and $8.1 million was contributed by the non-comparable hotel portfolio. Total revenue for the three months ended June 30, 2015 was $162.1 million, of which $156.8 million was contributed by the comparable hotel portfolio and $5.3 million was contributed by the non-comparable hotel portfolio. The increase in total revenue for the comparable hotel portfolio was $4.5 million. We experienced increases in total revenue from our hotels located in Los Angeles, San Francisco, Denver, Boston, Minneapolis, New Orleans and Miami, which were offset partially by decreases in total revenue from our hotels located in Chicago, Seattle, Washington DC, and New York. The Hyatt Centric Fisherman's Wharf experienced a significant increase in total revenue also due to the fact that the hotel was undergoing a comprehensive renovation during a portion of the three months ended June 30, 2015. We experienced favorable convention calendars during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 in San Francisco and Denver, which led to increased demand from group customers and contributed to the increases in total revenue at the hotels located in those markets, and we experienced an unfavorable convention calendar in Chicago, which led to decreased demand from group customers and primarily drove the decrease in total revenue at the hotels located in that market.
Hotel operating expenses—Hotel operating expenses, excluding depreciation and amortization, for the three months ended June 30, 2016 was $106.7 million, of which $101.3 million was contributed by the comparable hotel portfolio and $5.4 million was contributed by the non-comparable hotel portfolio. Hotel operating expenses, excluding depreciation and amortization, for the three months ended June 30, 2015 was $102.6 million, of which $98.9 million was contributed by the comparable hotel portfolio and $3.7 million was contributed by the non-comparable hotel portfolio. The increase in total hotel operating expenses for the comparable hotel portfolio of $2.4 million was primarily a result of the increase in corresponding total revenue for the comparable hotel portfolio. Specifically driving the increase in total hotel operating expenses were rooms expense and the following indirect hotel operating expenses: general and administrative, sales and marketing, franchise fees, and management fees. Credit card commissions (included within general and administrative), brand marketing fees (included within sales and marketing), franchise fees and management fees are all variable hotel operating expenses calculated as a percentage of revenue and therefore, increased commensurate with the increase in total revenues.
Depreciation and amortization—Depreciation and amortization expense for the three months ended June 30, 2016 and 2015 was $18.6 million and $17.9 million, respectively. The increase in depreciation and amortization expense was primarily attributable to the acquisition of the Ace Hotel and Theater Downtown Los Angeles in April 2015.
Air rights contract amortization—Air rights contract amortization expense associated with the Hyatt Regency Boston for each of the three months ended June 30, 2016 and 2015 was $0.1 million.
Corporate general and administrative—Corporate general and administrative expense for the three months ended June 30, 2016 and 2015 was $4.7 million and $4.5 million, respectively. Included in corporate general and administrative expense for the three months ended June 30, 2016 and 2015 was $2.4 million and $2.0 million, respectively, of non-cash share-based compensation expense. The increase in corporate general and administrative expense is primarily related to an increase in non-cash share-based compensation expense related to restricted common shares granted to employees.
Hotel acquisition costs—Hotel acquisition costs for the three months ended June 30, 2015 was $0.5 million. There were no hotel acquisitions occurring or hotel acquisition costs incurred during the three months ended June 30, 2016.

Interest expense—Interest expense for the three months ended June 30, 2016 and 2015 was $7.6 million and $8.2 million, respectively. The decrease is primarily related to (1) the decrease in long-term debt outstanding as compared to the three months ended June 30, 2015 and (2) interest rate savings related to the prepayment of the Hyatt Regency Boston mortgage loan in April 2016.
Gain on sale of hotel—Gain on sale of hotel for the three months ended June 30, 2016 was $0.6 million and related to the sale of the separate, five-room villa building and related land parcel at the Hyatt Centric Santa Barbara on April 14, 2016.
Income tax expense—Income tax expense for the three months ended June 30, 2016 and 2015 was $3.8 million and $4.3 million, respectively. Income tax expense is directly related to taxable income generated by our TRSs during the period.
Comparison of six months ended June 30, 2016 and 2015
Results of operations for the six months ended June 30, 2016 include the operating activity of 22 hotels for the full period, whereas the results of operations for the six months ended June 30, 2015 include the operating activity of 20 hotels for the full period and two hotels for part of the period. The comparable hotel portfolio for the six months ended June 30, 2016 and 2015 includes 20 of our 22 hotels owned as of June 30, 2016.
Revenues—Total revenue for the six months ended June 30, 2016 was $310.0 million, of which $269.2 million was contributed by the comparable hotel portfolio and $40.8 million was contributed by the non-comparable hotel portfolio. Total revenue for the six months ended June 30, 2015 was $271.4 million, of which $252.5 million was contributed by the comparable hotel portfolio and $18.9 million was contributed by the non-comparable hotel portfolio. The increase in total revenue for the comparable hotel portfolio was $16.7 million. We experienced increases in total revenue from our hotels located in Los Angeles, San Francisco, Denver, Boston, and New Orleans, which were offset partially by decreases in total revenue from our hotels located in Chicago and Washington DC. The Hyatt Regency Boston, the Le Meridien San Francisco and the Hyatt Centric Fisherman's Wharf experienced significant increases in total revenue due to the fact that the hotels were undergoing comprehensive renovations during a portion of the six months ended June 30, 2015. We experienced a favorable convention calendar during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 in San Francisco, which led to increased demand from group customers and contributed to the increase in total revenue at the hotels located in that market, and we experienced an unfavorable convention calendar in Chicago, which led to decreased demand from group customers and primarily drove the decrease in total revenue at the hotels located in that market.
Hotel operating expenses—Hotel operating expenses, excluding depreciation and amortization, for the six months ended June 30, 2016 was $207.1 million, of which $183.4 million was contributed by the comparable hotel portfolio and $23.7 million was contributed by the non-comparable hotel portfolio. Hotel operating expenses, excluding depreciation and amortization, for the six months ended June 30, 2015 was $186.5 million, of which $175.1 million was contributed by the comparable hotel portfolio and $11.4 million was contributed by the non-comparable hotel portfolio. The increase in total hotel operating expenses for the comparable hotel portfolio of $8.3 million was primarily a result of the increase in corresponding total revenue for the comparable hotel portfolio. Specifically driving the increase in total hotel operating expenses were rooms expense, food and beverage expense and the following indirect hotel operating expenses: general and administrative, sales and marketing, repairs and maintenance, franchise fees, and management fees. Credit card commissions (included within general and administrative), brand marketing fees (included within sales and marketing), franchise fees and management fees are all variable hotel operating expenses calculated as a percentage of revenue and therefore, increased commensurate with the increase in total revenues.
Depreciation and amortization—Depreciation and amortization expense for the six months ended June 30, 2016 and 2015 was $37.1 million and $32.9 million, respectively. The increase in depreciation and amortization expense was primarily attributable to the acquisitions of the Royal Palm South Beach Miami, a Tribute Portfolio Resort in March 2015 and the Ace Hotel and Theater Downtown Los Angeles in April 2015.
Air rights contract amortization—Air rights contract amortization expense associated with the Hyatt Regency Boston for each of the six months ended June 30, 2016 and 2015 was $0.3 million.
Corporate general and administrative—Corporate general and administrative expense for the six months ended June 30, 2016 and 2015 was $10.0 million and $9.1 million, respectively. Included in corporate general and administrative expense for the six months ended June 30, 2016 and 2015 was $4.8 million and $3.7 million, respectively, of non-cash share-based compensation expense. The increase in corporate general and administrative expense is primarily related to an increase in non-cash share-based compensation expense related to restricted common shares granted to employees.
Hotel acquisition costs—Hotel acquisition costs for the six months ended June 30, 2015 was $0.8 million. There were no hotel acquisitions occurring or hotel acquisition costs incurred during the six months ended June 30, 2016.
Interest expense—Interest expense for the six months ended June 30, 2016 and 2015 was $15.8 million and $15.3 million, respectively. The increase is primarily related to the use of debt to partially fund the acquisitions of the Royal Palm South

Beach Miami, a Tribute Portfolio Resort in March 2015 and the Ace Hotel and Theater Downtown Los Angeles in April 2015, offset by interest rate savings related to the prepayment of the Hyatt Regency Boston mortgage loan in April 2016.
Gain on sale of hotel—Gain on sale of hotel for the six months ended June 30, 2016 was $0.6 million and related to the sale of the separate, five-room villa building and related land parcel at the Hyatt Centric Santa Barbara on April 14, 2016.
Income tax expense—Income tax expense for the six months ended June 30, 2016 and 2015 was $1.8 million and $1.0 million, respectively. Income tax expense is directly related to taxable income generated by our TRSs during the period.
Hotel operating results
We assess the operating performance of our hotels irrespective of the hotel owner during the periods compared. We use the term "pro forma" to refer to metrics that include, or comparisons of metrics that are based on, the operating results of hotels under previous ownership for either a portion of or the entire period. Since two of our hotels owned as of June 30, 2016 were acquired during 2015, the key operating metrics below reflect the pro forma operating results for those hotels for all, or a certain period, of the three and six months ended June 30, 2015. Included in the following table are comparisons of occupancy, ADR, RevPAR, Adjusted Hotel EBITDA, and Adjusted Hotel EBITDA Margin for the hotel portfolio for the three and six months ended June 30, 2016 and 2015 (in thousands, except for ADR and RevPAR):

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015(1)	Change	2016	2015(1)	Change
Occupancy	88.1%	86.0%	210 bps	83.4%	79.1%	430 bps
ADR	$236.69	$237.11	(0.2)%	$227.05	$227.03	0.0%
RevPAR	$208.43	$203.99	2.2%	$189.39	$179.52	5.5%

Adjusted Hotel EBITDA	$62,597	$59,875	4.5%	$102,648	$91,543	12.1%
Adjusted Hotel EBITDA Margin	36.9%	36.4%	50 bps	33.1%	31.4%	170 bps

(1)	Includes results of operations for certain hotels prior to our acquisition.

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
The following table reconciles net income to Hotel EBITDA, Adjusted Hotel EBITDA, pro forma Adjusted Hotel EBITDA, and pro forma Adjusted Hotel EBITDA Margin for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$28,542	$24,045	$38,612	$25,597
Add: Interest expense	7,560	8,168	15,770	15,347
Income tax expense	3,774	4,340	1,820	992
Depreciation and amortization	18,610	17,929	37,094	32,856
Air rights contract amortization	130	130	260	260
Corporate general and administrative	4,734	4,498	10,000	9,075
Hotel acquisition costs	—	466	—	835
Hotel EBITDA	63,350	59,576	103,556	84,962
Less: Non-cash amortization(1)	(155)	(180)	(310)	(261)
Gain of sale of hotel	(598)	—	(598)	—
Adjusted Hotel EBITDA	62,597	59,396	102,648	84,701
Add: Prior owner Hotel EBITDA(2)	—	479	—	6,842
Pro forma Adjusted Hotel EBITDA	$62,597	$59,875	$102,648	$91,543

Total revenue	$169,431	$162,145	$310,042	$271,435
Add: Prior owner total revenue(2)	—	2,242	—	20,286
Pro forma total revenue	$169,431	$164,387	$310,042	$291,721

Pro forma Adjusted Hotel EBITDA Margin	36.9%	36.4%	33.1%	31.4%

(1)	Reflects non-cash amortization of ground lease asset, deferred franchise costs, deferred key money, and unfavorable contract liability.

(2)	Reflects results of operations for certain hotels prior to our acquisition.

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
The following table reconciles net income to Corporate EBITDA and Adjusted Corporate EBITDA for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$28,542	$24,045	$38,612	$25,597
Add: Interest expense	7,560	8,168	15,770	15,347
Income tax expense	3,774	4,340	1,820	992
Depreciation and amortization	18,610	17,929	37,094	32,856
Corporate EBITDA	58,486	54,482	93,296	74,792
Add: Hotel acquisition costs	—	466	—	835
Less: Non-cash amortization(1)	(25)	(50)	(50)	(1)
Gain on sale of hotel	(598)	—	(598)	—
Adjusted Corporate EBITDA	$57,863	$54,898	$92,648	$75,626

(1)	Reflects non-cash amortization of ground lease asset, deferred franchise costs, deferred key money, unfavorable contract liability, and air rights contract.

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
The following table reconciles net income to FFO, FFO available to common shareholders, and AFFO available to common shareholders for the three and six months ended June 30, 2016 and 2015 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$28,542	$24,045	$38,612	$25,597
Add: Depreciation and amortization	18,610	17,929	37,094	32,856
Less: Gain on sale of hotel	(598)	—	(598)	—
FFO	46,554	41,974	75,108	58,453
Less: Preferred share dividends	(2,422)	(2,422)	(4,844)	(4,844)
Dividends declared on unvested time-based awards	(146)	(136)	(289)	(273)
Undistributed earnings allocated to unvested time-based awards	(15)	(7)	—	—
FFO available to common shareholders	43,971	39,409	69,975	53,336
Add: Hotel acquisition costs	—	466	—	835
Less: Non-cash amortization(1)	(25)	(50)	(50)	(1)
AFFO available to common shareholders	$43,946	$39,825	$69,925	$54,170

FFO available per common share:
Basic	$0.75	$0.67	$1.19	$0.95
Diluted	$0.75	$0.67	$1.19	$0.94

AFFO available per common share:
Basic	$0.75	$0.68	$1.19	$0.96
Diluted	$0.75	$0.68	$1.19	$0.95

(1)	Reflects non-cash amortization of ground lease asset, deferred franchise costs, deferred key money, unfavorable contract liability, and air rights contract.

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

Sources and Uses of Cash
For the six months ended June 30, 2016, net cash flows from operating activities were $72.2 million; net cash flows used in investing activities were $11.1 million, including $9.2 million for improvements and additions to our hotels, offset by proceeds of $2.0 million from the sale of the separate, five-room villa building and related land parcel at the Hyatt Centric Santa Barbara; and net cash flows used in financing activities were $56.2 million, including the prepayment of $88.2 million of mortgage debt, net repayment of $60.0 million under our revolving credit facility, $4.9 million in scheduled principal payments on mortgage debt and $52.0 million in dividend payments to common and preferred shareholders, offset by proceeds of $150.0 million from the issuance of mortgage debt. As of June 30, 2016, we had cash and cash equivalents of $55.5 million.

Liquidity and Capital Resources
We expect our primary source of cash to meet operating requirements, including payment of dividends in accordance with the REIT requirements of the U.S. federal income tax laws, payment of interest on any borrowings and funding of any capital expenditures, will be from our hotels’ results of operations and existing cash and cash equivalent balances. We currently expect that our operating cash flows will be sufficient to fund our continuing operations. We also expect to use existing restricted cash balances to partially fund any capital expenditures. We intend to incur indebtedness to supplement our investment capital and to maintain flexibility to respond to industry conditions and opportunities. We are targeting an overall debt level not to exceed 40% of the aggregate value of all of our hotels as calculated in accordance with our revolving credit facility; as of June 30, 2016, our overall debt level was 32.3% under this calculation.
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
On April 6, 2016, we prepaid without penalty our mortgage loan secured by the Hyatt Regency Boston, which had an outstanding principal balance at the time of $88.2 million, with a borrowing under our revolving credit facility. On June 23, 2016, we obtained a new $150.0 million mortgage loan secured by the Hyatt Regency Boston. We used the proceeds from the new loan to repay outstanding borrowings under our revolving credit facility.
Our mortgage loan secured by the Courtyard Washington Capitol Hill/Navy Yard matures in November 2016, but is prepayable without penalty on August 1, 2016. We expect to prepay the outstanding principal balance of $34.0 million on August 1, 2016 with proceeds from a borrowing under our revolving credit facility made on July 29, 2016.
As of the date of this filing, we have approximately $90.0 million of cash and cash equivalents, including the amount borrowed under our revolving credit facility that we will use to prepay the Courtyard Washington Capitol Hill/Navy Yard mortgage loan on August 1, 2016, as described above, approximately $44.2 million of restricted cash, and total borrowing availability of $300.0 million under our revolving credit facility, of which $205.0 million remained available. See Note 7, "Long-Term Debt," to our interim consolidated financial statements for additional information relating to our revolving credit facility and other long-term debt.

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

From time to time, certain of our hotels may be undergoing renovations as a result of our decision to upgrade portions of the hotels, such as guestrooms, meeting space, and/or restaurants, in order to better compete with other hotels in our markets. As of June 30, 2016, none of our hotels were undergoing comprehensive renovations. In addition, often after we acquire a hotel, we are required to complete a PIP in order to bring the hotel up to the respective franchisor’s standards. If permitted by the terms of the management agreement, funding for a renovation will first come from the FF&E reserve. To the extent that the FF&E reserve is not adequate to cover the cost of the renovation, we will fund the remaining portion of the renovation with cash and cash equivalents or available borrowings under our revolving credit facility.

Contractual Obligations
The following table sets forth our contractual obligations as of June 30, 2016, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands). There were no other material off-balance sheet arrangements at June 30, 2016.

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Revolving credit facility, including interest(1)	$52,812	$1,019	$51,793	$—	$—
Term loan, including interest(1)	128,270	128,270	—	—	—
Other mortgage loans, including interest	756,165	69,862	71,544	186,215	428,544
Corporate office lease	297	237	60	—	—
Ground leases(2)	211,639	4,101	8,201	8,201	191,136
	$1,149,183	$203,489	$131,598	$194,416	$619,680

(1)
Assumes no additional borrowings and interest payments are based on the interest rate in effect at June 30, 2016. Also assumes that no extension options are exercised. See the notes to our interim consolidated financial statements for additional information relating to our revolving credit facility and term loan.

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
We earn interest income primarily from cash and cash equivalent balances. Based on our cash and cash equivalents as of June 30, 2016, if interest rates increase or decrease by 1.00%, our interest income will increase or decrease by approximately $0.6 million annually.
Amounts borrowed under our revolving credit facility currently bear interest at variable rates based on LIBOR plus 1.55% - 2.30% (the spread over LIBOR based on our consolidated leverage ratio). If prevailing LIBOR on any outstanding borrowings under our revolving credit facility were to increase or decrease by 1.00%, the increase or decrease in interest expense on our debt would increase or decrease future earnings and cash flows by approximately $0.5 million annually, assuming that the amount outstanding under our revolving credit facility was to remain at $50.0 million, the balance at June 30, 2016.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibits are filed as part of this Form 10-Q:

Exhibit Number	Description of Exhibit

10.1	Loan Agreement, dated June 23, 2016, by and between CHSP Boston II LLC, as borrower, and Metropolitan Life Insurance Company, as lender

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President and Chief Financial Officer

32.1	Section 1350 Certification of President and Chief Executive Officer

32.2	Section 1350 Certification of Executive Vice President and Chief Financial Officer

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema Document

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document

101.LAB XBRL	Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHESAPEAKE LODGING TRUST

Date: July 29, 2016	By:	/S/ DOUGLAS W. VICARI
Douglas W. Vicari
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ GRAHAM J. WOOTTEN
Graham J. Wootten
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)