Form 10-Q
period 2016-09-30
Chesapeake Lodging Trust
filed 2016-11-01
CIK 1473078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________
FORM 10-Q
________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
As of October 28, 2016, there were 60,102,459 shares of the registrant’s common shares issued and outstanding.

CHESAPEAKE LODGING TRUST

PART I

Item 1.	Financial Statements

CHESAPEAKE LODGING TRUST
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Property and equipment, net	$1,887,280	$1,926,944
Intangible assets, net	35,980	36,414
Cash and cash equivalents	56,909	50,544
Restricted cash	41,171	40,361
Accounts receivable, net of allowance for doubtful accounts of $163 and $172, respectively	26,812	15,603
Prepaid expenses and other assets	17,274	17,900
Total assets	$2,065,426	$2,087,766

LIABILITIES AND SHAREHOLDERS’ EQUITY
Long-term debt	$749,979	$769,748
Accounts payable and accrued expenses	68,498	62,683
Other liabilities	45,153	45,778
Total liabilities	863,630	878,209
Commitments and contingencies (Note 12)
Preferred shares, $.01 par value; 100,000,000 shares authorized; Series A Cumulative Redeemable Preferred Shares; 5,000,000 shares issued and outstanding, respectively ($127,422 liquidation preference)	50	50
Common shares, $.01 par value; 400,000,000 shares authorized; 60,102,459 shares and 59,659,522 shares issued and outstanding, respectively	601	597
Additional paid-in capital	1,304,829	1,297,877
Cumulative dividends in excess of net income	(103,497)	(88,675)
Accumulated other comprehensive loss	(187)	(292)
Total shareholders’ equity	1,201,796	1,209,557
Total liabilities and shareholders’ equity	$2,065,426	$2,087,766
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
REVENUE
Rooms	$127,552	$128,388	$358,291	$332,948
Food and beverage	29,633	29,620	95,852	86,032
Other	7,344	7,001	20,428	17,464
Total revenue	164,529	165,009	474,571	436,444

EXPENSES
Hotel operating expenses:
Rooms	28,532	27,826	81,909	75,070
Food and beverage	22,536	22,769	69,413	64,730
Other direct	1,690	2,061	4,837	5,300
Indirect	54,633	54,111	158,316	148,140
Total hotel operating expenses	107,391	106,767	314,475	293,240
Depreciation and amortization	18,703	18,306	55,797	51,162
Air rights contract amortization	130	130	390	390
Corporate general and administrative	4,074	4,019	14,074	13,094
Hotel acquisition costs	—	19	—	854
Total operating expenses	130,298	129,241	384,736	358,740
Operating income	34,231	35,768	89,835	77,704
Interest expense	(8,122)	(8,287)	(23,892)	(23,634)
Gain on sale of hotel	—	—	598	—
Income before income taxes	26,109	27,481	66,541	54,070
Income tax expense	(162)	(301)	(1,982)	(1,293)
Net income	25,947	27,180	64,559	52,777
Preferred share dividends	(2,422)	(2,422)	(7,266)	(7,266)
Net income available to common shareholders	$23,525	$24,758	$57,293	$45,511

Net income available per common share:
Basic	$0.40	$0.42	$0.97	$0.79
Diluted	$0.40	$0.42	$0.97	$0.78
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$25,947	$27,180	$64,559	$52,777
Other comprehensive income (loss):
Unrealized gains (losses) on cash flow hedge instruments	77	(400)	(357)	(1,336)
Reclassification of unrealized losses on cash flow hedge instruments to interest expense	142	239	462	540
Comprehensive income	$26,166	$27,019	$64,664	$51,981
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Preferred Shares		Common Shares		Additional Paid-In Capital	Cumulative Dividends in Excess of Net Income	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount				Total

Balances at December 31, 2015	5,000,000	$50	59,659,522	$597	$1,297,877	$(88,675)	$(292)	$1,209,557
Repurchase of common shares	—	—	(7,854)	—	(194)	—	—	(194)
Issuance of restricted common shares	—	—	448,146	4	(4)	—	—	—
Issuance of unrestricted common shares	—	—	2,645	—	63	—	—	63
Amortization of deferred compensation	—	—	—	—	7,087	—	—	7,087
Declaration of dividends on common shares	—	—	—	—	—	(72,115)	—	(72,115)
Declaration of dividends on preferred shares	—	—	—	—	—	(7,266)	—	(7,266)
Net income	—	—	—	—	—	64,559	—	64,559
Other comprehensive income	—	—	—	—	—	—	105	105
Balances at September 30, 2016	5,000,000	$50	60,102,459	$601	$1,304,829	$(103,497)	$(187)	$1,201,796
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$64,559	$52,777
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,797	51,162
Air rights contract amortization	390	390
Deferred financing costs amortization	1,409	1,410
Gain on sale of hotel	(598)	—
Share-based compensation	7,150	5,640
Other	(681)	(613)
Changes in assets and liabilities:
Accounts receivable, net	(11,209)	(11,590)
Prepaid expenses and other assets	624	(4,821)
Accounts payable and accrued expenses	4,605	8,311
Other liabilities	(33)	5,972
Net cash provided by operating activities	122,013	108,638
Cash flows from investing activities:
Acquisition of hotels, net of cash acquired	—	(255,249)
Disposition of hotel, net of cash sold	2,028	—
Improvements and additions to hotels	(17,562)	(30,044)
Change in restricted cash	(810)	839
Net cash used in investing activities	(16,344)	(284,454)
Cash flows from financing activities:
Proceeds from sale of common shares, net of underwriting fees	—	153,962
Payment of offering costs related to sale of common shares	—	(276)
Borrowings under revolving credit facility	175,000	315,000
Repayments under revolving credit facility	(215,000)	(200,000)
Proceeds from issuance of mortgage debt	150,000	—
Principal prepayments on mortgage debt	(122,220)	—
Scheduled principal payments on mortgage debt	(7,847)	(7,650)
Payment of deferred financing costs	(935)	(2,311)
Payment of dividends to common shareholders	(70,842)	(57,536)
Payment of dividends to preferred shareholders	(7,266)	(7,266)
Repurchase of common shares	(194)	(1,698)
Net cash provided by (used in) financing activities	(99,304)	192,225
Net increase in cash	6,365	16,409
Cash and cash equivalents, beginning of period	50,544	29,326
Cash and cash equivalents, end of period	$56,909	$45,735
Supplemental disclosure of cash flow information:
Cash paid for interest	$23,157	$21,962
Cash paid for income taxes	$1,895	$3,207
Assumption of mortgage debt related to hotel acquisition	$—	$125,000
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Organization and Description of Business
Chesapeake Lodging Trust (the “Trust”) is a self-advised real estate investment trust (“REIT”) that was organized in the state of Maryland in June 2009. The Trust is focused on investments primarily in upper-upscale hotels in major business and convention markets and, on a selective basis, premium select-service hotels in urban settings or unique locations in the United States of America (“U.S.”). The Trust completed its initial public offering (“IPO”) in January 2010. The Trust owned no hotels nor had any operations prior to its IPO. As of September 30, 2016, the Trust owned 22 hotels with an aggregate of 6,694 rooms in nine states and the District of Columbia.
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

The Trust reviews its hotels for impairment whenever events or changes in circumstances indicate that the carrying values of the hotels may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the hotels due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel’s estimated fair market value is recorded and an impairment loss is recognized. No impairment losses have been recognized related to any hotels for the three and nine months ended September 30, 2016 and 2015.
The Trust classifies a hotel as held for sale in the period in which it has made the decision to dispose of the hotel, a binding agreement to purchase the hotel has been signed under which the buyer has committed a significant amount of nonrefundable cash, and no significant financing contingencies exist which could cause the transaction not to be completed in a timely manner. If these criteria are met, depreciation and amortization of the hotel will cease and an impairment loss will be recognized if the fair value of the hotel, less the costs to sell, is lower than the carrying amount of the hotel. If the sale represents a strategic shift that has (or will have) a major effect on the Trust's operations and financial results, the Trust will classify the loss, together with the related operating results, as discontinued operations in the consolidated statements of operations and will classify the related assets and liabilities as held for sale in the consolidated balance sheets. As of September 30, 2016, the Trust had no assets held for sale or liabilities related to assets held for sale.
Revenue Recognition—Revenues from operations of the hotels are recognized when goods and services are provided. Revenues consist of room sales, food and beverage sales, and other hotel department revenues, such as parking, marina, theater, telephone, and gift shop sales.
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

5. Property and Equipment
Property and equipment as of September 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Land and land improvements	$319,024	$319,702
Buildings and leasehold improvements	1,631,154	1,628,124
Furniture, fixtures and equipment	195,159	191,092
Construction-in-progress	12,895	3,276
	2,158,232	2,142,194
Less: accumulated depreciation and amortization	(270,952)	(215,250)
Property and equipment, net	$1,887,280	$1,926,944

6. Intangible Assets and Liability
Intangible assets and liability as of September 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Intangible assets:
Air rights contract(1)	$36,105	$36,105
Favorable ground leases(2)	3,568	3,568
	39,673	39,673
Less: accumulated amortization	(3,693)	(3,259)
Intangible assets, net	$35,980	$36,414

Intangible liability:
Unfavorable contract liability(2)	$14,236	$14,236
Less: accumulated amortization	(1,963)	(1,668)
Intangible liability, net (included within other liabilities)	$12,273	$12,568

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

7. Long-Term Debt
Long-term debt as of September 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	Origination	Original Principal Amount		Interest Rate	Principal Amortization Period	September 30,	December 31,
			Maturity			2016	2015
Revolving credit facility(1)	July 2010	n/a	March 2019	Floating	n/a	$70,000	$110,000
Term loan:
Royal Palm South Beach Miami, a Tribute Portfolio Resort(2)	March 2015	$125,000	March 2017	Floating	n/a	125,000	125,000
Other mortgage loans:
Hyatt Regency Boston(3)	June 2011	$95,000	July 2016	5.01%	30	—	88,601
Courtyard Washington Capitol Hill/Navy Yard(4)	June 2011	$37,497	November 2016	5.90%	30	—	34,491
Boston Marriott Newton	May 2013	$60,000	June 2020	3.63%	25	55,024	56,221
Le Meridien San Francisco	July 2013	$92,500	August 2020	3.50%	25	85,114	86,979
Denver Marriott City Center(5)	July 2012	$70,000	August 2022	4.90%	30	65,363	66,285
Hilton Checkers Los Angeles	February 2013	$32,000	March 2023	4.11%	30	30,037	30,480
W Chicago – City Center	July 2013	$93,000	August 2023	4.25%	25	86,307	88,008
Hyatt Herald Square New York/Hyatt Place New York Midtown South(6)	July 2014	$90,000	July 2024	4.30%	30	89,775	90,000
Hyatt Regency Boston	June 2016	$150,000	July 2026	4.25%	30	149,378	—
						755,998	776,065
Unamortized premium(4)						—	176
Unamortized deferred financing costs						(6,019)	(6,493)
Long-term debt						$749,979	$769,748

(1)
The Trust may exercise an option to extend the maturity by one year, subject to certain customary conditions. As of September 30, 2016, the interest rate in effect was 2.07%. See below for additional information related to the revolving credit facility.

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

(4)
On June 30, 2011, in connection with the acquisition of the Courtyard Washington Capitol Hill/Navy Yard, the Trust assumed an existing loan agreement with an outstanding principal balance of $37.5 million. Based on interest rates on similar types of debt instruments at the time of assumption, the Trust recorded the loan at its estimated fair value of $38.6 million, which included a premium on mortgage loan of $1.1 million. Amortization of premium on mortgage loan is computed using a method that approximates the effective interest method over the term of the loan agreement and is included in interest expense in the interim consolidated statements of operations. On August 1, 2016, the Trust prepaid without penalty this mortgage loan.

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
The amount that the Trust can borrow under the revolving credit facility is based on the value of the Trust's hotels included in the borrowing base, as defined in the amended credit agreement. As of September 30, 2016, the borrowing base included 11 of the Trust's hotels providing borrowing availability of $300.0 million under the revolving credit facility, of which $230.0 million remained available. The amended credit agreement contains more favorable financial covenants, including the leverage ratio and minimum tangible net worth requirement, as compared to those in effect prior to the amendment, and has additional financial covenants typically found in similar unsecured revolving credit facilities, including a consolidated secured debt ratio, an unsecured leverage ratio and an unsecured debt service coverage ratio.
Other
Certain of the Trust's mortgage loan agreements contain standard financial covenants relating to coverage ratios and standard provisions that require loan servicers to maintain escrow accounts for certain items, including real estate taxes, insurance premiums, and normal replacements of FF&E.
As of September 30, 2016, the Trust was in compliance with all financial covenants under its borrowing arrangements. As of September 30, 2016, the Trust’s weighted-average interest rate on its long-term debt was 3.82%. Future scheduled principal payments of debt obligations (assuming no exercise of extension options) as of September 30, 2016 are as follows (in thousands):

Year	Amounts
2016	$2,883
2017	137,648
2018	13,178
2019	83,732
2020	135,316
Thereafter	383,241
$755,998

8. Earnings Per Share
The following is a reconciliation of the amounts used in calculating basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net income available to common shareholders	$23,525	$24,758	$57,293	$45,511
Less: Dividends declared on unvested time-based awards	(146)	(153)	(435)	(426)
Less: Undistributed earnings allocated to unvested time- based awards	—	(8)	—	—
Net income available to common shareholders, excluding amounts attributable to unvested time-based awards	$23,379	$24,597	$56,858	$45,085

Denominator:
Weighted-average number of common shares outstanding–basic	58,729,338	58,552,800	58,711,056	57,107,919
Effect of dilutive unvested performance-based awards	199,095	438,287	183,473	429,052
Weighted-average number of common shares outstanding–diluted	58,928,433	58,991,087	58,894,529	57,536,971

Net income available per common share:
Basic	$0.40	$0.42	$0.97	$0.79
Diluted	$0.40	$0.42	$0.97	$0.78
For the three and nine months ended September 30, 2016 and 2015, 788,291 unvested performance-based awards and 212,579 unvested performance-based awards, respectively, were excluded from diluted weighted-average common shares outstanding as the awards either had not achieved the specific levels of relative total shareholder return required for vesting at each period end or their effect would have been anti-dilutive.

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
On September 6, 2013, the Trust entered into sales agreements with two sales agents, pursuant to which the Trust may issue and sell up to $100.0 million in the aggregate of its common shares through a continuous at-the-market offering or other methods (the “ATM program”). The Trust did not sell any common shares under the ATM program during the nine months ended September 30, 2016. As of September 30, 2016, $76.0 million of common shares remained available for issuance under the ATM program.
On March 27, 2015, the Trust completed an underwritten public offering of 4,600,000 common shares at a price of $33.47 per share, including 600,000 shares sold pursuant to the underwriter's exercise of its option to purchase additional shares. After deducting underwriting fees and offering costs, the Trust generated net proceeds of $153.7 million.
On September 29, 2015, the Trust's board of trustees authorized a share repurchase program pursuant to which the Trust may acquire up to $100.0 million of its common shares. The repurchase program authorizes the Trust to repurchase its common shares from time to time through open market purchases, negotiated transactions or other means, in accordance with applicable securities laws and other restrictions. The repurchase program expires in September 2018, but may be suspended or discontinued at any time, and does not obligate the Trust to acquire any particular amount of its shares. As of September 30, 2016, $100.0 million remained available for the repurchase of common shares.
For the nine months ended September 30, 2016, the Trust issued 2,645 unrestricted common shares and 448,146 restricted common shares to its trustees and employees. For the nine months ended September 30, 2016, the Trust repurchased 7,854 common shares from employees to satisfy the minimum statutory tax withholding requirements related to the vesting of their previously granted restricted common shares. As of September 30, 2016, the Trust had 60,102,459 common shares outstanding.

For the nine months ended September 30, 2016, the Trust paid or its board of trustees declared the following dividends per common share:

	Record Date	Payment Date	Dividend Per Common Share
Fourth Quarter 2015	December 31, 2015	January 15, 2016	$0.40
First Quarter 2016	March 31, 2016	April 15, 2016	$0.40
Second Quarter 2016	June 30, 2016	July 15, 2016	$0.40
Third Quarter 2016	September 30, 2016	October 14, 2016	$0.40
Preferred Shares—The Trust is authorized to issue up to 100,000,000 preferred shares, $.01 par value per share. The Trust’s board of trustees is required to set for each class or series of preferred shares the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption. As of September 30, 2016, the Trust had 5,000,000 shares of its 7.75% Series A Cumulative Redeemable Preferred Shares outstanding.
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
For the nine months ended September 30, 2016, the Trust paid or its board of trustees declared the following dividends per preferred share:

	Record Date	Payment Date	Dividend Per Series A Cumulative Redeemable Preferred Share
Fourth Quarter 2015	December 31, 2015	January 15, 2016	$0.484375
First Quarter 2016	March 31, 2016	April 15, 2016	$0.484375
Second Quarter 2016	June 30, 2016	July 15, 2016	$0.484375
Third Quarter 2016	September 30, 2016	October 14, 2016	$0.484375
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

The Trust initially reserved 454,657 common shares for issuance under the Plan at its establishment. In May 2012, the Trust’s common shareholders approved an amendment to the Plan such that the number of shares available for issuance under the Plan was increased by 2,750,000. Shares that are issued under the Plan to any person pursuant to an award are counted against this limit as one share for every one share granted. If any shares covered by an award are not purchased or are forfeited, if an award is settled in cash, or if an award otherwise terminates without delivery of any shares, then the number of common shares counted against the aggregate number of shares available under the Plan with respect to the award will, to the extent of any such forfeiture or termination, again be available for making awards under the Plan. As of September 30, 2016, subject to increases that may result in the case of any future forfeiture or termination of currently outstanding awards, 818,170 common shares were reserved and available for future issuances under the Plan.
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
For the nine months ended September 30, 2016, the Trust granted 448,146 restricted common shares to certain employees and trustees, of which 162,229 shares were time-based awards and 285,917 shares were performance-based awards (the “2016 Performance-Based Awards”). The time-based awards are generally eligible to vest at the annual rate of one-third of the number of restricted shares granted commencing on the first anniversary of their issuance. The 2016 Performance-Based Awards are eligible to vest at December 31, 2018. Dividends on the 2016 Performance-Based Awards accrue, but are not paid unless the related shares vest. The fair value of the 2016 Performance-Based Awards was $10.54 per share and was determined using a Monte Carlo simulation with the following assumptions: volatility of 21.04%; an expected term equal to the requisite service period for the awards; and a risk-free interest rate of 1.38%.
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
As of September 30, 2016, there was approximately $9.5 million of unrecognized share-based compensation expense related to restricted common shares. The unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1.7 years.
The following is a summary of the Trust’s restricted common share activity for the nine months ended September 30, 2016:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Restricted common shares as of December 31, 2015	1,057,270	$17.40
Granted	448,146	$15.58
Vested	(133,213)	$27.58
Forfeited	—	$—
Restricted common shares as of September 30, 2016	1,372,203	$15.81

11. Fair Value Measurements and Derivative Instrument
The following table sets forth the Trust’s financial assets and liabilities measured at fair value by level within the fair value hierarchy (in thousands). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at September 30, 2016
	Total	Level 1	Level 2	Level 3
Liabilities:
Interest rate swap (included within other liabilities)	$187	$—	$187	$—
	$187	$—	$187	$—
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
The Trust’s financial instruments in addition to those disclosed in the table above include cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, and long-term debt. The carrying values reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses approximate fair value. The Trust estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument using estimated market rates of debt instruments with similar maturities and credit profiles. These inputs are classified as Level 3 within the fair value hierarchy. As of September 30, 2016, the carrying value reported in the consolidated balance sheet for the Trust's long-term debt approximated its fair value.

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
Franchise Agreements—As of September 30, 2016, 12 of the Trust’s hotels operated pursuant to franchise agreements with hotel brand companies and 10 hotels operated pursuant to management agreements with hotel brand companies that allowed them to operate under their respective brands. Under the 12 franchise agreements, the Trust generally pays a royalty fee ranging from 3% to 6% of room revenues and up to 3% of food and beverage revenues, plus additional fees for marketing, central reservation systems, and other franchisor costs that amount to between 1% and 5% of room revenues.
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

Executive Summary
Our hotel portfolio had a RevPAR decline of 0.7% during the third quarter of 2016 as compared to the third quarter of 2015, driven by a decrease in ADR of 1.7% offset by an increase in occupancy of 0.9 percentage points. Our hotel portfolio underperformed the U.S. industry average RevPAR growth of 3.3%, as reported by STR, Inc.
During the third quarter, we experienced continued pricing pressure from corporate transient customers across our portfolio, which we believe is attributed to the recent quarterly declines in U.S. corporate profits. Given the revenue decline was driven by a decrease in ADR, our hotel portfolio also experienced a decrease in Adjusted Hotel EBITDA and Adjusted Hotel EBITDA Margin during the third quarter of 2016 as compared to the third quarter of 2015. We continue to aggressively asset manage our hotels, including working closely with our hotel operators to implement cost containment and cost reduction measures in order to mitigate the current environment. We expect the headwinds we saw during the third quarter to persist through the remainder of 2016.

Results of Operations
Comparison of three months ended September 30, 2016 and 2015
Results of operations for the three months ended September 30, 2016 and 2015 include the operating activity of all 22 hotels owned as of September 30, 2016 for the full periods.
Revenues—Total revenue for the three months ended September 30, 2016 and 2015 was $164.5 million and $165.0 million, respectively. The decrease in total revenue was $0.5 million. We experienced decreases in total revenue from our hotels located in San Francisco, New Orleans, New York, Chicago, and Washington DC, primarily as a result of a decrease in demand from transient customers during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. The aforementioned decreases in total revenue were offset partially by increases in total revenue from our hotels located in Los Angeles, Denver, Minneapolis, Miami, and San Diego. We experienced an increase in demand from transient customers in those markets and our hotels located in Denver and Minneapolis further benefited from an increase in demand from group customers as a result of favorable city wide events and/or convention calendars during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015.
Hotel operating expenses—Hotel operating expenses, excluding depreciation and amortization, for the three months ended September 30, 2016 and 2015 was $107.4 million and $106.8 million, respectively. The increase in total hotel operating expenses of $0.6 million was primarily a result of an increase in occupancy at our hotels during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. Specifically driving the increase in total hotel operating expenses were increases in rooms expense and the following indirect hotel operating expenses: general and administrative, sales and marketing, and incentive management fees. The increases in the aforementioned expenses were partially offset by decreases in food and beverage expense and the following indirect hotel operating expenses: repairs and maintenance, utilities, property taxes, and insurance.
Depreciation and amortization—Depreciation and amortization expense for the three months ended September 30, 2016 and 2015 was $18.7 million and $18.3 million, respectively. The increase in depreciation and amortization expense was primarily attributable to routine capital expenditures made since September 30, 2015.
Air rights contract amortization—Air rights contract amortization expense associated with the Hyatt Regency Boston for each of the three months ended September 30, 2016 and 2015 was $0.1 million.
Corporate general and administrative—Corporate general and administrative expense for the three months ended September 30, 2016 and 2015 was $4.1 million and $4.0 million, respectively. Included in corporate general and administrative expense for the three months ended September 30, 2016 and 2015 was $2.4 million and $1.9 million, respectively, of non-cash share-based compensation expense. The increase in non-cash share-based compensation expense related to restricted common shares granted to employees.
Interest expense—Interest expense for the three months ended September 30, 2016 and 2015 was $8.1 million and $8.3 million, respectively. The decrease is primarily related to (1) the decrease in long-term debt outstanding as compared to the three months ended September 30, 2015 and (2) interest rate savings related to the prepayment of the Hyatt Regency Boston mortgage loan in April 2016 and the Courtyard Washington Capitol Hill/Navy Yard mortgage loan in August 2016.
Income tax expense—Income tax expense for the three months ended September 30, 2016 and 2015 was $0.2 million and $0.3 million, respectively. Income tax expense is directly related to taxable income generated by our TRSs during the period.
Comparison of nine months ended September 30, 2016 and 2015
Results of operations for the nine months ended September 30, 2016 include the operating activity of 22 hotels for the full period, whereas the results of operations for the nine months ended September 30, 2015 include the operating activity of 20 hotels for the full period and two hotels for part of the period. We use the term “comparable hotel portfolio” to refer to those hotels owned for the entirety of the two periods being compared and the term “non-comparable hotel portfolio” to refer to those hotels acquired or sold in either of the two periods being compared. The comparable hotel portfolio for the nine months ended September 30, 2016 and 2015 includes 20 of our 22 hotels owned as of September 30, 2016.
Revenues—Total revenue for the nine months ended September 30, 2016 was $474.6 million, of which $417.8 million was contributed by the comparable hotel portfolio and $56.8 million was contributed by the non-comparable hotel portfolio. Total revenue for the nine months ended September 30, 2015 was $436.4 million, of which $402.3 million was contributed by the comparable hotel portfolio and $34.1 million was contributed by the non-comparable hotel portfolio. The increase in total revenue for the comparable hotel portfolio was $15.5 million. We experienced increases in total revenue from our hotels located in Los Angeles, San Francisco, Denver, Boston, New Orleans, and Minneapolis, which were offset partially by decreases in total revenue from our hotels located in Chicago, Washington DC, New York and Seattle. The Hyatt Regency Boston, the Le Meridien San Francisco and the Hyatt Centric Fisherman's Wharf experienced significant increases in total revenue due to the fact that the hotels were undergoing comprehensive renovations during a portion of the nine months ended September 30, 2015. We experienced favorable city wide events and convention calendar in San Francisco during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, which led to increased demand from group customers and contributed to the increase in total revenue at the hotels located in that market. Conversely, we experienced unfavorable city wide events and convention calendar in Chicago during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, which led to decreased demand from group customers and primarily drove the decrease in total revenue at the hotels located in that market.
Hotel operating expenses—Hotel operating expenses, excluding depreciation and amortization, for the nine months ended September 30, 2016 was $314.5 million, of which $279.8 million was contributed by the comparable hotel portfolio and $34.7 million was contributed by the non-comparable hotel portfolio. Hotel operating expenses, excluding depreciation and amortization, for the nine months ended September 30, 2015 was $293.2 million, of which $271.0 million was contributed by the comparable hotel portfolio and $22.2 million was contributed by the non-comparable hotel portfolio. The increase in total hotel operating expenses for the comparable hotel portfolio of $8.8 million was primarily a result of the increase in corresponding total revenue for the comparable hotel portfolio. Specifically driving the increase in total hotel operating expenses were rooms expense, food and beverage expense and the following indirect hotel operating expenses: general and administrative, sales and marketing, repairs and maintenance, franchise fees, and management fees. Credit card commissions (included within general and administrative), brand marketing fees (included within sales and marketing), franchise fees and management fees are all variable hotel operating expenses calculated as a percentage of revenue and, therefore, increased commensurate with the increase in total revenues.
Depreciation and amortization—Depreciation and amortization expense for the nine months ended September 30, 2016 and 2015 was $55.8 million and $51.2 million, respectively. The increase in depreciation and amortization expense was primarily attributable to the acquisitions of the Royal Palm South Beach Miami, a Tribute Portfolio Resort in March 2015 and the Ace Hotel and Theater Downtown Los Angeles in April 2015.
Air rights contract amortization—Air rights contract amortization expense associated with the Hyatt Regency Boston for each of the nine months ended September 30, 2016 and 2015 was $0.4 million.
Corporate general and administrative—Corporate general and administrative expense for the nine months ended September 30, 2016 and 2015 was $14.1 million and $13.1 million, respectively. Included in corporate general and administrative expense for the nine months ended September 30, 2016 and 2015 was $7.2 million and $5.6 million, respectively, of non-cash share-based compensation expense. The increase in corporate general and administrative expense is primarily related to an increase in non-cash share-based compensation expense related to restricted common shares granted to employees.
Hotel acquisition costs—Hotel acquisition costs for the nine months ended September 30, 2015 was $0.9 million. There were no hotel acquisitions occurring or hotel acquisition costs incurred during the nine months ended September 30, 2016.
Interest expense—Interest expense for the nine months ended September 30, 2016 and 2015 was $23.9 million and $23.6 million, respectively. The increase is primarily related to the use of debt to partially fund the acquisitions of the Royal Palm South Beach Miami, a Tribute Portfolio Resort in March 2015 and the Ace Hotel and Theater Downtown Los Angeles in April 2015, offset by interest rate savings related to the prepayment of the Hyatt Regency Boston mortgage loan in April 2016 and the Courtyard Washington Capitol Hill/Navy Yard mortgage loan in August 2016.
Gain on sale of hotel—Gain on sale of hotel for the nine months ended September 30, 2016 was $0.6 million and related to the sale of the separate, five-room villa building and related land parcel at the Hyatt Centric Santa Barbara in April 2016.
Income tax expense—Income tax expense for the nine months ended September 30, 2016 and 2015 was $2.0 million and $1.3 million, respectively. Income tax expense is directly related to taxable income generated by our TRSs during the period.
Hotel operating results
We assess the operating performance of our hotels irrespective of the hotel owner during the periods compared. We use the term "pro forma" to refer to metrics that include, or comparisons of metrics that are based on, the operating results of hotels under previous ownership for either a portion of or the entire period. Since two of our hotels owned as of September 30, 2016 were acquired during 2015, the key operating metrics below reflect the pro forma operating results for those hotels for the nine months ended September 30, 2015. Included in the following table are comparisons of occupancy, ADR, RevPAR, Adjusted

Hotel EBITDA, and Adjusted Hotel EBITDA Margin for the hotel portfolio for the three and nine months ended September 30, 2016 and 2015 (in thousands, except for ADR and RevPAR):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015(1)	Change
Occupancy	88.8%	87.9%	90 bps	85.2%	82.0%	320 bps
ADR	$233.19	$237.33	(1.7)%	$229.20	$230.75	(0.7)%
RevPAR	$207.12	$208.58	(0.7)%	$195.34	$189.32	3.2%

Adjusted Hotel EBITDA	$56,983	$58,087	(1.9)%	$159,631	$149,630	6.7%
Adjusted Hotel EBITDA Margin	34.6%	35.2%	(60) bps	33.6%	32.8%	80 bps

(1)	Includes results of operations for certain hotels prior to our acquisition.

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
The following table reconciles net income to Hotel EBITDA, Adjusted Hotel EBITDA, pro forma Adjusted Hotel EBITDA, and pro forma Adjusted Hotel EBITDA Margin for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$25,947	$27,180	$64,559	$52,777
Add: Interest expense	8,122	8,287	23,892	23,634
Income tax expense	162	301	1,982	1,293
Depreciation and amortization	18,703	18,306	55,797	51,162
Air rights contract amortization	130	130	390	390
Corporate general and administrative	4,074	4,019	14,074	13,094
Hotel acquisition costs	—	19	—	854
Hotel EBITDA	57,138	58,242	160,694	143,204
Less: Non-cash amortization(1)	(155)	(155)	(465)	(416)
Gain of sale of hotel	—	—	(598)	—
Adjusted Hotel EBITDA	56,983	58,087	159,631	142,788
Add: Prior owner Hotel EBITDA(2)	—	—	—	6,842
Pro forma Adjusted Hotel EBITDA	$56,983	$58,087	$159,631	$149,630

Total revenue	$164,529	$165,009	$474,571	$436,444
Add: Prior owner total revenue(2)	—	—	—	20,286
Pro forma total revenue	$164,529	$165,009	$474,571	$456,730

Pro forma Adjusted Hotel EBITDA Margin	34.6%	35.2%	33.6%	32.8%

(1)	Reflects non-cash amortization of ground lease asset, deferred franchise costs, deferred key money, and unfavorable contract liability.

(2)	Reflects results of operations for certain hotels prior to our acquisition.

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
The following table reconciles net income to Corporate EBITDA and Adjusted Corporate EBITDA for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$25,947	$27,180	$64,559	$52,777
Add: Interest expense	8,122	8,287	23,892	23,634
Income tax expense	162	301	1,982	1,293
Depreciation and amortization	18,703	18,306	55,797	51,162
Corporate EBITDA	52,934	54,074	146,230	128,866
Add: Hotel acquisition costs	—	19	—	854
Less: Non-cash amortization(1)	(26)	(25)	(76)	(26)
Gain on sale of hotel	—	—	(598)	—
Adjusted Corporate EBITDA	$52,908	$54,068	$145,556	$129,694

(1)	Reflects non-cash amortization of ground lease asset, deferred franchise costs, deferred key money, unfavorable contract liability, and air rights contract.

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
The following table reconciles net income to FFO, FFO available to common shareholders, and AFFO available to common shareholders for the three and nine months ended September 30, 2016 and 2015 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$25,947	$27,180	$64,559	$52,777
Add: Depreciation and amortization	18,703	18,306	55,797	51,162
Less: Gain on sale of hotel	—	—	(598)	—
FFO	44,650	45,486	119,758	103,939
Less: Preferred share dividends	(2,422)	(2,422)	(7,266)	(7,266)
Dividends declared on unvested time-based awards	(146)	(153)	(435)	(426)
Undistributed earnings allocated to unvested time-based awards	—	(8)	—	—
FFO available to common shareholders	42,082	42,903	112,057	96,247
Add: Hotel acquisition costs	—	19	—	854
Less: Non-cash amortization(1)	(26)	(25)	(76)	(26)
AFFO available to common shareholders	$42,056	$42,897	$111,981	$97,075

FFO available per common share:
Basic	$0.72	$0.73	$1.91	$1.69
Diluted	$0.71	$0.73	$1.90	$1.67

AFFO available per common share:
Basic	$0.72	$0.73	$1.91	$1.70
Diluted	$0.71	$0.73	$1.90	$1.69

(1)	Reflects non-cash amortization of ground lease asset, deferred franchise costs, deferred key money, unfavorable contract liability, and air rights contract.

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

Sources and Uses of Cash
For the nine months ended September 30, 2016, net cash flows from operating activities were $122.0 million; net cash flows used in investing activities were $16.3 million, including $17.6 million for improvements and additions to our hotels, offset by proceeds of $2.0 million from the sale of the separate, five-room villa building and related land parcel at the Hyatt Centric Santa Barbara; and net cash flows used in financing activities were $99.3 million, including the prepayment of two mortgage loans secured by the Hyatt Regency Boston and the Courtyard Washington Capitol Hill/Navy Yard totaling $122.2 million, net repayment of $40.0 million under our revolving credit facility, $7.8 million in scheduled principal payments on mortgage debt and $78.1 million in dividend payments to common and preferred shareholders, offset by proceeds of $150.0 million from the issuance of mortgage debt. As of September 30, 2016, we had cash and cash equivalents of $56.9 million.

Liquidity and Capital Resources
We expect our primary source of cash to meet operating requirements, including payment of dividends in accordance with the REIT requirements of the U.S. federal income tax laws, payment of interest on any borrowings and funding of any capital expenditures, will be from our hotels’ results of operations and existing cash and cash equivalent balances. We currently expect that our operating cash flows will be sufficient to fund our continuing operations. We also expect to use existing restricted cash balances to partially fund any capital expenditures. We intend to incur indebtedness to supplement our investment capital and to maintain flexibility to respond to industry conditions and opportunities. We are targeting an overall debt level not to exceed 40% of the aggregate value of all of our hotels as calculated in accordance with our revolving credit facility; as of September 30, 2016, our overall debt level was 31.9% under this calculation.
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
As of the date of this filing, we have approximately $56.0 million of cash and cash equivalents, approximately $41.2 million of restricted cash, and total borrowing availability of $300.0 million under our revolving credit facility, of which $220.0 million remained available. See Note 7, "Long-Term Debt," to our interim consolidated financial statements for additional information relating to our revolving credit facility and other long-term debt.

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
From time to time, certain of our hotels may be undergoing renovations as a result of our decision to upgrade portions of the hotels, such as guestrooms, meeting space, and/or restaurants, in order to better compete with other hotels in our markets. As of September 30, 2016, none of our hotels were undergoing comprehensive renovations. In addition, often after we acquire a hotel, we are required to complete a PIP in order to bring the hotel up to the respective franchisor’s standards. If permitted by the terms of the management agreement, funding for a renovation will first come from the FF&E reserve. To the extent that the FF&E reserve is not adequate to cover the cost of the renovation, we will fund the remaining portion of the renovation with cash and cash equivalents or available borrowings under our revolving credit facility.

Contractual Obligations
The following table sets forth our contractual obligations as of September 30, 2016, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands). There were no other material off-balance sheet arrangements at September 30, 2016.

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Revolving credit facility, including interest(1)	$73,690	$1,472	$72,218	$—	$—
Term loan, including interest(1)	127,203	127,203	—	—	—
Other mortgage loans, including interest	712,395	35,034	71,544	183,912	421,905
Corporate office lease	239	239	—	—	—
Ground leases(2)	210,614	4,101	8,201	8,201	190,111
	$1,124,141	$168,049	$151,963	$192,113	$612,016

(1)
Assumes no additional borrowings and interest payments are based on the interest rate in effect at September 30, 2016. Also assumes that no extension options are exercised. See the notes to our interim consolidated financial statements for additional information relating to our revolving credit facility and term loan.

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
We earn interest income primarily from cash and cash equivalent balances. Based on our cash and cash equivalents as of September 30, 2016, if interest rates increase or decrease by 1.00%, our interest income will increase or decrease by approximately $0.6 million annually.
Amounts borrowed under our revolving credit facility currently bear interest at variable rates based on LIBOR plus 1.55% - 2.30% (the spread over LIBOR based on our consolidated leverage ratio). If prevailing LIBOR on any outstanding borrowings under our revolving credit facility were to increase or decrease by 1.00%, the increase or decrease in interest expense on our debt would increase or decrease future earnings and cash flows by approximately $0.7 million annually, assuming that the amount outstanding under our revolving credit facility was to remain at $70.0 million, the balance at September 30, 2016.

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

CHESAPEAKE LODGING TRUST

Date: November 1, 2016	By:	/S/ DOUGLAS W. VICARI
Douglas W. Vicari
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ GRAHAM J. WOOTTEN
Graham J. Wootten
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)