Form 10-K
period 2016-12-31
Chesapeake Lodging Trust
filed 2017-02-22
CIK 1473078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________
FORM 10-K
________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2016, the aggregate market value of the registrant’s common shares held by non-affiliates of the registrant was approximately $1,342,407,000 based on the closing price reported on the New York Stock Exchange. As of February 17, 2017, there were 60,094,371 shares of the registrant’s common shares issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain portions of the Registrant’s proxy statement for its 2017 annual meeting of shareholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

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
The Trust was founded to capitalize on the opportunity created by this lodging industry downturn. Since completing our IPO in 2010 and through the first half of 2015, we took advantage of industry conditions to acquire our current portfolio of 22 hotels, consisting of 6,694 rooms, at prices generally below replacement cost, with attractive yields and upside potential. We have followed a disciplined strategy to acquire hotels generally concentrated in the central business districts of top U.S. lodging markets, which historically have had high barriers-to-entry. Our portfolio reflects our strong efforts to establish geographic diversification, with hotels in nine states and the District of Columbia, but maintains a clear focus on the most important U.S. lodging markets.
The lodging industry has recovered significantly since our IPO. Industry-wide RevPAR from 2010 through 2016 increased 52.7%, as reported by STR, and in 2013, surpassed the prior peak established in 2007, as a result of continued improvements in hotel occupancy levels and ADR, and below historical average growth in lodging supply. These positive lodging fundamentals have moderated. In 2016, the rate of lodging demand growth (1.7%, as reported by STR) decreased as compared to the several years prior while the rate of lodging supply growth (1.6%, as reported by STR) approached historical average levels. Several industry prognosticators, including STR, expect lodging supply growth to exceed lodging demand growth in 2017 for the first time since 2009.

We continue to believe our hotel portfolio is well positioned for future performance and long-term real estate value appreciation as a result of our focus on high-quality hotels located in major U.S. lodging markets. However, recognizing that the industry is now entering the eighth year of the current lodging and economic cycle, we expect limited, if any, acquisition activity for the remainder of the lodging cycle and we may increasingly evaluate opportunities to dispose of hotels that we believe have maximized their values.
Business Strategy
Our goal is to deliver strong total returns to our shareholders in the form of the appreciation of our assets and our ability to return funds to our shareholders in the form of dividends. We intend to pursue the following strategies to achieve this goal:
Identify and pursue value-added investments at our hotels. We employ value-added strategies designed to improve the operating performance and value of our hotels. Over the last several years, we have focused a significant portion of our efforts on identifying and pursuing investments to promote the competitive positioning and operations of our hotels, and we intend to continue our aggressive efforts in this regard. Examples include the approximate $7 million renovation and repositioning of the Hotel Adagio San Francisco in 2012, enabling the hotel to become part of the Marriott Autograph Collection; the approximate $5 million we spent in 2012 to create 35 additional guestrooms on the top two, previously vacant, floors of the W Chicago – City Center; and in 2014, the completion of three major investments, including the approximate $37 million comprehensive renovation at our W Chicago – Lakeshore, the approximate $25 million comprehensive renovation of our former W New Orleans to re-brand the hotel as the Le Meridien New Orleans, and the approximate $8 million comprehensive renovation of our former Holiday Inn New York City Midtown – 31st Street to re-brand the hotel as the Hyatt Herald Square New York.
Optimize the branding and management of our hotels. We regularly evaluate opportunities to re-brand certain hotels by determining which brands are available in the market, seeking to quantify the potential improvement in revenue generation and profitability that a hotel might experience under a new brand. We analyze these opportunities by reviewing the revenue data of the local competitive set of hotels that are branded most similarly to the proposed new brand for the hotel, which data we obtain from a third party, STR. Based on this data, we project the expected revenue for the hotel with the new brand and use hotel industry standards for profit margins, and our own operating history, to calculate potential profits. We then compare the potential profits to the expected capital costs to bring the hotel into compliance with the standards of the proposed new brand to calculate a return on investment, which we use to determine whether it is in our shareholders’ interests to undertake the re-branding project. Examples of our deployment of this strategy can be found in the repositioning of the previously independent Hotel Adagio San Francisco to become part of the Marriott Autograph Collection in 2013, and the conversions of our former W New Orleans to the Le Meridien brand and our former Holiday Inn New York City Midtown – 31st Street to the Hyatt brand in 2014. Likewise, we continually evaluate the performance of the third parties managing each of our hotels and evaluate whether a hotel might perform better under different managerial control. In this regard, we review the operating performance of the hotel and compare that with its local competitive set and industry standards, as well as our experience in our dealings with the 10 management companies currently operating our hotels. In accordance with this strategy, we replaced the management company operating our two hotels located in New York in October 2016. We will continue to pursue a change in a hotel’s management company when we determine the benefits of a change outweigh the costs.
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
When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Indoor air quality issues can also stem from inadequate ventilation, chemical contamination from indoor or outdoor sources, and other biological contaminants, such as pollen, viruses and bacteria. Indoor exposure to airborne toxins or irritants above certain levels can be alleged to cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold or other airborne contaminants at any of our properties could require us to undertake a costly remediation program to contain or remove the mold or other airborne contaminants from the affected property or increase indoor ventilation. In addition, the presence of significant mold or other airborne contaminants could expose us to liability from third parties if property damage or personal injury occurs. We are not presently aware of any indoor air quality issues at our properties that could result in a material adverse effect on our business, financial condition or results of operations.
Employees
As of February 17, 2017, we had 15 employees. All persons employed in the day to day operations of our hotels are employees of the management companies engaged by our TRS lessees to operate such hotels.
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
Risks related to our business and hotels
The lodging industry is highly cyclical in nature, and we cannot assure you if or how long the growth period of the current lodging cycle will last.
The performance of the lodging industry has historically been closely linked to the performance of the general economy and, specifically, growth in U.S. GDP. Fluctuations in lodging demand and, therefore, operating performance, are caused largely by changing general economic and local market conditions, which subsequently affect levels of business and leisure travel. The global economic downturn from late 2007 through 2009 led to a significant decline in demand for goods and services provided by the lodging industry, lowered occupancy levels and significantly reduced room rates. Demand for goods and services provided by the lodging industry generally trails improvement in economic conditions, but since 2010 and through 2016, the lodging industry has recovered faster and stronger than the U.S. economy generally, with industry-wide RevPAR increasing 52.7% over that period, as reported by STR. However, the rate of lodging demand growth decreased in 2016 (1.7%, as reported by STR) as compared to the several years prior and there can be no assurance of either any further increase in lodging demand from current levels or of the timing or extent of any such lodging demand growth. If lodging demand weakens, our operating results and profitability, and the value of our hotels, could be adversely affected. A slowdown in U.S. economic growth or contraction of the U.S. economy, if experienced, would likely have an adverse impact on our revenues and negatively affect our profitability.
In addition to general economic conditions, new lodging supply is an important factor that can affect the lodging industry’s performance and overbuilding has the potential to further exacerbate the negative impact of an economic downturn. After experiencing several years of significantly below historical average growth, in 2016, the rate of lodging supply growth (1.6%, as reported by STR) approached historical average levels. Room rates and occupancy, and thus RevPAR, tend to increase when lodging demand growth exceeds lodging supply growth. When lodging supply growth exceeds lodging demand growth, occupancy tends to decrease and room rates and RevPAR can experience limited increases or even decrease. Several industry prognosticators, including STR, expect lodging supply growth to exceed lodging demand growth in 2017 for the first time since 2009. A reduction or slowdown in growth of lodging demand or increased growth in lodging supply could result in returns that are substantially below expectations or result in losses, which could have a material adverse effect on our business, financial condition, results of operations and cash available for distributions to our shareholders.
We may not be able to successfully grow our business or generate sufficient operating cash flows to sustain or increase distributions to our shareholders.
Our ability to grow our business and sustain or increase distributions to our shareholders depends on many factors, including the financial performance of our hotels, the availability of additional attractive acquisition opportunities that satisfy our investment strategies, and our success in identifying and consummating the acquisitions on favorable terms. We compete for investment opportunities with other lodging REITs and real estate investors, some of which have substantially greater financial resources than we do. This competition may limit the number of suitable investment opportunities offered to us or have the effect of increasing the bargaining power of hotel owners seeking to sell hotels, making it more difficult for us to acquire new hotels on attractive terms or at all. Our ability to commit to purchase specific properties will depend, in part, on the amount of our available cash and financial resources at a given time. We cannot assure you that we will be able to acquire hotels with attractive returns or will not seek hotels with greater risk to obtain the same level of returns. Furthermore, there can be no assurance that our current hotels will continue to generate sufficient operating cash flows to enable us to sustain or increase the amount or rate of distributions we make to our shareholders.
Because our officers have broad discretion to invest our available cash and the proceeds of financing transactions, they may make investments where the returns are substantially below expectations or which result in net operating losses.
Our officers have broad discretion, within the general investment policies established by our board of trustees, to invest our available cash and proceeds of financing transactions and to determine the timing of such investments. In addition, our investment policies may be amended or revised from time to time at the discretion of our board of trustees, without a vote of our shareholders. Such discretion could result in investments that may not yield returns consistent with investors’ expectations or with which you may not agree. These factors may increase the uncertainty, and thus the risk, of investing in our shares. Our failure to invest our available funds effectively, or to find suitable hotels to acquire in a timely manner or on acceptable terms, could result in returns that are substantially below expectations or result in losses, which could have a material adverse effect on our business, financial condition, results of operations, and cash available for distributions to our shareholders.
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
We do not have the authority to require any hotel to be operated in a particular manner or to govern any particular aspect of the daily operations of any hotel (for instance, setting room rates). Thus, even if we believe our hotels are being operated inefficiently or in a manner that does not result in satisfactory occupancy rates, ADR and RevPAR, we are not able to force the management company to change its method of operation of our hotels. If necessary, we generally will attempt to resolve issues with our hotel managers through discussions and negotiations. However, if we are unable to reach satisfactory results through discussions and negotiations, we may choose to litigate the dispute or submit the matter to third-party dispute resolution. Our ability to seek redress against a management company for a violation of the terms of the applicable management agreement with our TRS may be limited by the terms of the applicable management agreement. In the event that we need to replace any of our management companies, we may be required by the terms of the management agreement to pay substantial termination fees and may experience significant disruptions at the affected hotels.
Funds spent to maintain licensed brand standards or the loss of a brand license may reduce cash available for shareholder distributions.
All of our hotels operate under licensed brands, either through management or franchise agreements with hotel brand companies that permit us to do so, and we anticipate that some of the hotels we acquire in the future also will operate under licensed brands. We are therefore subject to the risks inherent in concentrating our hotels in licensed brands owned by a limited number of hotel brand companies. These risks include reductions in business following negative publicity related to one of our licensed brands or the hotel brand company that owns one of our licensed brands, or arising from or after a dispute with a hotel brand company.
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
If a hotel brand company terminates the brand license, we may try either to obtain a suitable replacement brand or to operate the hotel without a brand license. Additional consolidation of hotel brand companies may further hinder our ability to find a suitable replacement brand by reducing the number of available alternatives. The loss of a brand license could materially and adversely affect the operations or the underlying value of the hotel because of the loss of associated name recognition, marketing support and centralized reservation systems provided by the hotel brand company. A loss of a brand license for one or more hotels could materially and adversely affect our revenues. This loss of revenues could, therefore, also adversely affect our financial condition, results of operations and cash available for distributions to our shareholders.

Our business may be adversely affected by consolidation in the lodging industry.
Consolidation among hotel brand companies or other participants in the lodging industry may increase the negotiating leverage of the resulting companies, which might result in us incurring increased franchise or management fees. Our hotels operate under multiple licensed brands, each of which offer differing guest amenities and may be associated with different loyalty reward program. The consolidation of two or more hotel brand companies may cause our financial condition and results of operations to be even more dependent on the success and reputation of a limited number of owners of these licensed brands. For example, on September 23, 2016, Marriott International, Inc. (“Marriott”) completed its acquisition of Starwood Hotels & Resorts Worldwide, Inc., bringing Starwood’s portfolio of brands together with Marriott’s portfolio of brands (the “Marriott/Starwood Merger”). As a result of the Marriott/Starwood Merger, our hotels primarily operate under licensed brands owned by three main hotel brand companies: 12 of our hotels are now managed or franchised by Marriott; six of our hotels are now managed or franchised by Hyatt Hotels; and two of our hotels are now managed or franchised by Hilton Worldwide. In addition, to the extent that consolidation among hotel brand companies adversely affects the loyalty reward program offered by one or more of our hotels, customer loyalty to those hotels may suffer and demand for guestrooms may decrease. Furthermore, because each hotel brand company relies on its own network of reservation systems, hotel management systems and customer databases, the integration of two or more networks may result in a disruption to operations of these systems, such as disruptions in processing guest reservations, delayed bookings or sales, or lost guest reservations, which could adversely affect our financial condition, results of operations and cash available for distributions to our shareholders.
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
We lease all of our hotels to our TRSs, and our TRSs are subject to hotel operating risks, including risks of sustaining operating losses after payment of hotel operating expenses, including management fees. These risks can adversely affect the net operating profits of our TRSs, our operating expenses, and cash available for distributions to our shareholders.
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

•
we may be required to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing cash available for distributions to our shareholders, funds available for operations and capital expenditures, future business opportunities or other purposes;

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
Our hotels are subject to various operating risks common to the lodging industry, many of which are beyond our control, including the following:

•	competition from other hotels and lodging alternatives, including Airbnb, HomeAway and VRBO, in our markets;

•	development of new hotels in our markets, which could adversely affect occupancy and revenues at the hotels we currently own or may acquire;

•	dependence on business and commercial travelers and tourism;

•	consolidation in the lodging industry;

•	unfavorable changes in convention calendars in our markets which may negatively affect demand for guestrooms at our hotels in those markets;

•	increases in energy costs and other expenses affecting travel, which may affect travel patterns and reduce the number of business and commercial travelers and tourists;

•	increases in operating costs due to inflation, increasing labor costs and other factors that may not be offset by increased room rates;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances that may increase our costs of compliance with laws and regulations, fiscal policies and ordinances;

•	adverse effects of international, national, regional and local economic and market conditions;

•
the value of the U.S. dollar, which may adversely affect the number of international business and commercial travelers and tourists entering the U.S. and in particular the gateway markets in which many of our hotels are located;

•
unforeseen events beyond our control, such as terrorist attacks, travel related health concerns, including pandemics and epidemics, such as Zika, H1N1 influenza (swine flu), avian bird flu, SARS, and Ebola, civil unrest, political instability, regional hostilities, imposition of taxes or surcharges by regulatory authorities, travel related accidents and unusual weather patterns, including natural disasters, such as hurricanes, tsunamis or earthquakes;

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
The hotel industry is seasonal in nature. This seasonality can be expected to cause quarterly fluctuations in our revenues. The first and fourth fiscal quarters tend to be our weaker periods. Our quarterly earnings may also be adversely affected by factors outside our control, including weather conditions and poor economic factors. As a result, we may have to enter into short-term borrowings in certain quarters in order to offset these fluctuations in revenues and to sustain the amount or quarterly rate of distributions we make to our shareholders.
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
The costs of all these capital improvements could adversely affect our financial condition and cash available for distributions to our shareholders.
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
In addition, we have made in the past and may in the future make loans to enable the developers to complete the project we have contracted to purchase. These loans might be subordinated to the developer’s primary construction financing, and therefore may expose us to risks of loss of some or all of the principal we have extended if the developer, despite our financing, is unable to complete the project timely or on budget. Any losses we incur on a loan we may extend in the future could have a material adverse effect on our financial condition, results of operations and cash available for distributions to our shareholders.
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
Some of our hotel rooms are booked through Internet travel intermediaries, including, but not limited to, Travelocity.com, Hotels.com, Expedia.com, Priceline.com, Orbitz.com, and Booking.com. As these Internet bookings increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from us and our hotel managers. Moreover, some of these Internet travel intermediaries are attempting to offer hotel rooms as a commodity, by increasing the importance of price and general indicators of quality (such as “three-star downtown hotel”) at the expense of brand identification. These intermediaries hope that consumers will eventually develop brand loyalties to their reservations system rather than to the brands under which our hotels are franchised. Although most of the business for our hotels is expected to be derived from traditional channels, if the amount of sales made through Internet intermediaries increases significantly, room revenues may flatten or decrease and our profitability could be adversely affected. In addition, the rise of social media reviews, including, but not limited to, tripadvisor.com, could impact our occupancy levels and results of operations as individuals might be more inclined to write about dissatisfaction than satisfaction with a hotel stay or experience.
Future terrorist attacks or changes in terror alert levels could adversely affect our growth strategies, our ability to obtain financing, our ability to insure our hotels, and our overall financial condition.
Previous terrorist attacks in the U.S. and subsequent terrorist alerts have adversely affected the travel and hospitality industries. The impact that terrorist attacks in the U.S. or elsewhere could have on domestic and international markets and our business in particular is indeterminable. It is possible that such attacks or the threat of such attacks could have a material adverse effect on our business, ability to finance our business, ability to insure our hotels, financial condition, results of operations, and/or cash available for distributions to our shareholders.
Uninsured and underinsured losses could adversely affect our operating results and the amount of cash available for distributions to our shareholders.
We maintain comprehensive insurance on each of the hotels we own, including liability, fire and extended coverage, of the type and amount we believe are customarily obtained for or by hotel owners. Various types of catastrophic losses, like hurricanes, earthquakes and floods, losses from foreign terrorist activities, such as those on September 11, 2001, or losses from domestic terrorist activities, such as the Oklahoma City bombing on April 19, 1995, may not be fully insurable. With four hotels located in San Francisco, we are particularly sensitive to earthquake risks in that area.
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
The costs to clean up a contaminated property, to defend against a claim, or to comply with environmental laws could be material and could adversely affect cash available for distributions to our shareholders. We can make no assurances that

(1) future laws or regulations will not impose material environmental liabilities or (2) the current environmental condition of our hotels will not be affected by the condition of properties in the vicinity of our hotels (such as the presence of leaking underground storage tanks) or by third parties unrelated to us.
Americans with Disabilities Act and other changes in governmental rules and regulations
Under the ADA, all public accommodations must meet various federal requirements related to access and use by disabled persons. Compliance with the ADA’s requirements could require removal of access barriers, and non-compliance could result in the U.S. government imposing fines or in private litigants winning damages. Although we believe that our hotels substantially comply with present requirements of the ADA, we have not conducted a comprehensive audit or investigation of all of our hotels to determine our compliance, and one or more hotels may not be fully compliant with the ADA. Noncompliance with the ADA could result in the incurrence of additional costs to attain compliance. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our hotels and to make alterations as appropriate in this respect. If we are required to make substantial modifications to our hotels, whether to comply with the ADA or other changes in governmental rules and regulations, our financial condition, results of operations and cash available for distributions to our shareholders could be adversely affected.
We are subject to risks associated with the employment of hotel personnel, particularly with hotels that employ unionized labor, which could increase our operating costs, reduce the flexibility of our hotel managers to adjust the size of the workforce at our hotels and impair our ability to make distributions to our shareholders.
We have entered into management agreements with third-party hotel managers to operate our hotels. Our hotel managers are responsible for hiring and maintaining the labor force at each of our hotels. Although we do not directly employ or manage employees at our hotels, we are subject to many of the costs and risks generally associated with the hotel labor force. Increased labor costs due to factors like additional taxes, minimum wage increases or requirements to incur additional employee benefits costs may adversely impact our operating costs. Several local jurisdictions in the U.S. have enacted, or have announced they are considering, legislation increasing the minimum wage applicable to hotel workers in the jurisdiction. If a jurisdiction in which we own a hotel adopts such legislation, the cost to operate the hotel may increase significantly, which could have a material adverse effect on our business, financial condition, results of operations and cash available for distributions to our shareholders.
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
We may be required to expend funds to correct defects or to make improvements before a hotel can be sold. We cannot assure you that we will have funds available to correct those defects or to make those improvements. In acquiring a hotel, we may agree to lock-out provisions that materially restrict us from selling that hotel for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that hotel. These factors and any others that would impede our ability to respond to adverse changes in the performance of our hotels could have a material adverse effect on our financial condition, results of operations, and cash available for distributions to our shareholders.
Increases in our property taxes would adversely affect the amount of cash available for distributions to our shareholders.
Each of our hotels is subject to property taxes. These taxes on our hotels may increase as tax rates change and as the hotels are assessed or reassessed by taxing authorities. If property taxes increase, the amount of cash available for distributions to our shareholders may decrease.

From time to time we may be subject to litigation, which could have a material adverse effect on our financial condition, results of operations, cash flow and trading price of our common shares.
Although our hotel managers are generally responsible for all aspects of the operation of our hotels, and to indemnify us for any losses resulting from litigation arising from such operations, from time to time we may be subject to litigation. Some of these claims may result in defense costs, settlements, fines or judgments against us, some of which are not, or cannot be, covered by insurance. Payment of any such costs, settlements, fines or judgments that are not insured could have a material adverse effect on our financial position, results of operations and cash available for distributions to our shareholders. In addition, certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could adversely impact our results of operations and cash flows, expose us to increased risks that would be uninsured, and/or adversely impact our ability to attract officers and trustees.
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
Rent paid by a lessee that is a “related party tenant” of ours is not qualifying income for purposes of the two gross income tests applicable to REITs. We lease all of our hotels to our TRSs. So long as any TRS lessee qualifies as a TRS, it will not be treated as a “related party tenant” with respect to our hotels that are managed by a qualifying independent hotel management company. We believe that each of our TRSs qualify to be treated as a TRS for U.S. federal income tax purposes, but there can be no assurance that the IRS will not challenge the status of our TRSs for U.S. federal income tax purposes or that a court would not sustain such a challenge. If the IRS were successful in disqualifying one or more of our TRSs from treatment as a TRS, it is possible that we would fail to meet the asset tests applicable to REITs and substantially all of our income would fail to qualify for the gross income tests. If we failed to meet either the asset or gross income tests, we would likely lose our REIT qualification for U.S. federal income tax purposes.

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
The “unsolicited takeover” provisions of Maryland law permit our board of trustees, without shareholder approval and regardless of what is currently provided in our declaration of trust or bylaws, to implement takeover defenses, some of which (for example, a classified board of trustees) we do not yet have. These provisions may have the effect of inhibiting a third party from making an acquisition proposal for us or of delaying, deferring or preventing a change in control of us under the circumstances that otherwise could provide the holders of our common shares with the opportunity to realize a premium over the then-current market price. Our board has resolved to opt out of the “unsolicited takeover” provisions of Maryland law, and that resolution may not be repealed absent the approval by the shareholders of the Trust; however, there can be no assurance that the resolution adopted by the board will not be amended or eliminated at some time in the future.
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
A REIT may own up to 100% of the equity interest of an entity that is a corporation for U.S. federal income tax purposes if the entity is a TRS. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross operating income from hotel operations pursuant to hotel management agreements. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% (20% for taxable years beginning after December 31, 2017) of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation.

Our TRSs will pay U.S. federal income tax and applicable state and local income tax on its taxable income, and its after-tax net income will be available for distribution to us but is not required to be distributed by such TRSs to us. We believe that the aggregate value of the stock and securities of our TRSs have been and will be less than 25% (20% for taxable years beginning after December 31, 2017) of the value of our total assets (including our TRSs’ stock and securities). Furthermore, we monitor the value of our investments in our TRSs for the purpose of ensuring compliance with TRS ownership limitations. There can be no assurance, however, that we will be able to comply with the TRS ownership limitations discussed above.
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

•
unforeseen events beyond our control, such as terrorist attacks, travel related health concerns including pandemics and epidemics, such as Zika, H1N1 influenza (swine flu), avian bird flu, SARS, and Ebola, civil unrest, political instability, regional hostilities, increases in fuel prices, imposition of taxes or surcharges by regulatory authorities, travel related accidents and unusual weather patterns, including natural disasters, such as hurricanes, tsunamis or earthquakes.

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
In September 2015, we announced that our board of trustees authorized the repurchase of up to $100.0 million of our outstanding common shares. Under the share repurchase program, we are authorized to repurchase, from time-to-time, our outstanding common shares on the open market or in privately negotiated transactions in the U.S. The timing and amount of share repurchases will be determined based upon our evaluation of market conditions and other factors. The share repurchase program may be suspended, modified or discontinued at any time, and we have no obligation to repurchase any amount of our common shares under the program. Repurchases pursuant to our share repurchase program could affect our share price and increase the volatility of the trading of our common shares. The existence of a share repurchase program could also cause our share price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our shares. There can be no assurance that any share repurchases will enhance shareholder value because the market price of our common shares may decline below the levels at which we repurchased shares of common shares. Although our share repurchase program is intended to enhance long-term shareholder value, short-term share price fluctuations could reduce the program’s effectiveness. As of the date of this report, we have not repurchased any of our outstanding common shares under the share repurchase program and there can be no assurance that any of our outstanding common shares will be repurchased under the program in the future.

Holders of our outstanding series A preferred shares have dividend, liquidation and other rights that are senior to the rights of the holders of our common shares.

As of December 31, 2016, 5,000,000 of our series A preferred shares were issued and outstanding. Holders of our outstanding series A preferred shares are entitled to cumulative dividends before any dividends may be declared or set aside on our common shares. Upon our voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of our common shares, holders of our series A preferred shares are entitled to receive a liquidation preference of $25.00 per share plus any accrued and unpaid distributions. This will reduce the remaining amount of our assets, if any, available to distribute to holders of our common shares. In addition, holders of our series A preferred shares have the right to elect two additional trustees to our board of trustees whenever dividends are in arrears in an aggregate amount equivalent to six or more quarterly dividends, whether or not consecutive.

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

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
As of February 17, 2017, we owned the following 22 hotels:

Hotel		Number of Rooms	Location
1	Hyatt Regency Boston	502	Boston, MA
2	Hilton Checkers Los Angeles	193	Los Angeles, CA
3	Boston Marriott Newton	430	Newton, MA
4	Le Meridien San Francisco	360	San Francisco, CA
5	Homewood Suites Seattle Convention Center	195	Seattle, WA
6	W Chicago – City Center	403	Chicago, IL
7	Hotel Indigo San Diego Gaslamp Quarter	210	San Diego, CA
8	Courtyard Washington Capitol Hill/Navy Yard	204	Washington, DC
9	Hotel Adagio San Francisco, Autograph Collection	171	San Francisco, CA
10	Denver Marriott City Center	613	Denver, CO
11	Hyatt Herald Square New York	122	New York, NY
12	W Chicago – Lakeshore	520	Chicago, IL
13	Hyatt Regency Mission Bay Spa and Marina	429	San Diego, CA
14	The Hotel Minneapolis, Autograph Collection	222	Minneapolis, MN
15	Hyatt Place New York Midtown South	185	New York, NY
16	W New Orleans – French Quarter	97	New Orleans, LA
17	Le Meridien New Orleans	410	New Orleans, LA
18	Hyatt Centric Fisherman's Wharf	316	San Francisco, CA
19	Hyatt Centric Santa Barbara	200	Santa Barbara, CA
20	JW Marriott San Francisco Union Square	337	San Francisco, CA
21	Royal Palm South Beach Miami, a Tribute Portfolio Resort	393	Miami Beach, FL
22	Ace Hotel and Theater Downtown Los Angeles	182	Los Angeles, CA
	Total number of rooms	6,694

In addition, we lease our headquarters office space located in Annapolis, Maryland.

Item 3.	Legal Proceedings
We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common shares trade on the New York Stock Exchange (the "NYSE") under the symbol “CHSP”. The closing price of our common shares on the NYSE on December 30, 2016 was $25.86 per share. The following table sets forth, for the periods indicated, the high and low sales prices as reported on the NYSE and dividends declared per common share:

	Price Range		Dividends Declared
	High	Low
2016
First quarter	$27.18	$21.55	$0.40
Second quarter	$26.45	$21.93	$0.40
Third quarter	$26.28	$22.52	$0.40
Fourth quarter	$27.08	$20.81	$0.40
2015
First quarter	$39.05	$31.51	$0.35
Second quarter	$34.12	$29.80	$0.35
Third quarter	$32.61	$25.79	$0.40
Fourth quarter	$29.91	$25.13	$0.40

Shareholder Information
As of February 17, 2017, there were 22 registered holders of record of our common shares. This figure does not include beneficial owners who hold shares in nominee form.
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

The following characterizes distributions paid per share for the years ended December 31, 2016 and 2015:

	2016		2015
	$	%	$	%
Common shares:
Ordinary income	$1.415000	88.44%	$1.292828	92.34%
Return of capital	0.175972	11.00%	0.107172	7.66%
Capital gain distribution	0.009028	0.56%	—	—
	$1.600000	100.00%	$1.400000	100.00%

Preferred shares:
Ordinary income	$1.925216	99.37%	$1.937500	100.00%
Return of capital	—	—	—	—
Capital gain distribution	0.012284	0.63%	—	—
	$1.937500	100.00%	$1.937500	100.00%

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
Issuer Purchases of Equity Securities
The following table provides information about our purchase of our common shares during the three months ended December 31, 2016 (in thousands, except share and per share data):

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 1, 2016—October 31, 2016	—	$—	—	$100,000
November 1, 2016—November 30, 2016	—	$—	—	$100,000
December 1, 2016—December 31, 2016	109,275	$25.87	—	$100,000
	109,275	$25.87	—

(1)
We provide employees, who have been issued restricted common shares, the option of selling shares to us to satisfy the minimum statutory tax withholding requirements on the date their shares vest. The common shares repurchased during the three months ended December 31, 2016 related to such repurchases.

(2)
On September 29, 2015, our board of trustees authorized a share repurchase program pursuant to which we may acquire up to $100.0 million of our common shares. The repurchase program expires in September 2018, but may be suspended or discontinued at any time, and does not obligate us to acquire any particular amount of our shares. As of December 31, 2016, we have not repurchased any common shares under the share repurchase program.

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

	As of December 31,
	2016	2015	2014	2013	2012
Hotel Portfolio Data:
Number of hotels	22	22	20	20	15
Number of hotel rooms	6,694	6,699	6,116	5,932	4,727

Balance Sheet Data:
Cash and cash equivalents	$43,060	$50,544	$29,326	$28,713	$33,194
Restricted cash	36,128	40,361	43,387	34,235	23,460
Investments in hotels, net	1,918,704	1,963,358	1,617,419	1,461,220	1,147,104
Total assets	2,035,374	2,087,766	1,713,871	1,547,657	1,226,198
Long-term debt	737,310	769,748	545,659	525,270	398,578
Total shareholders’ equity	1,188,675	1,209,557	1,081,982	946,557	766,808

	Year Ended December 31,
	2016	2015	2014	2013	2012
Statement of Operations Data:
Revenues	$619,699	$582,624	$477,980	$420,177	$278,276
Hotel operating expenses, excluding depreciation and amortization	415,398	391,502	324,882	284,963	185,842
Corporate general and administrative	19,167	18,046	15,557	13,125	11,297
Hotel acquisition costs	—	854	3,622	4,222	2,994
Net income	76,706	67,508	60,954	45,318	27,177
Net income available per common share:
Basic	1.13	1.00	1.01	0.75	0.66
Diluted	1.13	0.99	1.00	0.75	0.66
Cash dividends declared per common share	1.60	1.50	1.20	1.00	0.88
Weighted-average common shares outstanding:
Basic	58,717,647	57,474,256	50,488,007	47,295,089	34,048,752
Diluted	58,717,647	57,926,399	50,890,861	47,295,089	34,048,752

Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	159,570	151,713	119,634	99,962	67,737
Investing activities	(25,754)	(289,005)	(209,816)	(361,558)	(270,459)
Financing activities	(141,300)	158,510	90,795	257,115	214,956

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Executive Summary
Our hotel portfolio generated RevPAR growth of 2.3% in 2016 as compared to 2015, driven by an increase in occupancy of 2.6 percentage points offset by a decrease in ADR of 0.9%, which underperformed the U.S. industry average RevPAR growth of 3.2%, as reported by STR. Our hotel portfolio was impacted in 2016 by pricing pressure from corporate customers which we believe was related to U.S. corporate profits experiencing a decline for several consecutive quarters between 2015 and 2016 and by increases in lodging supply in certain of the major markets in which our hotels are located, specifically Chicago, New York, and Miami.
In 2016, we continued to aggressively asset manage our hotels, including working with our hotel operators to implement cost containment and cost reduction measures in order to mitigate the challenging revenue environment we were operating in. As a result, and despite only modest growth in RevPAR, we generated growth in Adjusted Hotel EBITDA of 3.2% and growth in Adjusted Hotel EBITDA Margin of 20 basis points in 2016 as compared to 2015.
Several industry prognosticators, including STR, expect lodging supply growth to exceed lodging demand growth for the U.S. lodging industry in 2017 for the first time since 2009. In addition, we expect our hotel portfolio will again underperform the U.S. industry average RevPAR growth in 2017 as a result of the expected negative impact on lodging demand in San Francisco (where approximately 18% of our hotel rooms are located) resulting from the planned temporary closure and expansion of the Moscone Center as well the expected negative impact on customer demand at four of our hotels which are or will be undergoing guestroom renovations during the year.
Although we expect headwinds to continue in the near-term, we remain committed to maximizing cash flows at our hotels by driving optimum results and increasing operational efficiencies. Furthermore, we will continue to invest in our hotel portfolio to maintain its physical quality and positioning as well as pursue value-added projects. We believe our hotel portfolio, which is concentrated in the central business districts of top U.S. lodging markets, remains well positioned for future performance and long-term real estate value appreciation.

Results of Operations
Comparison of years ended December 31, 2016 and 2015
Results of operations for the year ended December 31, 2016 include the operating activity of 22 hotels for the full year, whereas the results of operations for the year ended December 31, 2015 include the operating activity of 20 hotels for the full year and two hotels for part of the year. We use the term “comparable hotel portfolio” to refer to those hotels owned for the entirety of the two periods being compared and the term “non-comparable hotel portfolio” to refer to those hotels either acquired or sold in either of the two periods being compared. The comparable hotel portfolio for the years ended December 31, 2016 and 2015 includes 20 of the 22 hotels owned as of December 31, 2016.
Revenues—Total revenue for the year ended December 31, 2016 was $619.7 million, of which $545.9 million was contributed by the comparable hotel portfolio and $73.8 million was contributed by the non-comparable hotel portfolio. Total revenue for the year ended December 31, 2015 was $582.6 million, of which $530.6 million was contributed by the comparable hotel portfolio and $52.0 million was contributed by the non-comparable hotel portfolio. The increase in total revenue for the comparable hotel portfolio was $15.3 million. We experienced increases in total revenue from our hotels located in Los Angeles, San Francisco, Boston, San Diego and Minneapolis, which were offset partially by decreases in total revenue from our hotels located in Chicago, Washington DC, New York, New Orleans, and Seattle. The Hyatt Regency Boston, the Le Meridien San Francisco and the Hyatt Centric Fisherman's Wharf experienced significant increases in total revenue due to the fact that the hotels were undergoing comprehensive renovations during a portion of the year ended December 31, 2015. We experienced favorable city wide events and convention calendar in San Francisco during the year ended December 31, 2016 as compared to the year ended December 31, 2015, which led to increased demand from group customers and contributed to the increase in total revenue at the hotels located in that market. Conversely, we experienced unfavorable city wide events and convention calendar in Chicago during the year ended December 31, 2016 as compared to the year ended December 31, 2015, which led to decreased demand from group customers and contributed to the decrease in total revenue at the hotels located in that market.
Hotel operating expenses—Hotel operating expenses, excluding depreciation and amortization, for the year ended December 31, 2016 was $415.4 million, of which $369.9 million was contributed by the comparable hotel portfolio and $45.5 million was contributed by the non-comparable hotel portfolio. Hotel operating expenses, excluding depreciation and amortization, for the year ended December 31, 2015 was $391.5 million, of which $358.3 million was contributed by the comparable hotel portfolio and $33.2 million was contributed by the non-comparable hotel portfolio. The increase in total hotel operating expenses for the comparable hotel portfolio of $11.6 million was primarily a result of the increase in corresponding total revenue for the comparable hotel portfolio. Specifically driving the increase in total hotel operating expenses were rooms expense, food and beverage expense and the following indirect hotel operating expenses: general and administrative, sales and marketing, repairs and maintenance, franchise fees, and management fees. Credit card commissions (included within general and administrative), brand marketing fees (included within sales and marketing), franchise fees and management fees are all variable hotel operating expenses calculated as a percentage of revenue and, therefore, increased commensurately with the increase in total revenues.
Depreciation and amortization—Depreciation and amortization expense for the years ended December 31, 2016 and 2015 was $74.7 million and $69.7 million, respectively. The increase in depreciation and amortization expense was primarily attributable to the acquisitions of the Royal Palm South Beach Miami, a Tribute Portfolio Resort in March 2015 and the Ace Hotel and Theater Downtown Los Angeles in April 2015.
Air rights contract amortization—Air rights contract amortization expense associated with the Hyatt Regency Boston for each of the years ended December 31, 2016 and 2015 was $0.5 million.
Corporate general and administrative—Corporate general and administrative expense for the years ended December 31, 2016 and 2015 was $19.2 million and $18.0 million, respectively. Included in corporate general and administrative expense for the years ended December 31, 2016 and 2015 was $9.5 million and $7.6 million, respectively, of non-cash share-based compensation expense. The increase in corporate general and administrative expense is primarily related to an increase in non-cash share-based compensation expense related to restricted common shares granted to employees.
Hotel acquisition costs—Hotel acquisition costs for the year ended December 31, 2015 was $0.9 million. There were no hotel acquisitions occurring or hotel acquisition costs incurred during the year ended December 31, 2016.
Interest expense—Interest expense for the years ended December 31, 2016 and 2015 was $31.8 million and $31.9 million, respectively. The decrease is primarily related to the decrease in long-term debt outstanding during the year ended December 31, 2016 as compared to the year ended December 31, 2015.
Gain on sale of hotel—Gain on sale of hotel for the year ended December 31, 2016 was $0.6 million and related to the sale of the separate, five-room villa building and related land parcel at the Hyatt Centric Santa Barbara in April 2016.
Income tax expense—Income tax expense for the years ended December 31, 2016 and 2015 was $2.0 million and $2.6 million, respectively. Income tax expense is directly related to taxable income generated by our TRSs during the periods.
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
Revenues—Total revenue for the year ended December 31, 2015 was $582.6 million, of which $485.8 million was contributed by the comparable hotel portfolio and $96.8 million was contributed by the non-comparable hotel portfolio. Total revenue for the year ended December 31, 2014 was $478.0 million, of which $461.6 million was contributed by the comparable hotel portfolio and $16.4 million was contributed by the non-comparable hotel portfolio. The increase in total revenue for the comparable hotel portfolio was $24.2 million. We experienced increased demand for rooms from corporate and leisure transient customers, particularly at our hotels located in Boston, Chicago, Denver, San Diego, Seattle, Los Angeles and Washington, DC, and from group customers at our hotels located in Chicago which was driven by a favorable convention calendar during the year ended December 31, 2015 as compared to the year ended December 31, 2014. Even beyond the strong market dynamics of Chicago during the year ended December 31, 2015, the W Chicago – Lakeshore experienced a significant increase in total revenue as a result of the comprehensive renovation that was undergoing during the year ended December 31, 2014. The Le Meridien New Orleans and the Hyatt Herald Square New York also experienced significant increases in total revenue due to the fact that the hotels were undergoing comprehensive renovations during the year ended December 31, 2014. The aforementioned increases in total revenue were offset partially by (1) decreases in total revenue from the Le Meridien San Francisco and the Hyatt Centric Fisherman's Wharf as a result of the two hotels undergoing guestroom renovations during the year ended December 31, 2015, which negatively impacted customer demand at those hotels, (2) a decrease in total revenue from the Hyatt Place New York Midtown South as a result of the New York market experiencing an increase in hotel room supply that was greater than the increase in hotel room demand during the year ended December 31, 2015, and (3) cancellations related to travel disruptions caused by harsher than normal winter weather in early 2015, particularly in Boston.
Hotel operating expenses—Hotel operating expenses, excluding depreciation and amortization, for the year ended December 31, 2015 was $391.5 million, of which $325.3 million was contributed by the comparable hotel portfolio and $66.2 million was contributed by the non-comparable hotel portfolio. Hotel operating expenses, excluding depreciation and amortization, for the year ended December 31, 2014 was $324.9 million, of which $313.7 million was contributed by the comparable hotel portfolio and $11.2 million was contributed by the non-comparable hotel portfolio. The increase in total hotel operating expenses for the comparable hotel portfolio of $11.6 million was primarily a result of the increase in corresponding total revenue for the comparable hotel portfolio offset partially by decreases in total hotel operating expenses at the Le Meridien San Francisco, the Hyatt Centric Fisherman's Wharf, and the Hyatt Place New York Midtown South commensurate with the decreases in total revenue at those hotels during the year ended December 31, 2015. Specifically driving the increase in total hotel operating expenses were rooms expense and the following indirect hotel operating expenses: general and administrative, sales and marketing, franchise fees, management fees, and property taxes. Credit card commissions (included within general and administrative), brand marketing fees (included within sales and marketing), franchise fees and management fees are all variable hotel operating expenses calculated as a percentage of revenue and therefore, increased commensurately with the increase in total revenues. The increase in property taxes related to increases in the assessed values at our hotels located in Chicago, Boston, New Orleans and Washington, DC. The aforementioned increases in total hotel operating expenses were offset partially by the recognition of a $1.2 million loss on impairment of intangible asset during the year ended December 31, 2014 related to the termination of a ground lease associated with the Denver Marriott City Center; no similar expense was incurred during the year ended December 31, 2015.
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
Hotel acquisition costs—Hotel acquisition costs for the years ended December 31, 2015 and 2014 was $0.9 million and $3.6 million, respectively. The decrease in hotel acquisition costs is directly related to higher hotel acquisition costs, specifically transfer taxes, related to the acquisition of the JW Marriott San Francisco Union Square during the year ended December 31, 2014 as compared to the two acquisitions during the year ended December 31, 2015.
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
Hotel operating results
We assess the operating performance of our hotels irrespective of the hotel owner during the periods compared. We use the term "pro forma" to refer to metrics that include, or comparisons of metrics that are based on, the operating results of hotels under previous ownership for either a portion of or the entire period. Since two of our hotels owned as of December 31, 2016 were acquired during 2015, the key operating metrics below reflect the pro forma operating results for those hotels for the year ended December 31, 2015. Included in the following table are comparisons of occupancy, ADR, RevPAR, Adjusted Hotel EBITDA, and Adjusted Hotel EBITDA Margin for the hotel portfolio for the years ended December 31, 2016 and 2015 (in thousands, except for ADR and RevPAR):

	Year Ended December 31,
	2016	2015(1)	Change
Occupancy	83.9%	81.3%	260 bps
ADR	$226.68	$228.70	(0.9)%
RevPAR	$190.12	$185.88	2.3%

Adjusted Hotel EBITDA	$203,681	$197,393	3.2%
Adjusted Hotel EBITDA Margin	32.9%	32.7%	20 bps

(1)	Includes results of operations for certain hotels prior to our acquisition.

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
The following table reconciles net income to Hotel EBITDA, Adjusted Hotel EBITDA, pro forma Adjusted Hotel EBITDA, and pro forma Adjusted Hotel EBITDA Margin for the years ended December 31, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2016	2015
Net income	$76,706	$67,508
Add: Interest expense	31,846	31,856
Income tax expense	1,999	2,595
Depreciation and amortization	74,661	69,743
Air rights contract amortization	520	520
Corporate general and administrative	19,167	18,046
Hotel acquisition costs	—	854
Hotel EBITDA	204,899	191,122
Less: Non-cash amortization(1)	(620)	(571)
Gain on sale of hotel	(598)	—
Adjusted Hotel EBITDA	203,681	190,551
Add: Prior owner Hotel EBITDA(2)	—	6,842
Pro forma Adjusted Hotel EBITDA	$203,681	$197,393

Total revenue	$619,699	$582,624
Add: Prior owner total revenue(2)	—	20,286
Pro forma total revenue	$619,699	$602,910

Pro forma Adjusted Hotel EBITDA Margin	32.9%	32.7%

(1)	Reflects non-cash amortization of ground lease asset, deferred franchise costs, deferred key money, and unfavorable contract liability.

(2)	Reflects results of operations for certain hotels prior to our acquisition.

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
The following table reconciles net income to Corporate EBITDA and Adjusted Corporate EBITDA for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net income	$76,706	$67,508	$60,954
Add: Interest expense	31,846	31,856	27,357
Income tax expense	1,999	2,595	535
Depreciation and amortization	74,661	69,743	51,567
Less: Interest income	—	—	(8)
Corporate EBITDA	185,212	171,702	140,405
Add: Hotel acquisition costs	—	854	3,622
Less: Non-cash amortization(1)	(101)	(51)	1,408
Gain on sale of hotel	(598)	—	(7,006)
Adjusted Corporate EBITDA	$184,513	$172,505	$138,429

(1)	Reflects non-cash amortization of ground lease asset, deferred franchise costs, deferred key money, unfavorable contract liability, and air rights contract.

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

The following table reconciles net income to FFO, FFO available to common shareholders, and AFFO available to common shareholders for the years ended December 31, 2016, 2015 and 2014 (in thousands, except per share amounts):

	Year Ended December 31,
	2016	2015	2014
Net income	$76,706	$67,508	$60,954
Add: Depreciation and amortization	74,661	69,743	51,567
Less: Gain on sale of hotel	(598)	—	(7,006)
FFO	150,769	137,251	105,515
Less: Preferred share dividends	(9,688)	(9,688)	(9,688)
Dividends declared on unvested time-based awards	(561)	(560)	(499)
Undistributed earnings allocated to unvested time- based awards	—	—	—
FFO available to common shareholders	140,520	127,003	95,328
Add: Hotel acquisition costs	—	854	3,622
Less: Non-cash amortization(1)	(101)	(51)	1,408
AFFO available to common shareholders	$140,419	$127,806	$100,358

FFO available per common share:
Basic	$2.39	$2.21	$1.89
Diluted	$2.39	$2.19	$1.87
AFFO available per common share:
Basic	$2.39	$2.22	$1.99
Diluted	$2.39	$2.21	$1.97

(1)	Reflects non-cash amortization of ground lease asset, deferred franchise costs, deferred key money, unfavorable contract liability, and air rights contract.

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

Sources and Uses of Cash
For the year ended December 31, 2016, net cash flows from operating activities were $159.6 million; net cash flows used in investing activities were $25.8 million, including $32.0 million for improvements and additions to our hotels, offset by proceeds of $2.0 million from the sale of the separate, five-room villa building and related land parcel at the Hyatt Centric Santa Barbara; and net cash flows used in financing activities were $141.3 million, including the prepayment of two mortgage loans secured by the Hyatt Regency Boston and the Courtyard Washington Capitol Hill/Navy Yard totaling $122.2 million, net repayment of $50.0 million under our revolving credit facility, $10.9 million in scheduled principal payments on mortgage debt and $104.2 million in dividend payments to common and preferred shareholders, offset by proceeds of $150.0 million from the issuance of mortgage debt. As of December 31, 2016, we had cash and cash equivalents of $43.1 million.

Liquidity and Capital Resources
We expect our primary source of cash to meet operating requirements, including payment of dividends in accordance with the REIT requirements of the U.S. federal income tax laws, payment of interest on any borrowings and funding of any capital expenditures, will be from our hotels’ results of operations and existing cash and cash equivalent balances. We currently expect that our operating cash flows will be sufficient to fund our continuing operations. We also expect to use existing restricted cash balances and borrowings under our revolving credit facility to partially fund any capital expenditures. We intend to incur indebtedness to supplement our investment capital and to maintain flexibility to respond to industry conditions and opportunities. We are targeting an overall debt level not to exceed 40% of the aggregate value of all of our hotels, as calculated in accordance with our revolving credit facility; as of December 31, 2016, our overall debt level was 32.0% under this calculation.
We expect to meet long-term liquidity requirements, such as new hotel acquisitions and scheduled debt maturities, through additional secured and unsecured borrowings and the issuance of equity securities. Our ability to raise funds through the issuance of equity securities depends on, among other things, general market conditions for hotel companies and REITs and market perceptions about us. We will continue to analyze alternative sources of capital in an effort to minimize our capital costs and maximize our financial flexibility.
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
Our mortgage loan secured by the Royal Palm South Beach Miami, a Tribute Portfolio Resort matures in March 2017. We expect to repay the outstanding principal balance of $125.0 million with proceeds from a borrowing under our revolving credit facility.
As of the date of this filing, we have approximately $38.0 million of cash and cash equivalents, approximately $36.1 million of restricted cash, and total borrowing availability of $300.0 million under our revolving credit facility, of which $215.0 million remained available. See the notes to our consolidated financial statements for additional information relating to our revolving credit facility and other long-term debt.

Capital Expenditures
We maintain each hotel in good repair and condition and in conformity with applicable laws and regulations and in accordance with the franchisor’s standards and the agreed-upon requirements in our management and loan agreements. The cost of all such routine improvements and alterations will be paid out of FF&E reserves, which will be funded by a portion of each hotel’s gross revenues. Routine capital expenditures will be administered by the management companies. However, we will have approval rights over the capital expenditures as part of the annual budget process.
From time to time, certain of our hotels may be undergoing renovations as a result of our decision to upgrade portions of the hotels, such as guestrooms, meeting space, and/or restaurants, in order to better compete with other hotels in our markets. As of December 31, 2016, none of our hotels were undergoing comprehensive renovations. In addition, often after we acquire a hotel, we are required to complete a property improvement plan (“PIP”) in order to bring the hotel up to the respective franchisor’s standards. If permitted by the terms of the management agreement, funding for a renovation will first come from the FF&E reserve. To the extent that the FF&E reserve is not adequate to cover the cost of the renovation, we will fund the remaining portion of the renovation with cash and cash equivalents or available borrowings under our revolving credit facility.

Contractual Obligations
The following table sets forth our contractual obligations as of December 31, 2016, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands). There were no other material off-balance sheet arrangements at December 31, 2016.

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Revolving credit facility, including interest(1)	$63,186	$1,411	$61,775	$—	$—
Term loan, including interest(1)	126,148	126,148	—	—	—
Other mortgage loans, including interest	703,452	35,034	71,544	182,347	414,527
Corporate office leases	1,660	297	585	618	160
Ground leases(2)	209,588	4,101	8,201	8,201	189,085
	$1,104,034	$166,991	$142,105	$191,166	$603,772

(1)
Assumes no additional borrowings and interest payments are based on the interest rate in effect at December 31, 2016. Also assumes that no extension options are exercised. See the notes to our interim consolidated financial statements for additional information relating to our revolving credit facility and term loan.

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
Revenue Recognition—Hotel revenues, including room, food and beverage, and other hotel department revenues, such as parking, marina, theater, telephone, and gift shop sales, are recognized as the related goods and services are provided.

New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued updated accounting guidance for recognition of revenue from contracts with customers. The comprehensive new accounting guidance will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. In July 2015, the FASB delayed the effective date of the new accounting guidance to be for interim and annual periods beginning on or after December 15, 2017. The new accounting guidance is to be applied on a retrospective or a modified retrospective basis. We will adopt the new accounting guidance on January 1, 2018, but have not yet determined the method of adoption. We do not believe that the adoption of this guidance will have a material impact on the consolidated financial statements.
In April 2015, the FASB issued updated accounting guidance for the presentation of debt issuance costs in the consolidated balance sheets. Under the new accounting guidance, debt issuance costs are shown as a direct deduction from the related debt liability rather than as an asset in the consolidated balance sheet. The amortization of the costs will continue to be included in interest expense in the consolidated statement of operations. We adopted the new accounting guidance on January 1, 2016 and applied it on a retrospective basis. As a result, $6.5 million of unamortized deferred financing costs, which was previously presented as an asset as of December 31, 2015, is now presented within long-term debt. This reclassification had no effect on previously reported results of operations or retained earnings. We do not believe that the adoption of this guidance has a material impact on the consolidated financial statements.
In November 2016, the FASB issued updated accounting guidance which requires the consolidated statements of cash flows to explain the change during the period in the total of cash, cash equivalents and restricted cash. Therefore, restricted cash should be included within cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the consolidated statements of cash flows. The new accounting guidance is effective for interim and annual periods beginning after December 15, 2017 and is to be applied on a retrospective basis. We will adopt the new accounting guidance on January 1, 2018. The adoption of this guidance will change the presentation of restricted cash in the consolidated statements of cash flows, however, we do not believe that the adoption of this guidance will have a material impact on the consolidated financial statements.
In January 2017, the FASB issued updated accounting guidance to clarify the definition of a business. The new accounting guidance adds further guidance that assists entities in evaluating whether a transaction should be accounted for as an acquisition of (or disposal of) an asset or a business. Under the new accounting guidance, when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the integrated set of assets and activities is not a business. The new accounting guidance is effective for interim and annual periods beginning after December 15, 2017 (early adoption is permitted) and is to be applied prospectively. We will adopt the new accounting guidance on January 1, 2018. We believe that the adoption of this guidance may have a material impact on our results of operations to the extent we complete any future acquisitions.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
We earn interest income primarily from cash and cash equivalent balances. Based on our cash and cash equivalents as of December 31, 2016, if interest rates were to increase or decrease by 1.00%, our interest income would increase or decrease by approximately $0.4 million annually.
Amounts borrowed under our revolving credit facility currently bear interest at variable rates based on LIBOR plus 1.55% - 2.30% (the spread over LIBOR based on our consolidated leverage ratio). If prevailing LIBOR on any outstanding borrowings under our revolving credit facility were to increase or decrease by 1.00%, the increase or decrease in interest expense on our debt would increase or decrease future earnings and cash flows by approximately $0.6 million annually, assuming that the amount outstanding under our revolving credit facility was to remain at $60.0 million, the balance at December 31, 2016.

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
Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), we concluded that our internal control over financial reporting was effective as of December 31, 2016. The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their report which appears on page F-2 of this Form 10-K.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Information regarding our executive officers as of the date of the filing of this Form 10-K is presented below. Other information required pursuant to this item is incorporated by reference to our 2017 proxy statement under the captions “Proposal 1 Election of Trustees—Trustee Qualifications,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance and Board Matters.”
James L. Francis, 54, is our President and Chief Executive Officer and a Trustee, positions he has held since our formation. Prior to co-founding the Trust, Mr. Francis served as the President and Chief Executive Officer and a director of Highland Hospitality Corporation (“Highland”), positions that he held from Highland’s IPO in December 2003 to its sale in July 2007. Following the sale of Highland, Mr. Francis served as a consultant to the affiliate of JER Partners that acquired Highland until September 2008. Since September 2008, until our formation, Mr. Francis was a private investor. From June 2002 until joining Highland in December 2003, Mr. Francis served as the Chief Operating Officer, Chief Financial Officer and Treasurer of Barceló Crestline Corporation, and served as Executive Vice President and Chief Financial Officer of Crestline Capital Corporation, prior to its acquisition by Barceló, from December 1998 to June 2002. Prior to the spin-off of Crestline Capital from Host Hotels & Resorts, Inc. (formerly Host Marriott Corporation), Mr. Francis held various finance and strategic planning positions with Host Marriott and Marriott International, Inc. From June 1997 to December 1998, Mr. Francis held the position of Assistant Treasurer and Vice President Corporate Finance for Host Marriott, where he was responsible for Host Marriott’s corporate finance function, business strategy and investor relations. Over a period of ten years, Mr. Francis served in various capacities with Marriott International’s lodging business, including Vice President of Finance for Marriott Lodging from 1995 to 1997; Brand Executive, Courtyard by Marriott from 1994 to 1995; Controller for Courtyard by Marriott and Fairfield Inn from 1993 to 1994; Director of Finance and Strategic Planning for Courtyard by Marriott and Fairfield Inn from 1991 to 1993; and Director of Hotel Development Finance from 1987 to 1991. Mr. Francis received his B.A. in Economics and Business from Western Maryland College and earned an M.B.A. in Finance and Accounting from Vanderbilt University. Mr. Francis also currently serves on the board of trustees, as a member of the nominating and corporate governance committee, and as the compensation committee chairman for Gramercy Property Trust (NYSE: GPT), a publicly traded REIT focused on acquiring, owning, and operating industrial and office properties, and from 2013 until its merger in December 2015 with Gramercy Property Trust Inc., served as a member of the board of trustees of Chambers Street Properties.
Douglas W. Vicari, 57, is our Executive Vice President and Chief Financial Officer and a Trustee, positions he has held since our formation. Prior to co-founding the Trust, Mr. Vicari served as a principal with Paramount Hotel Group, a hotel owner, developer and operator, from January 2009 to June 2009. Previously, Mr. Vicari served as Executive Vice President and Chief Financial Officer of Highland from September 2003 until its sale in July 2007. Prior to joining Highland, Mr. Vicari served as Senior Vice President and Chief Financial Officer of Prime Hospitality Corp., a former NYSE-listed company acquired by an affiliate of The Blackstone Group in 2004, from August 1998 to July 2003, and also served on the board of directors of Prime Hospitality Corp. from May 1999 to July 2003. Prior to his appointment as Chief Financial Officer, he served as Vice President and Treasurer of Prime Hospitality Corp. from January 1991 to July 1998, and was an instrumental member of the management team that led the company out of bankruptcy in July 1992. From 1986 to 1991, Mr. Vicari was Director of Budgeting and Financial Planning for Prime Hospitality Corp, and was responsible for all budgeting, planning and forecasting. Prior to his tenure at Prime Hospitality Corp., Mr. Vicari held numerous management positions at Combustion Engineering (now a part of ABB Group) from 1981 to 1986. Mr. Vicari also served on the board of directors and as the audit committee chairman for Thunderbird Resorts Inc. (Euronext: TBIRD), a publicly traded gaming and lodging company, from 2007 to 2016. Mr. Vicari earned a B.S. in Accounting from the College of New Jersey and received his M.B.A. in Finance from Fairleigh Dickinson University.
D. Rick Adams, 53, is our Executive Vice President and Chief Operating Officer, positions he has held since March 2015. Prior to his appointment as Executive Vice President and Chief Operating Officer, he served as Executive Vice President and Chief Investment Officer from February 2014 to February 2015, and as Senior Vice President and Chief Investment Officer from November 2009 to January 2014. Prior to joining the Trust, Mr. Adams served as Senior Vice President of Asset Management for Highland from September 2004 until its sale in July 2007. Following the sale of Highland and until October 2009, Mr. Adams continued to serve as Senior Vice President and Head of Asset Management for the affiliate of JER Partners that acquired Highland. From October 1992 to September 2004, Mr. Adams served as Vice President of Regional Operations and Development Officer for the B.F. Saul Company, a privately owned real estate company located in Washington, DC that specializes in commercial real estate and hotel management and development. Prior to his tenure at B.F. Saul, from 1986 until September 1992, Mr. Adams held numerous operational and franchise development management positions at Holiday Inn Worldwide, known today as InterContinental Hotels Group PLC. Mr. Adams received a B.S. in Management from Indiana University.

Graham J. Wootten, 43, is our Senior Vice President, Chief Accounting Officer and Secretary, positions he has held since February 2010. Previously, Mr. Wootten served in several accounting roles, including Vice President and Controller, at Highland from December 2003 until its sale in July 2007 to an affiliate of JER Partners. Following the sale of Highland and until February 2010, Mr. Wootten served in finance and accounting roles for the affiliate of JER Partners that acquired Highland, last serving as its Chief Financial Officer. Prior to joining Highland, Mr. Wootten held various audit positions, including Audit Senior Manager, for PricewaterhouseCoopers LLP from 1995 until 2003. Mr. Wootten holds a BSBA in accounting from John Carroll University and is a Certified Public Accountant.

Item 11.	Executive Compensation
Information required pursuant to this item is incorporated by reference to our 2017 proxy statement under the captions “Executive Compensation” and “Corporate Governance and Board Matters.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Information required pursuant to this item is incorporated by reference to our 2017 proxy statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Plan Information.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information required pursuant to this item is incorporated by reference to our 2017 proxy statement under the captions “Certain Relationships and Related Transactions and Legal Proceedings” and “Corporate Governance and Board Matters.”

Item 14.	Principal Accounting Fees and Services
Information required pursuant to this item is incorporated by reference to our 2017 proxy statement under the caption “Proposal 2 Ratification of Independent Registered Public Accountants.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules

1.	Financial Statements
Included herein at pages F-1 through F-22.

2.	Financial Statement Schedules
The following financial statement schedule is included herein at page F-23:
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

3.1.2	Articles Supplementary relating to the Series A Cumulative Redeemable Preferred Shares (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on July 13, 2012)

3.2	Amended and Restated Bylaws, as amended through December 15, 2016 (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on December 15, 2016)

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

10.10
Promissory Note, dated July 27, 2012, by CHSP Denver LLC in favor of Western National Life Insurance Company (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2012)

10.11
Fee and Leasehold Deed of Trust and Security Agreement by CHSP Denver LLC, as grantor, to the Public Trustee of the (City and) County of Denver, Colorado, as trustee, for the use and benefit of Western National Life Insurance Company, as beneficiary, dated July 25, 2012 (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2012)

10.12
Loan Agreement, dated July 11, 2013, by and between CHSP San Francisco LLC, as borrower, and PNC Bank, National Association, as lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2013)

10.13
Loan Agreement, dated July 11, 2013, by and between CHSP Chicago LLC, as borrower, and Goldman Sachs Mortgage Company, as lender (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2013)

10.14
Loan Agreement, dated July 3, 2014, by and between CHSP 31st Street LLC and CHSP 36th Street LLC, as borrowers, and Goldman Sachs Mortgage Company, as lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2014)

10.15
Fourth Amended and Restated Credit Agreement, dated March 4, 2015, by and among Chesapeake Lodging, L.P., as borrower, the financial institutions party thereto and their assignees under section 13.6, as lenders, and Wells Fargo Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2015)

10.16
Amended and Restated Loan Agreement, dated March 9, 2015, by and among RP Hotel Holdings, LLC, as borrower, and the financial institutions party thereto and their assignees under section 12.12, as lenders, and Wells Fargo Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2015)

10.17
Loan Agreement, dated June 23, 2016, by and between CHSP Boston II LLC, as borrower, and Metropolitan Life Insurance Company, as lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2016)

12.1†	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends

21.1†	List of Subsidiaries of Registrant

23.1†	Consent of Ernst & Young LLP

31.1†	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer

31.2†	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President and Chief Financial Officer

32.1†	Section 1350 Certification of President and Chief Executive Officer

32.2†	Section 1350 Certification of Executive Vice President and Chief Financial Officer

101.INS XBRL†	Instance Document

101.SCH XBRL†	Taxonomy Extension Schema Document

101.CAL XBRL†	Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL†	Taxonomy Extension Definition Linkbase Document

101.LAB XBRL†	Taxonomy Extension Label Linkbase Document

101.PRE XBRL†	Taxonomy Extension Presentation Linkbase Document

†	Filed herewith

+	Incorporated by reference to the same-numbered exhibit to Amendment No. 2 to the Registrant’s IPO Registration Statement on Form S-11 filed on November 24, 2009

*	Denotes management or trustee compensation plan or arrangement

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHESAPEAKE LODGING TRUST

Date: February 22, 2017	By:	/S/ DOUGLAS W. VICARI
Douglas W. Vicari
Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS A. NATELLI	Chairman of the Board of Trustees	February 22, 2017
Thomas A. Natelli

/s/ JAMES L. FRANCIS	President, Chief Executive Officer and Trustee (Principal Executive Officer)	February 22, 2017
James L. Francis

/s/ DOUGLAS W. VICARI	Executive Vice President, Chief Financial Officer, and Trustee (Principal Financial Officer)	February 22, 2017
Douglas W. Vicari

/s/ THOMAS D. ECKERT	Trustee	February 22, 2017
Thomas D. Eckert

/s/ GEORGE F. MCKENZIE	Trustee	February 22, 2017
George F. McKenzie

/s/ JOHN W. HILL	Trustee	February 22, 2017
John W. Hill

/s/ JEFFREY D. NUECHTERLEIN	Trustee	February 22, 2017
Jeffrey D. Nuechterlein

/s/ GRAHAM J. WOOTTEN	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 22, 2017
Graham J. Wootten

CHESAPEAKE LODGING TRUST

Report of Independent Registered Public Accounting Firm
The Board of Trustees and Shareholders of Chesapeake Lodging Trust:
We have audited Chesapeake Lodging Trust’s (the “Trust”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Chesapeake Lodging Trust’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.
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
In our opinion, Chesapeake Lodging Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Chesapeake Lodging Trust as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2016 of Chesapeake Lodging Trust and our report dated February 22, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
McLean, Virginia
February 22, 2017

Report of Independent Registered Public Accounting Firm
The Board of Trustees and Shareholders of Chesapeake Lodging Trust:
We have audited the accompanying consolidated balance sheets of Chesapeake Lodging Trust (the “Trust”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also include the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chesapeake Lodging Trust at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth herein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Chesapeake Lodging Trust’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
February 22, 2017

CHESAPEAKE LODGING TRUST
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2016	2015
ASSETS
Property and equipment, net	$1,882,869	$1,926,944
Intangible assets, net	35,835	36,414
Cash and cash equivalents	43,060	50,544
Restricted cash	36,128	40,361
Accounts receivable, net of allowance for doubtful accounts of $157 and $172, respectively	19,966	15,603
Prepaid expenses and other assets	17,516	17,900
Total assets	$2,035,374	$2,087,766

LIABILITIES AND SHAREHOLDERS’ EQUITY
Long-term debt	$737,310	$769,748
Accounts payable and accrued expenses	64,581	62,683
Other liabilities	44,808	45,778
Total liabilities	846,699	878,209
Commitments and contingencies (Note 14)
Preferred shares, $.01 par value; 100,000,000 shares authorized; Series A Cumulative Redeemable Preferred Shares; 5,000,000 shares issued and outstanding, respectively ($127,422 liquidation preference)	50	50
Common shares, $.01 par value; 400,000,000 shares authorized; 59,671,964 shares and 59,659,522 shares issued and outstanding, respectively	597	597
Additional paid-in capital	1,304,364	1,297,877
Cumulative dividends in excess of net income	(116,297)	(88,675)
Accumulated other comprehensive loss	(39)	(292)
Total shareholders’ equity	1,188,675	1,209,557
Total liabilities and shareholders’ equity	$2,035,374	$2,087,766
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
REVENUE
Rooms	$465,796	$441,141	$364,727
Food and beverage	125,987	117,171	94,307
Other	27,916	24,312	18,946
Total revenue	619,699	582,624	477,980

EXPENSES
Hotel operating expenses:
Rooms	108,292	100,245	84,445
Food and beverage	92,075	87,625	71,816
Other direct	6,275	7,109	8,032
Indirect	208,756	196,523	160,589
Total hotel operating expenses	415,398	391,502	324,882
Depreciation and amortization	74,661	69,743	51,567
Air rights contract amortization	520	520	520
Corporate general and administrative	19,167	18,046	15,557
Hotel acquisition costs	—	854	3,622
Total operating expenses	509,746	480,665	396,148
Operating income	109,953	101,959	81,832
Interest income	—	—	8
Interest expense	(31,846)	(31,856)	(27,357)
Gain on sale of hotel	598	—	7,006
Income before income taxes	78,705	70,103	61,489
Income tax expense	(1,999)	(2,595)	(535)
Net income	76,706	67,508	60,954
Preferred share dividends	(9,688)	(9,688)	(9,688)
Net income available to common shareholders	$67,018	$57,820	$51,266

Net income available per common share:
Basic	$1.13	$1.00	$1.01
Diluted	$1.13	$0.99	$1.00
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Net income	$76,706	$67,508	$60,954
Other comprehensive income (loss):
Unrealized losses on cash flow hedge instruments	(331)	(1,065)	(9)
Reclassification of unrealized losses on cash flow hedge instruments to interest expense	584	773	76
Comprehensive income	$76,959	$67,216	$61,021
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)

	Preferred Shares		Common Shares		Additional Paid-In Capital	Cumulative Dividends in Excess of Net Income	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount				Total
Balances at December 31, 2013	5,000,000	$50	49,574,005	$496	$991,417	$(45,339)	$(67)	$946,557
Sale of common shares, net of underwriting fees and offering costs	—	—	4,830,000	48	143,880	—	—	143,928
Repurchase of common shares	—	—	(79,417)	(1)	(2,704)	—	—	(2,705)
Issuance of restricted common shares	—	—	491,564	5	(5)	—	—	—
Issuance of unrestricted common shares	—	—	2,662	—	80	—	—	80
Forfeiture of restricted common shares	—	—	(750)	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	5,723	—	—	5,723
Declaration of dividends on common shares	—	—	—	—	—	(62,934)	—	(62,934)
Declaration of dividends on preferred shares	—	—	—	—	—	(9,688)	—	(9,688)
Net income	—	—	—	—	—	60,954	—	60,954
Other comprehensive income	—	—	—	—	—	—	67	67
Balances at December 31, 2014	5,000,000	$50	54,818,064	$548	$1,138,391	$(57,007)	$—	$1,081,982
Sale of common shares, net of underwriting fees and offering costs	—	—	4,600,000	46	153,632	—	—	153,678
Repurchase of common shares	—	—	(47,804)	—	(1,787)	—	—	(1,787)
Issuance of restricted common shares	—	—	292,270	3	(3)	—	—	—
Issuance of unrestricted common shares	—	—	2,926	—	83	—	—	83
Forfeiture of restricted common shares	—	—	(5,934)	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	7,561	—	—	7,561
Declaration of dividends on common shares	—	—	—	—	—	(89,488)	—	(89,488)
Declaration of dividends on preferred shares	—	—	—	—	—	(9,688)	—	(9,688)
Net income	—	—	—	—	—	67,508	—	67,508
Other comprehensive loss	—	—	—	—	—	—	(292)	(292)
Balances at December 31, 2015	5,000,000	$50	59,659,522	$597	$1,297,877	$(88,675)	$(292)	$1,209,557
Repurchase of common shares	—	—	(117,129)	(1)	(3,019)	—	—	(3,020)
Issuance of restricted common shares	—	—	448,146	4	(4)	—	—	—
Issuance of unrestricted common shares	—	—	3,467	—	85	—	—	85
Forfeiture of restricted common shares	—	—	(322,042)	(3)	3	1,516	—	1,516
Amortization of deferred compensation	—	—	—	—	9,422	—	—	9,422
Declaration of dividends on common shares	—	—	—	—	—	(96,156)	—	(96,156)
Declaration of dividends on preferred shares	—	—	—	—	—	(9,688)	—	(9,688)
Net income	—	—	—	—	—	76,706	—	76,706
Other comprehensive income	—	—	—	—	—	—	253	253
Balances at December 31, 2016	5,000,000	$50	59,671,964	$597	$1,304,364	$(116,297)	$(39)	$1,188,675
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$76,706	$67,508	$60,954
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,661	69,743	51,567
Air rights contract amortization	520	520	520
Deferred financing costs amortization	1,850	1,882	2,448
Gain on sale of hotel	(598)	—	(7,006)
Share-based compensation	9,507	7,644	5,803
Other	(796)	(781)	677
Changes in assets and liabilities:
Accounts receivable, net	(4,363)	(679)	1,277
Prepaid expenses and other assets	329	(4,154)	(342)
Accounts payable and accrued expenses	1,801	4,069	3,766
Other liabilities	(47)	5,961	(30)
Net cash provided by operating activities	159,570	151,713	119,634
Cash flows from investing activities:
Acquisition of hotels, net of cash acquired	—	(255,249)	(152,292)
Disposition of hotels, net of cash sold	2,028	—	31,822
Improvements and additions to hotels	(32,015)	(36,782)	(87,182)
Change in restricted cash	4,233	3,026	(2,164)
Net cash used in investing activities	(25,754)	(289,005)	(209,816)
Cash flows from financing activities:
Proceeds from sale of common shares, net of underwriting fees	—	153,962	144,320
Payment of offering costs related to sale of common shares	—	(284)	(392)
Borrowings under revolving credit facility	185,000	330,000	100,000
Repayments under revolving credit facility	(235,000)	(220,000)	(100,000)
Proceeds from issuance of mortgage debt	150,000	—	90,000
Principal prepayments on mortgage debt	(122,220)	—	—
Scheduled principal payments on mortgage debt	(10,940)	(10,271)	(69,837)
Payment of deferred financing costs	(952)	(2,311)	(2,011)
Payment of dividends to common shareholders	(94,480)	(81,111)	(58,892)
Payment of dividends to preferred shareholders	(9,688)	(9,688)	(9,688)
Repurchase of common shares	(3,020)	(1,787)	(2,705)
Net cash provided by (used in) financing activities	(141,300)	158,510	90,795
Net increase (decrease) in cash	(7,484)	21,218	613
Cash and cash equivalents, beginning of period	50,544	29,326	28,713
Cash and cash equivalents, end of period	$43,060	$50,544	$29,326
Supplemental disclosure of cash flow information:
Cash paid for interest	$30,620	$29,668	$24,976
Cash paid for income taxes	$1,995	$4,479	$1,126
Assumption of mortgage debt related to hotel acquisition	$—	$125,000	$—
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Description of Business
Chesapeake Lodging Trust (the “Trust”) is a self-advised real estate investment trust (“REIT”) that was organized in the state of Maryland in June 2009. The Trust is focused on investments primarily in upper-upscale hotels in major business and convention markets and, on a selective basis, premium select-service hotels in urban settings or unique locations in the United States of America (“U.S.”). The Trust completed its initial public offering (“IPO”) in January 2010. The Trust owned no hotels nor had any operations prior to its IPO. As of December 31, 2016, the Trust owned 22 hotels with an aggregate of 6,694 rooms in nine states and the District of Columbia.
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

2. Summary of Significant Accounting Policies
Basis of Presentation—The consolidated financial statements presented herein include all of the accounts of Chesapeake Lodging Trust and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. These reclassifications had no effect on results of operations or retained earnings.
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
The Trust reviews its hotels for impairment whenever events or changes in circumstances indicate that the carrying values of the hotels may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the hotels due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel’s estimated fair market value is recorded and an impairment loss is recognized. No impairment losses have been recognized related to any hotels for the years ended December 31, 2016, 2015 and 2014.

The Trust classifies a hotel as held for sale in the period in which it has made the decision to dispose of the hotel, a binding agreement to purchase the hotel has been signed under which the buyer has committed a significant amount of nonrefundable cash, and no significant financing contingencies exist which could cause the transaction not to be completed in a timely manner. If these criteria are met, depreciation and amortization of the hotel will cease and an impairment loss will be recognized if the fair value of the hotel, less the costs to sell, is lower than the carrying amount of the hotel. If the sale represents a strategic shift that has (or will have) a major effect on the Trust's operations and financial results, the Trust will classify the loss, together with the related operating results, as discontinued operations in the consolidated statements of operations and will classify the related assets and liabilities as held for sale in the consolidated balance sheets. As of December 31, 2016 and 2015, the Trust had no assets held for sale or liabilities related to assets held for sale.
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
Recent Accounting Pronouncements—In May 2014, the Financial Accounting Standards Board (the “FASB”) issued updated accounting guidance for recognition of revenue from contracts with customers. The comprehensive new accounting guidance will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. In July 2015, the FASB delayed the effective date of the new accounting guidance to be for interim and annual periods beginning on or after December 15, 2017. The new accounting guidance is to be applied on a retrospective or a modified retrospective basis. The Trust will adopt the new accounting guidance on January 1, 2018, but has not yet determined the method of adoption. The Trust does not believe that the adoption of this guidance will have a material impact on the consolidated financial statements.
In April 2015, the FASB issued updated accounting guidance for the presentation of debt issuance costs in the consolidated balance sheets. Under the new accounting guidance, debt issuance costs are shown as a direct deduction from the related debt liability rather than as an asset in the consolidated balance sheet. The amortization of the costs will continue to be included in interest expense in the consolidated statement of operations. The Trust adopted the new accounting guidance on January 1, 2016 and applied it on a retrospective basis. As a result, $6.5 million of unamortized deferred financing costs, which was previously presented as an asset as of December 31, 2015, is now presented within long-term debt. This reclassification had no effect on previously reported results of operations or retained earnings. The Trust does not believe that the adoption of this guidance has a material impact on the consolidated financial statements.
In November 2016, the FASB issued updated accounting guidance which requires the consolidated statements of cash flows to explain the change during the period in the total of cash, cash equivalents and restricted cash. Therefore, restricted cash should be included within cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the consolidated statements of cash flows. The new accounting guidance is effective for interim and annual periods beginning after December 15, 2017 and is to be applied on a retrospective basis. The Trust will adopt the new accounting guidance on January 1, 2018. The adoption of this guidance will change the presentation of restricted cash in the consolidated statements of cash flows, however, the Trust does not believe that the adoption of this guidance will have a material impact on the consolidated financial statements.
In January 2017, the FASB issued updated accounting guidance to clarify the definition of a business. The new accounting guidance adds further guidance that assists entities in evaluating whether a transaction should be accounted for as an acquisition of (or disposal of) an asset or a business. Under the new accounting guidance, when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the integrated set of assets and activities is not a business. The new accounting guidance is effective for interim and annual periods beginning after December 15, 2017 (early adoption is permitted) and is to be applied prospectively. The Trust will adopt the new accounting guidance on January 1, 2018. The Trust believes that the adoption of this guidance may have a material impact on its results of operations to the extent it completes any future acquisitions.

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

The allocation of the purchase prices to the assets acquired and liabilities assumed based on their fair values was as follows (in thousands):

	Acquisitions
	2015	2014
Land and land improvements	$64,462	$—
Buildings and leasehold improvements	294,498	139,150
Furniture, fixtures and equipment	20,518	8,000
Cash	100	1,851
Restricted cash	—	6,937
Accounts receivable, net	1,823	1,513
Prepaid expenses and other assets	3,162	132
Accounts payable and accrued expenses	(4,089)	(3,440)
Other liabilities	(125)	—
Mortgage loan	(125,000)	—
Net assets acquired	$255,349	$154,143

4. Dispositions
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

5. Property and Equipment
Property and equipment as of December 31, 2016 and 2015 consisted of the following (in thousands):

	December 31,
	2016	2015
Land and land improvements	$319,039	$319,702
Buildings and leasehold improvements	1,634,432	1,628,124
Furniture, fixtures and equipment	197,815	191,092
Construction-in-progress	21,399	3,276
	2,172,685	2,142,194
Less: accumulated depreciation and amortization	(289,816)	(215,250)
Property and equipment, net	$1,882,869	$1,926,944

6. Intangible Assets and Liability
Intangible assets and liability as of December 31, 2016 and 2015 consisted of the following (in thousands):

	December 31,
	2016	2015
Intangible assets:
Air rights contract(1)	$36,105	$36,105
Favorable ground leases(2)	3,568	3,568
	39,673	39,673
Less: accumulated amortization	(3,838)	(3,259)
Intangible assets, net	$35,835	$36,414

Intangible liability:
Unfavorable contract liability(2)	$14,236	$14,236
Less: accumulated amortization	(2,061)	(1,668)
Intangible liability, net (included within other liabilities)	$12,175	$12,568

(1)
In conjunction with the acquisition of the Hyatt Regency Boston on March 18, 2010, the Trust acquired an air rights contract which expires in September 2079 and that requires no payments through maturity. The Trust recorded the fair value of the air rights contract of $36.1 million as an intangible asset and is amortizing the value over the term of the contract.

(2)
In conjunction with the acquisition of the Denver Marriott City Center on October 3, 2011, the Trust assumed three lease agreements for land parcels underlying a portion of the hotel with initial terms ending July 2068, February 2072 and April 2072. The Trust concluded that the terms of two of the three ground leases were below market terms and recorded an aggregate of $4.8 million of favorable ground lease assets at the time. On July 29, 2014, the Trust terminated one of the two ground leases with below market terms in connection with acquiring the associated land parcel and recognized a $1.2 million loss on impairment of intangible asset, which is included within indirect hotel operating expenses in the consolidated statement of operations for the year ended December 31, 2014. The Trust is amortizing the remaining favorable ground lease asset over the life of the respective lease and including within indirect hotel operating expenses in the consolidated statements of operations. Also in conjunction with the acquisition of the Denver Marriott City Center, the Trust assumed a management contract with a non-cancelable term ending December 2047. The Trust concluded that the management agreement terms were above market terms and recorded a $14.2 million unfavorable contract liability, which the Trust is amortizing over the remaining non-cancelable term and including within indirect hotel operating expenses in the consolidated statements of operations.

7. Long-Term Debt
Long-term debt as of December 31, 2016 and 2015 consisted of the following (in thousands):

	Origination	Original Principal Amount		Interest Rate	Principal Amortization Period	December 31,
			Maturity			2016	2015
Revolving credit facility(1)	July 2010	n/a	March 2019	Floating	n/a	$60,000	$110,000
Term loan:
Royal Palm South Beach Miami, a Tribute Portfolio Resort(2)	March 2015	$125,000	March 2017	Floating	n/a	125,000	125,000
Other mortgage loans:
Hyatt Regency Boston(3)	June 2011	$95,000	July 2016	5.01%	30	—	88,601
Courtyard Washington Capitol Hill/Navy Yard(4)	June 2011	$37,497	November 2016	5.90%	30	—	34,491
Boston Marriott Newton	May 2013	$60,000	June 2020	3.63%	25	54,614	56,221
Le Meridien San Francisco	July 2013	$92,500	August 2020	3.50%	25	84,476	86,979
Denver Marriott City Center(5)	July 2012	$70,000	August 2022	4.90%	30	65,048	66,285
Hilton Checkers Los Angeles	February 2013	$32,000	March 2023	4.11%	30	29,884	30,480
W Chicago – City Center	July 2013	$93,000	August 2023	4.25%	25	85,720	88,008
Hyatt Herald Square New York/Hyatt Place New York Midtown South(6)	July 2014	$90,000	July 2024	4.30%	30	89,414	90,000
Hyatt Regency Boston	June 2016	$150,000	July 2026	4.25%	30	148,749	—
						742,905	776,065
Unamortized premium(4)						—	176
Unamortized deferred financing costs						(5,595)	(6,493)
Long-term debt						$737,310	$769,748

(1)
The Trust may exercise an option to extend the maturity by one year, subject to certain customary conditions. As of December 31, 2016, the interest rate in effect was 2.32%. See below for additional information related to the revolving credit facility.

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
The amount that the Trust can borrow under the revolving credit facility is based on the value of the Trust's hotels included in the borrowing base, as defined in the amended credit agreement. As of December 31, 2016, the borrowing base included 11 of the Trust's hotels providing borrowing availability of $300.0 million under the revolving credit facility, of which $240.0 million remained available. The amended credit agreement contains more favorable financial covenants, including the leverage ratio and minimum tangible net worth requirement, as compared to those in effect prior to the amendment, and has additional financial covenants typically found in similar unsecured revolving credit facilities, including a consolidated secured debt ratio, an unsecured leverage ratio and an unsecured debt service coverage ratio.
Other
Certain of the Trust's mortgage loan agreements contain standard financial covenants relating to coverage ratios and standard provisions that require loan servicers to maintain escrow accounts for certain items, including real estate taxes, insurance premiums, and normal replacements of FF&E.
As of December 31, 2016, the Trust was in compliance with all financial covenants under its borrowing arrangements. As of December 31, 2016, the Trust’s weighted-average interest rate on its long-term debt was 3.87%. Future scheduled principal payments of debt obligations (assuming no exercise of extension options) as of December 31, 2016 are as follows (in thousands):

Year	Amounts
2017	$137,438
2018	13,178
2019	73,732
2020	135,316
2021	10,233
Thereafter	373,008
$742,905

8. Earnings Per Share
The following is a reconciliation of the amounts used in calculating basic and diluted earnings per share (in thousands, except share and per share data):

	Year Ended December 31,
	2016	2015	2014
Numerator:
Net income available to common shareholders	$67,018	$57,820	$51,266
Less: Dividends declared on unvested time-based awards	(561)	(560)	(499)
Less: Undistributed earnings allocated to unvested time-based awards	—	—	—
Net income available to common shareholders, excluding amounts attributable to unvested time-based awards	$66,457	$57,260	$50,767

Denominator:
Weighted-average number of common shares outstanding–basic	58,717,647	57,474,256	50,488,007
Effect of dilutive unvested performance-based awards	—	452,143	402,854
Weighted-average number of common shares outstanding–diluted	58,717,647	57,926,399	50,890,861

Net income available per common share:
Basic	$1.13	$1.00	$1.01
Diluted	$1.13	$0.99	$1.00
For the years ended December 31, 2016 and 2015, 460,269 unvested performance-based awards and 193,426 unvested performance-based awards, respectively, were excluded from diluted weighted-average common shares outstanding as the awards had not achieved the specific levels of relative total shareholder return required for vesting at each period end. For the year ended December 31, 2014, no unvested performance-based awards were excluded from diluted weighted-average common shares outstanding.

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
On September 6, 2013, the Trust entered into sales agreements with two sales agents, pursuant to which the Trust may issue and sell up to $100.0 million in the aggregate of its common shares through a continuous at-the-market offering or other methods (the “ATM program”). The Trust did not sell any common shares under the ATM program during the years ended December 31, 2016, 2015 and 2014. As of December 31, 2016, $76.0 million of common shares remained available for issuance under the ATM program.
On September 9, 2014, the Trust completed an underwritten public offering of 4,830,000 common shares at a price of $29.88 per share, including 630,000 shares sold pursuant to the underwriter's exercise of its option to purchase additional shares. After deducting underwriting fees and offering costs, the Trust generated net proceeds of $143.9 million.
On March 27, 2015, the Trust completed an underwritten public offering of 4,600,000 common shares at a price of $33.47 per share, including 600,000 shares sold pursuant to the underwriters' exercise of their option to purchase additional shares. After deducting underwriting fees and offering costs, the Trust generated net proceeds of $153.7 million.
On September 29, 2015, the Trust's board of trustees authorized a share repurchase program pursuant to which the Trust may acquire up to $100.0 million of its common shares. The repurchase program authorizes the Trust to repurchase its common shares from time to time through open market purchases, negotiated transactions or other means, in accordance with applicable securities laws and other restrictions. The repurchase program expires in September 2018, but may be suspended or discontinued at any time, and does not obligate the Trust to acquire any particular amount of its shares. As of December 31, 2016, $100.0 million remained available for the repurchase of common shares.
For the years ended December 31, 2016, 2015 and 2014, the Trust issued 3,467, 2,926 and 2,662 unrestricted common shares, respectively, and 448,146, 292,270 and 491,564 restricted common shares, respectively, to its trustees and employees.

For the years ended December 31, 2016, 2015 and 2014, the Trust repurchased 117,129, 47,804 and 79,417 common shares, respectively, from employees to satisfy the minimum statutory tax withholding requirements related to the vesting of their previously granted restricted common shares. As of December 31, 2016, the Trust had 59,671,964 common shares outstanding.
For the years ended December 31, 2016, 2015 and 2014, the Trust's board of trustees declared dividends per common share as follows:

	Year Ended December 31,
	2016	2015	2014
First Quarter	$0.40	$0.35	$0.30
Second Quarter	0.40	0.35	0.30
Third Quarter	0.40	0.40	0.30
Fourth Quarter	0.40	0.40	0.30
	$1.60	$1.50	$1.20
Preferred Shares—The Trust is authorized to issue up to 100,000,000 preferred shares, $.01 par value per share. The Trust’s board of trustees is required to set for each class or series of preferred shares the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption. As of December 31, 2016, the Trust had 5,000,000 shares of its 7.75% Series A Cumulative Redeemable Preferred Shares outstanding.
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
For the years ended December 31, 2016, 2015 and 2014, the Trust's board of trustees declared dividends per preferred share as follows:

	Year Ended December 31,
	2016	2015	2014
First Quarter	$0.484375	$0.484375	$0.484375
Second Quarter	0.484375	0.484375	0.484375
Third Quarter	0.484375	0.484375	0.484375
Fourth Quarter	0.484375	0.484375	0.484375
	$1.937500	$1.937500	$1.937500
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
Shares that are issued under the Plan to any person pursuant to an award are counted against the aggregate number of shares available for issuance under the Plan as one share for every one share granted. If any shares covered by an award are not purchased or are forfeited, if an award is settled in cash, or if an award otherwise terminates without delivery of any shares, then the number of common shares counted against the aggregate number of shares available under the Plan with respect to the award will, to the extent of any such forfeiture or termination, again be available for making awards under the Plan. As of December 31, 2016, subject to increases that may result in the case of any future forfeiture or termination of currently outstanding awards, 1,139,390 common shares were reserved and available for future issuances under the Plan.
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
For the year ended December 31, 2013, the Trust granted 537,400 restricted common shares to certain employees and trustees, of which 192,500 shares were time-based awards and 344,900 shares were performance-based awards (the "2013 Performance-Based Awards"). The time-based awards are generally eligible to vest at the rate of one-fourth of the number of restricted shares granted commencing on the first anniversary of their issuance. The 2013 Performance-Based Awards were eligible to vest at the rate of one-fourth of the number of restricted shares granted commencing on December 31, 2013 and each year thereafter. The actual number of shares under the 2013 Performance-Based Awards that vested in a particular year was based on the Trust’s annual total shareholder return (“TSR”), as defined in the restricted share agreements, relative to the annual total return generated by the SNL US Hotel REIT Index prepared by SNL Financial LC (the “Index”) . Any previously unvested shares under the 2013 Performance-Based Awards were also eligible to vest at December 31, 2016 based on the Trust’s cumulative TSR, measured over the four-year performance period ended December 31, 2016, relative to the total return generated by the Index. Dividends on the 2013 Performance-Based Awards were not paid unless the related shares vested. The fair value of the 2013 Performance-Based Awards was $14.84 per share and was determined using a Monte Carlo simulation with the following assumptions: volatility of 31.15%; an expected term equal to the requisite service period for the awards; and a risk-free interest rate of 0.55%. At December 31, 2016, 84,444 shares vested and 130,886 shares were forfeited under the 2013 Performance-Based Awards.
For the year ended December 31, 2014, the Trust granted 491,564 restricted common shares to certain employees and trustees, of which 158,941 shares were time-based awards and 332,623 shares were performance-based awards (the “2014 Performance-Based Awards”). The time-based awards are generally eligible to vest at the rate of one-third of the number of restricted shares granted commencing on the first anniversary of their issuance. The 2014 Performance-Based Awards were eligible to vest at December 31, 2016. The actual number of shares under the 2014 Performance-Based Awards that vested was based on the Trust’s TSR, measured over the three-year performance period ended December 31, 2016, relative to the total return generated by the Index. Dividends on the 2014 Performance-Based Awards were not paid unless the related shares vested. The fair value of the 2014 Performance-Based Awards was $8.98 per share and was determined using a Monte Carlo simulation with the following assumptions: volatility of 29.34%; an expected term equal to the requisite service period for the awards; and a risk-free interest rate of 0.72%. At December 31, 2016, 141,467 shares vested and 191,156 shares were forfeited under the 2014 Performance-Based Awards.
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

For the year ended December 31, 2016, the Trust granted 448,146 restricted common shares to certain employees and trustees, of which 162,229 shares were time-based awards and 285,917 shares were performance-based awards (the “2016 Performance-Based Awards”). The time-based awards are generally eligible to vest at the rate of one-third of the number of restricted shares granted commencing on the first anniversary of their issuance. The 2016 Performance-Based Awards are eligible to vest at December 31, 2018. Dividends on the 2016 Performance-Based Awards accrue, but are not paid unless the related shares vest. The fair value of the 2016 Performance-Based Awards was $10.54 per share and was determined using a Monte Carlo simulation with the following assumptions: volatility of 21.04%; an expected term equal to the requisite service period for the awards; and a risk-free interest rate of 1.38%.
The actual number of shares under the 2015 Performance-Based Awards and the 2016 Performance-Based Awards that vest will be based on the Trust’s TSR, measured over a three-year performance period ending December 31, 2017 and December 31, 2018, respectively, relative to the total return generated by the Index. The payout schedule for the 2015 Performance-Based Awards and the 2016 Performance-Based Awards is as follows, with linear interpolation for performance between 67% and 100%, and between 100% and 133% of the Index:

Trust TSR as % of Index Total Return	Payout (% of Maximum)
<67%	0%
67%	25%
100%	50%
≥133%	100%
If the Trust’s TSR is negative for a performance period, no shares under the 2015 Performance-Based Awards and the 2016 Performance-Based Awards will vest. If the Trust’s TSR is positive for a performance period and the total return of the Index is negative, 100% of the shares subject to vesting under the 2015 Performance-Based Awards and the 2016 Performance-Based Awards will vest.
As of December 31, 2016, there was approximately $7.1 million of unrecognized share-based compensation expense related to restricted common shares. The unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1.6 years. The following is a summary of the Trust’s restricted common share activity for the years ended December 31, 2016, 2015 and 2014:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Restricted common shares as of December 31, 2013	629,855	$18.33
Granted	491,564	$13.83
Vested	(193,117)	$18.68
Forfeited	(750)	$23.58
Restricted common shares as of December 31, 2014	927,552	$15.87
Granted	292,270	$25.36
Vested	(156,618)	$22.76
Forfeited	(5,934)	$29.80
Restricted common shares as of December 31, 2015	1,057,270	$17.40
Granted	448,146	$15.58
Vested	(407,390)	$17.66
Forfeited	(322,042)	$11.39
Restricted common shares as of December 31, 2016	775,984	$18.71

11. Fair Value Measurements and Derivative Instrument
The following table sets forth the Trust’s financial assets and liabilities measured at fair value by level within the fair value hierarchy (in thousands). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at December 31, 2016
	Total	Level 1	Level 2	Level 3
Liabilities:
Interest rate swap (included within other liabilities)	$39	$—	$39	$—
	$39	$—	$39	$—
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
The Trust’s financial instruments in addition to those disclosed in the table above include cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, and long-term debt. The carrying values reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses approximate fair value. The Trust estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument using estimated market rates of debt instruments with similar maturities and credit profiles. These inputs are classified as Level 3 within the fair value hierarchy. As of December 31, 2016, the carrying value reported in the consolidated balance sheet for the Trust's long-term debt approximated its fair value.

12. Income Taxes
The components of income tax expense for the years ended December 31, 2016, 2015 and 2014 are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$1,472	$3,366	$685
State	274	580	141
	1,746	3,946	826
Deferred:
Federal	220	(1,158)	(243)
State	33	(193)	(48)
	253	(1,351)	(291)
Income tax expense	$1,999	$2,595	$535

A reconciliation of the statutory federal income tax expense to the Trust’s income tax expense is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Statutory federal income tax expense	$26,760	$23,833	$20,906
Effect of non-taxable REIT income	(24,902)	(21,441)	(20,764)
State income tax expense, net of federal taxes	206	252	60
Other	(65)	(49)	333
Income tax expense	$1,999	$2,595	$535

The tax effect of each type of temporary difference and carryforward that gives rise to the deferred tax assets and liabilities as of December 31, 2016 and 2015 are as follows (in thousands):

	December 31,
	2016	2015
Deferred tax asset:
Deferred income–key money	$2,299	$2,425
Net operating loss carryforwards	282	331
Employee-related compensation	270	285
Other	—	18
	2,851	3,059
Deferred tax liability:
Other	75	30
	75	30
Net deferred tax asset	$2,776	$3,029

As of December 31, 2016, the Trust had a net deferred tax asset of $2.8 million, of which $0.3 million related to net operating loss carryforwards. These net operating loss carryforwards will begin to expire in 2031 if not utilized by then. The Trust believes that it is more likely than not that its TRSs will generate sufficient taxable income to realize in full this deferred tax asset. Accordingly, no valuation allowance has been recorded as of December 31, 2016.
As of December 31, 2016, the tax years that remain subject to examination by major tax jurisdictions generally include 2013 through 2016.

13. Quarterly Operating Results (unaudited)

	Quarter Ended - 2016
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Total revenue	$140,611	$169,431	$164,529	$145,128
Total operating expenses	124,285	130,153	130,298	125,010
Operating income	16,326	39,278	34,231	20,118
Net income	10,070	28,542	25,947	12,147
Net income available to common shareholders, excluding amounts attributable to unvested time-based awards(1)	7,504	25,959	23,379	9,599
Net income available per common share—basic and diluted(2)	0.13	0.44	0.40	0.16

	Quarter Ended - 2015
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Total revenue	$109,290	$162,145	$165,009	$146,180
Total operating expenses	103,907	125,592	129,241	121,925
Operating income	5,383	36,553	35,768	24,255
Net income	1,552	24,045	27,180	14,731
Net income (loss) available to common shareholders, excluding amounts attributable to unvested time-based awards(1)	(1,007)	21,480	24,597	12,175
Net income (loss) available per common share(2):
Basic	(0.02)	0.37	0.42	0.21
Diluted	(0.02)	0.36	0.42	0.21

(1)	The sum of amounts for the four quarters may differ from the annual amount due to the required method of computing the two-class method in the respective periods.

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
Franchise Agreements—As of December 31, 2016, 12 of the Trust’s hotels operated pursuant to franchise agreements with hotel brand companies and 10 hotels operated pursuant to management agreements with hotel brand companies that allowed them to operate under their respective brands. Under the 12 franchise agreements, the Trust generally pays a royalty fee ranging from 3% to 6% of room revenues and up to 3% of food and beverage revenues, plus additional fees for marketing, central reservation systems, and other franchisor costs that amount to between 1% and 5% of room revenues.
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

CHESAPEAKE LODGING TRUST
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2016
(in thousands)

Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent to Acquisition	Gross Amount at End of Year			Accumulated Depreciation	Year of Acquisition	Depreciation Life
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Hyatt Regency Boston Boston, Massachusetts	$148,749	$—	$71,462	$11,181	$75	$82,568	$82,643	$14,636	2010	40 years
Hilton Checkers Los Angeles Los Angeles, California	29,884	9,010	32,710	2,277	9,030	34,967	43,997	5,925	2010	40 years
Boston Marriott Newton Newton, Massachusetts	54,614	11,800	56,450	2,421	12,000	58,671	70,671	9,390	2010	40 years
Le Meridien San Francisco San Francisco, California	84,476	28,737	100,734	5,191	28,768	105,894	134,662	16,389	2010	40 years
Homewood Suites Seattle Convention Center Seattle, Washington	—	6,266	44,004	1,164	6,267	45,167	51,434	6,453	2011	40 years
W Chicago – City Center Chicago, Illinois	85,720	29,800	93,464	7,209	29,800	100,673	130,473	14,977	2011	40 years
Hotel Indigo San Diego Gaslamp Quarter San Diego, California	—	8,300	43,000	869	8,308	43,861	52,169	6,098	2011	40 years
Courtyard Washington Capitol Hill/Navy Yard Washington, DC	—	9,661	57,930	1,537	9,661	59,467	69,128	8,292	2011	40 years
Hotel Adagio San Francisco, Autograph Collection San Francisco, California	—	7,900	33,973	5,944	7,987	39,830	47,817	6,295	2011	40 years
Denver Marriott City Center Denver, Colorado	65,048	3,500	118,209	5,401	4,076	123,034	127,110	16,373	2011	40 years
Hyatt Herald Square New York New York, New York	(1)	14,350	36,325	6,214	14,365	42,524	56,889	5,470	2011	40 years
W Chicago – Lakeshore Chicago, Illinois	—	40,000	80,800	27,127	40,140	107,787	147,927	13,630	2012	40 years
Hyatt Regency Mission Bay Spa and Marina San Diego, California	—	—	57,633	2,359	—	59,992	59,992	6,517	2012	40 years
The Hotel Minneapolis, Autograph Collection Minneapolis, Minnesota	—	2,350	39,988	457	2,350	40,445	42,795	4,233	2012	40 years
Hyatt Place New York Midtown South New York, New York	(1)	18,470	55,002	271	18,482	55,261	73,743	5,306	2013	40 years
W New Orleans – French Quarter New Orleans, Louisiana	—	4,092	19,468	151	4,097	19,614	23,711	1,844	2013	40 years
Le Meridien New Orleans New Orleans, Louisiana	—	4,700	54,875	17,007	4,703	71,879	76,582	7,303	2013	40 years
Hyatt Centric Fisherman's Wharf San Francisco, California	—	24,200	74,400	4,864	24,200	79,264	103,464	7,227	2013	40 years
Hyatt Centric Santa Barbara Santa Barbara, California	—	30,225	23,989	2,850	30,246	26,818	57,064	2,413	2013	40 years
JW Marriott San Francisco Union Square San Francisco, California	—	—	139,150	448	—	139,598	139,598	7,861	2014	40 years
Royal Palm South Beach Miami, a Tribute Portfolio Resort Miami Beach, Florida	125,000	40,100	222,230	2,250	40,114	224,466	264,580	10,222	2015	40 years
Ace Hotel and Theater Downtown Los Angeles Los Angeles, California	—	24,362	72,268	67	24,370	72,327	96,697	3,014	2015	40 years
Totals	$682,905	$317,823	$1,528,064	$107,259	$319,039	$1,634,107	$1,953,146	$179,868

(1)	This hotel secures a mortgage loan issued in July 2014, which had an outstanding principal balance of $89,414 as of December 31, 2016.

Notes:

(a)    The change in total cost of real estate assets for the years ended December 31, 2016, 2015 and 2014 is as follows:

Balance as of December 31, 2013	$1,398,806
Acquisition	139,150
Capital expenditures and transfers from construction-in-progress	53,710
Disposition	(24,424)
Balance as of December 31, 2014	1,567,242
Acquisitions	358,960
Capital expenditures and transfers from construction-in-progress	21,300
Balance as of December 31, 2015	1,947,502
Capital expenditures and transfers from construction-in-progress	7,034
Disposition	(1,390)
Balance as of December 31, 2016	$1,953,146

(b)    The change in accumulated depreciation and amortization of real estate assets for the years ended December 31, 2016, 2015 and 2014 is as follows:

Balance as of December 31, 2013	$61,457
Depreciation and amortization	32,012
Disposition	(1,728)
Balance as of December 31, 2014	91,741
Depreciation and amortization	42,970
Balance as of December 31, 2015	134,711
Depreciation and amortization	45,199
Disposition	(42)
Balance as of December 31, 2016	$179,868