Form 10-Q
period 2017-03-31
Chesapeake Lodging Trust
filed 2017-04-25
CIK 1473078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________
FORM 10-Q
________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to              .
Commission file number 001-34572
_______________________________________________________________________
CHESAPEAKE LODGING TRUST
(Exact name of registrant as specified in its charter)
_______________________________________________________________________

MARYLAND	27-0372343
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4300 Wilson Boulevard, Suite 625 Arlington, Virginia	22203
(Address of principal executive offices)	(Zip Code)
(571) 349-9450
(Registrant’s telephone number, including area code)

1997 Annapolis Exchange Parkway, Suite 410 Annapolis, Maryland 21401
(Former address of principal executive offices)
_______________________________________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act). Yes ☐ No  ☒
As of April 21, 2017, there were 60,095,778 shares of the registrant’s common shares issued and outstanding.

CHESAPEAKE LODGING TRUST

PART I

Item 1.	Financial Statements

CHESAPEAKE LODGING TRUST
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Property and equipment, net	$1,880,471	$1,882,869
Intangible assets, net	35,690	35,835
Cash and cash equivalents	40,960	43,060
Restricted cash	34,169	36,128
Accounts receivable, net of allowance for doubtful accounts of $158 and $157, respectively	19,759	19,966
Prepaid expenses and other assets	21,932	17,516
Total assets	$2,032,981	$2,035,374

LIABILITIES AND SHAREHOLDERS’ EQUITY
Long-term debt	$754,519	$737,310
Accounts payable and accrued expenses	62,582	64,581
Other liabilities	44,670	44,808
Total liabilities	861,771	846,699
Commitments and contingencies (Note 10)
Preferred shares, $.01 par value; 100,000,000 shares authorized; Series A Cumulative Redeemable Preferred Shares; 5,000,000 shares issued and outstanding, respectively ($127,422 liquidation preference)	50	50
Common shares, $.01 par value; 400,000,000 shares authorized; 60,096,316 and 59,671,964 shares issued and outstanding, respectively	601	597
Additional paid-in capital	1,305,298	1,304,364
Cumulative dividends in excess of net income	(134,739)	(116,297)
Accumulated other comprehensive loss	—	(39)
Total shareholders’ equity	1,171,210	1,188,675
Total liabilities and shareholders’ equity	$2,032,981	$2,035,374
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2017	2016
REVENUE
Rooms	$98,901	$103,772
Food and beverage	29,312	30,555
Other	6,661	6,284
Total revenue	134,874	140,611
EXPENSES
Hotel operating expenses:
Rooms	25,322	25,501
Food and beverage	22,239	22,766
Other direct	1,356	1,558
Indirect	49,815	50,580
Total hotel operating expenses	98,732	100,405
Depreciation and amortization	18,787	18,484
Air rights contract amortization	130	130
Corporate general and administrative	4,935	5,266
Total operating expenses	122,584	124,285
Operating income	12,290	16,326
Interest expense	(7,798)	(8,210)
Income before income taxes	4,492	8,116
Income tax benefit	3,527	1,954
Net income	8,019	10,070
Preferred share dividends	(2,422)	(2,422)
Net income available to common shareholders	$5,597	$7,648

Net income available per common share—basic and diluted	$0.09	$0.13
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Net income	$8,019	$10,070
Other comprehensive income (loss):
Unrealized losses on cash flow hedge instruments	—	(318)
Reclassification of unrealized losses on cash flow hedge instruments to interest expense	39	163
Comprehensive income	$8,058	$9,915
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Preferred Shares		Common Shares		Additional Paid-In Capital	Cumulative Dividends in Excess of Net Income	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount				Total
Balances at December 31, 2016	5,000,000	$50	59,671,964	$597	$1,304,364	$(116,297)	$(39)	$1,188,675
Repurchase of common shares	—	—	(39,966)	—	(1,052)	—	—	(1,052)
Issuance of restricted common shares	—	—	463,431	4	(4)	—	—	—
Issuance of unrestricted common shares	—	—	887	—	21	—	—	21
Amortization of deferred compensation	—	—	—	—	1,969	—	—	1,969
Declaration of dividends on common shares	—	—	—	—	—	(24,039)	—	(24,039)
Declaration of dividends on preferred shares	—	—	—	—	—	(2,422)	—	(2,422)
Net income	—	—	—	—	—	8,019	—	8,019
Other comprehensive income	—	—	—	—	—	—	39	39
Balances at March 31, 2017	5,000,000	$50	60,096,316	$601	$1,305,298	$(134,739)	$—	$1,171,210
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$8,019	$10,070
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,787	18,484
Air rights contract amortization	130	130
Deferred financing costs amortization	407	466
Share-based compensation	1,990	2,374
Other	(155)	(208)
Changes in assets and liabilities:
Accounts receivable, net	207	(5,984)
Prepaid expenses and other assets	(4,429)	(2,575)
Accounts payable and accrued expenses	(1,248)	2,323
Other liabilities	(13)	(11)
Net cash provided by operating activities	23,695	25,069
Cash flows from investing activities:
Improvements and additions to hotels	(16,389)	(3,850)
Change in restricted cash	1,959	(2,768)
Net cash used in investing activities	(14,430)	(6,618)
Cash flows from financing activities:
Borrowings under revolving credit facility	155,000	25,000
Repayments under revolving credit facility	(10,000)	(15,000)
Scheduled principal payments on mortgage debt	(128,162)	(2,649)
Payment of deferred financing costs	(36)	—
Deposit on loan application	—	(3,200)
Payment of dividends to common shareholders	(24,693)	(23,575)
Payment of dividends to preferred shareholders	(2,422)	(2,422)
Repurchase of common shares	(1,052)	(194)
Net cash used in financing activities	(11,365)	(22,040)
Net decrease in cash	(2,100)	(3,589)
Cash and cash equivalents, beginning of period	43,060	50,544
Cash and cash equivalents, end of period	$40,960	$46,955
Supplemental disclosure of cash flow information:
Cash paid for interest	$7,527	$7,755
Cash paid for income taxes	$107	$91
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Organization and Description of Business
Chesapeake Lodging Trust (the “Trust”) is a self-advised real estate investment trust (“REIT”) that was organized in the state of Maryland in June 2009. The Trust is focused on investments primarily in upper-upscale hotels in major business and convention markets and, on a selective basis, premium select-service hotels in urban settings or unique locations in the United States of America (“U.S.”). The Trust completed its initial public offering (“IPO”) in January 2010. The Trust owned no hotels nor had any operations prior to its IPO. As of March 31, 2017, the Trust owned 22 hotels with an aggregate of 6,694 rooms in nine states and the District of Columbia.
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
The information in these interim consolidated financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal, recurring nature unless disclosed otherwise. These interim consolidated financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission (“SEC”) and do not include all of the information and disclosures required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Trust’s Form 10-K for the year ended December 31, 2016.
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

The Trust reviews its hotels for impairment whenever events or changes in circumstances indicate that the carrying values of the hotels may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the hotels due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel’s estimated fair market value is recorded and an impairment loss is recognized. No impairment losses have been recognized related to any hotels for the three months ended March 31, 2017 and 2016.
The Trust classifies a hotel as held for sale in the period in which it has made the decision to dispose of the hotel, a binding agreement to purchase the hotel has been signed under which the buyer has committed a significant amount of nonrefundable cash, and no significant financing contingencies exist which could cause the transaction not to be completed in a timely manner. If these criteria are met, depreciation and amortization of the hotel will cease and an impairment loss will be recognized if the fair value of the hotel, less the costs to sell, is lower than the carrying amount of the hotel. If the sale represents a strategic shift that has (or will have) a major effect on the Trust’s operations and financial results, the Trust will classify the loss, together with the related operating results, as discontinued operations in the consolidated statements of operations and will classify the related assets and liabilities as held for sale in the consolidated balance sheets. As of March 31, 2017, the Trust had no assets held for sale or liabilities related to assets held for sale.
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
Derivative Instruments—From time to time, the Trust is a party to interest rate swaps, which are considered derivative instruments, in order to manage its interest rate exposure. The Trust’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows. The Trust records derivative instruments at fair value as either assets or liabilities and designates them as cash flow hedging instruments at inception. The Trust evaluates the hedge effectiveness of the designated cash flow hedging instruments on a quarterly basis and records the effective portion of the change in the fair value of the cash flow hedging instruments as other comprehensive income (loss). Amounts reported in accumulated other comprehensive income (loss) related to cash flow hedging instruments are reclassified to interest expense as interest payments are made on the variable-rate debt being hedged. The Trust does not enter into derivative instruments for trading or speculative purposes and monitors the financial stability and credit standing of its counterparties. As of March 31, 2017, the Trust had no derivative instruments.
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
3. Property and Equipment
Property and equipment as of March 31, 2017 and December 31, 2016 consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Land and land improvements	$319,073	$319,039
Buildings and leasehold improvements	1,636,573	1,634,432
Furniture, fixtures and equipment	199,259	197,815
Construction-in-progress	34,169	21,399
	2,189,074	2,172,685
Less: accumulated depreciation and amortization	(308,603)	(289,816)
Property and equipment, net	$1,880,471	$1,882,869

4. Intangible Assets and Liability
Intangible assets and liability as of March 31, 2017 and December 31, 2016 consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Intangible assets:
Air rights contract(1)	$36,105	$36,105
Favorable ground leases(2)	3,568	3,568
	39,673	39,673
Less: accumulated amortization	(3,983)	(3,838)
Intangible assets, net	$35,690	$35,835

Intangible liability:
Unfavorable contract liability(2)	$14,236	$14,236
Less: accumulated amortization	(2,159)	(2,061)
Intangible liability, net (included within other liabilities)	$12,077	$12,175

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

5. Long-Term Debt
Long-term debt as of March 31, 2017 and December 31, 2016 consisted of the following (in thousands):

	Origination	Original Principal Amount		Interest Rate	Principal Amortization Period	March 31,	December 31,
			Maturity			2017	2016
Revolving credit facility(1)	July 2010	n/a	March 2019	Floating	n/a	$205,000	$60,000
Term loan:
Royal Palm South Beach Miami, a Tribute Portfolio Resort(2)	March 2015	$125,000	March 2017	Floating	n/a	—	125,000
Other mortgage loans:
Boston Marriott Newton	May 2013	$60,000	June 2020	3.63%	25	54,195	54,614
Le Meridien San Francisco	July 2013	$92,500	August 2020	3.50%	25	83,824	84,476
Denver Marriott City Center(3)	July 2012	$70,000	August 2022	4.90%	30	64,729	65,048
Hilton Checkers Los Angeles	February 2013	$32,000	March 2023	4.11%	30	29,726	29,884
W Chicago – City Center	July 2013	$93,000	August 2023	4.25%	25	85,117	85,720
Hyatt Herald Square New York/Hyatt Place New York Midtown South	July 2014	$90,000	July 2024	4.30%	30	89,038	89,414
Hyatt Regency Boston	June 2016	$150,000	July 2026	4.25%	30	148,114	148,749
						759,743	742,905
Unamortized deferred financing costs						(5,224)	(5,595)
Long-term debt						$754,519	$737,310

(1)
The Trust may exercise an option to extend the maturity by one year, subject to certain customary conditions. As of March 31, 2017, the interest rate in effect was 2.53%. See below for additional information related to the revolving credit facility.

(2)
On March 9, 2015, in connection with the acquisition of the Royal Palm South Beach Miami, a Tribute Portfolio Resort, the Trust assumed an existing loan agreement with an outstanding principal balance of $125.0 million. The term loan was amended and restated at the time of assumption and provided for a new two-year term. The term loan bore interest equal to one-month LIBOR plus 2.40%. Contemporaneous with the assumption of the term loan, the Trust entered into an interest rate swap to effectively fix the interest rate on the term loan for the new two-year term at 3.34% per annum. Under the terms of this interest rate swap, the Trust paid fixed interest of 0.94% per annum on a notional amount of $125.0 million and received floating rate interest equal to one-month LIBOR. The effective date of this interest rate swap was March 9, 2015 and it matured on March 9, 2017. The Trust repaid the term loan at maturity on March 9, 2017.

(3)
The loan has a term of 30 years, but is callable by the lender after 10 years, and the Trust expects the lender to call the loan at that time. The indicated maturity is based on the date the loan is callable by the lender.

Revolving credit facility
On March 4, 2015, the Trust entered into an amended credit agreement to (1) convert its revolving credit facility from a secured to an unsecured revolving credit facility, (2) increase the maximum borrowing availability under the revolving credit facility from $250.0 million to $300.0 million, (3) lower the interest rate to LIBOR plus 1.55% - 2.30% (the spread over LIBOR continues to be based on the Trust’s consolidated leverage ratio), and (4) extend the maturity date to March 2019. The amended credit agreement provides for the possibility of further future increases, up to a maximum of $450.0 million, in accordance with the terms of the amended credit agreement. The amended credit agreement also provides for an extension of the maturity date by one year, subject to satisfaction of certain customary conditions.
The amount that the Trust can borrow under the revolving credit facility is based on the value of the Trust’s hotels included in the borrowing base, as defined in the amended credit agreement. As of March 31, 2017, the borrowing base included 12 of the Trust’s hotels providing borrowing availability of $300.0 million under the revolving credit facility, of which $95.0 million remained available. The amended credit agreement contains more favorable financial covenants, including the leverage ratio and minimum tangible net worth requirement, as compared to those in effect prior to the amendment, and has additional financial covenants typically found in similar unsecured revolving credit facilities, including a consolidated secured debt ratio, an unsecured leverage ratio and an unsecured debt service coverage ratio.
Other
Certain of the Trust’s mortgage loan agreements contain standard financial covenants relating to coverage ratios and standard provisions that require loan servicers to maintain escrow accounts for certain items, including real estate taxes, insurance premiums, and normal replacements of FF&E.
As of March 31, 2017, the Trust was in compliance with all financial covenants under its borrowing arrangements. As of March 31, 2017, the Trust’s weighted-average interest rate on its long-term debt was 3.72%. Future scheduled principal payments of debt obligations (assuming no exercise of extension options) as of March 31, 2017 are as follows (in thousands):

Year	Amounts
2017	$9,275
2018	13,178
2019	218,732
2020	135,316
2021	10,233
Thereafter	373,009
$759,743

6. Earnings Per Share
The following is a reconciliation of the amounts used in calculating basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2017	2016
Numerator:
Net income available to common shareholders	$5,597	$7,648
Less: Dividends declared on unvested time-based awards	(124)	(144)
Less: Undistributed earnings allocated to unvested time-based awards	—	—
Net income available to common shareholders, excluding amounts attributable to unvested time-based awards	$5,473	$7,504

Denominator:
Weighted-average number of common shares outstanding–basic	58,995,589	58,681,525
Effect of dilutive unvested performance-based awards	—	565,694
Weighted-average number of common shares outstanding–diluted	58,995,589	59,247,219

Net income available per common share—basic and diluted	$0.09	$0.13
For the three months ended March 31, 2017 and 2016, 761,934 unvested performance-based awards and 278,271 unvested performance-based awards, respectively, were excluded from diluted weighted-average common shares outstanding as the awards had not achieved the specific levels of relative total shareholder return required for vesting at each period end.

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
On September 6, 2013, the Trust entered into sales agreements with two sales agents, pursuant to which the Trust may issue and sell up to $100.0 million in the aggregate of its common shares through a continuous at-the-market offering or other methods (the “ATM program”). The Trust did not sell any common shares under the ATM program during the three months ended March 31, 2017. As of March 31, 2017, $76.0 million of common shares remained available for issuance under the ATM program.
On September 29, 2015, the Trust’s board of trustees authorized a share repurchase program pursuant to which the Trust may acquire up to $100.0 million of its common shares. The repurchase program authorizes the Trust to repurchase its common shares from time to time through open market purchases, negotiated transactions or other means, in accordance with applicable securities laws and other restrictions. The repurchase program expires in September 2018, but may be suspended or discontinued at any time, and does not obligate the Trust to acquire any particular amount of its shares. As of March 31, 2017, $100.0 million remained available for the repurchase of common shares.
For the three months ended March 31, 2017, the Trust issued 887 unrestricted common shares and 463,431 restricted common shares to its trustees and employees. For the three months ended March 31, 2017, the Trust repurchased 39,966 common shares from employees to satisfy the minimum statutory tax withholding requirements related to the vesting of their previously granted restricted common shares. As of March 31, 2017, the Trust had 60,096,316 common shares outstanding.
For the three months ended March 31, 2017, the Trust paid or its board of trustees declared the following dividends per common share:

	Record Date	Payment Date	Dividend Per Common Share
Fourth Quarter 2016	December 30, 2016	January 13, 2017	$0.40
First Quarter 2017	March 31, 2017	April 14, 2017	$0.40
Preferred Shares—The Trust is authorized to issue up to 100,000,000 preferred shares, $.01 par value per share. The Trust’s board of trustees is required to set for each class or series of preferred shares the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption. As of March 31, 2017, the Trust had 5,000,000 shares of its 7.75% Series A Cumulative Redeemable Preferred Shares outstanding.
Holders of Series A Cumulative Redeemable Preferred Shares are entitled to receive, when and as authorized by the Trust’s board of trustees, out of funds legally available for the payment of dividends, cumulative cash dividends at the rate of 7.75% per annum of the $25.00 per share liquidation preference, equivalent to $1.9375 per annum per share. Dividends on the Series A Cumulative Redeemable Preferred Shares are cumulative from the date of original issuance and are payable quarterly in arrears on or about the 15th day of each of January, April, July and October. The Series A Cumulative Redeemable Preferred Shares rank senior to the Trust’s common shares with respect to the payment of dividends; the Trust will not declare or pay any dividends, or set aside any funds for the payment of dividends, on its common shares unless the Trust also has declared and either paid or set aside for payment the full cumulative dividends on the Series A Cumulative Redeemable Preferred Shares.
For the three months ended March 31, 2017, the Trust paid or its board of trustees declared the following dividends per preferred share:

	Record Date	Payment Date	Dividend Per Series A Cumulative Redeemable Preferred Share
Fourth Quarter 2016	December 30, 2016	January 13, 2017	$0.484375
First Quarter 2017	March 31, 2017	April 14, 2017	$0.484375
The Trust cannot redeem the Series A Cumulative Redeemable Preferred Shares prior to July 17, 2017, except as described below and in certain limited circumstances related to the ownership limitation necessary to preserve the Trust’s qualification as a REIT. On and after July 17, 2017, the Trust, at its option, can redeem the Series A Cumulative Redeemable Preferred Shares, in whole or from time to time in part, at a redemption price of $25.00 per share, plus any accrued and unpaid dividends. The holders of Series A Cumulative Redeemable Preferred Shares have no voting rights, except in certain limited circumstances.
Upon the occurrence of a change of control, as defined in the articles supplementary designating the Series A Cumulative Redeemable Preferred Shares, as a result of which the Trust’s common shares and the common securities of the acquiring or surviving entity are not listed or quoted on the New York Stock Exchange, the NYSE MKT or the NASDAQ Stock Market, or any successor exchanges, the Trust may, at its option, redeem the Series A Cumulative Redeemable Preferred Shares in whole or in part within 120 days following the change of control by paying $25.00 per share, plus any accrued and unpaid dividends through the date of redemption. If the Trust does not exercise its right to redeem the Series A Cumulative Redeemable Preferred Shares upon a change of control, the holders of the Series A Cumulative Redeemable Preferred Shares have the right to convert some or all of their shares into a number of the Trust’s common shares based on a defined formula subject to a share cap. The share cap on each Series A Cumulative Redeemable Preferred Share is 2.9189 common shares.

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
Shares that are issued under the Plan to any person pursuant to an award are counted against the aggregate number of shares available for issuance under the Plan as one share for every one share granted. If any shares covered by an award are not purchased or are forfeited, if an award is settled in cash, or if an award otherwise terminates without delivery of any shares, then the number of common shares counted against the aggregate number of shares available under the Plan with respect to the award will, to the extent of any such forfeiture or termination, again be available for making awards under the Plan. As of March 31, 2017, subject to increases that may result in the case of any future forfeiture or termination of currently outstanding awards, 675,072 common shares were reserved and available for future issuances under the Plan.
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

For the three months ended March 31, 2017, the Trust granted 463,431 restricted common shares to certain employees, of which 161,766 shares were time-based awards and 301,665 shares were performance-based awards (the “2017 Performance-Based Awards”). The time-based awards are generally eligible to vest at the annual rate of one-third of the number of restricted shares granted commencing on the first anniversary of their issuance. The 2017 Performance-Based Awards are eligible to vest at December 31, 2019. Dividends on the 2017 Performance-Based Awards accrue, but are not paid unless the related shares vest. The fair value of the 2017 Performance-Based Awards was $9.99 per share and was determined using a Monte Carlo simulation with the following assumptions: volatility of 24.16%; an expected term equal to the requisite service period for the awards; and a risk-free interest rate of 1.57%.
The actual number of shares under the 2017 Performance-Based Awards that vest will be based on the Trust’s total shareholder return (“TSR”), as defined in the restricted share agreements, measured over a three-year performance period ending December 31, 2019, relative to the total return generated by a market-cap weighted index that includes nine lodging REITs (the "Performance Peer Group"). The payout schedule for the 2017 Performance-Based Awards is as follows, with linear interpolation for performance between 67% and 100%, and between 100% and 133% of the Performance Peer Group:

Trust TSR as % of Performance Peer Group Total Return	Payout (% of Maximum)
<67%	0%
67%	25%
100%	50%
≥133%	100%
If the Trust’s TSR is negative for the performance period, no shares under the 2017 Performance-Based Awards will vest. If the Trust’s TSR is positive for the performance period and the total return of the Performance Peer Group is negative, 100% of the shares subject to vesting under the 2017 Performance-Based Awards will vest.
As of March 31, 2017, there was approximately $12.4 million of unrecognized share-based compensation expense related to restricted common shares. The unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 2.2 years.
The following is a summary of the Trust’s restricted common share activity for the three months ended March 31, 2017:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Restricted common shares as of December 31, 2016	775,984	$18.71
Granted	463,431	$15.63
Vested	(168,081)	$26.45
Forfeited	—	$—
Restricted common shares as of March 31, 2017	1,071,334	$16.16

9. Fair Value Measurements
The Trust’s financial instruments include cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, and long-term debt. The carrying values reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses approximate fair value. The Trust estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument using estimated market rates of debt instruments with similar maturities and credit profiles. These inputs are classified as Level 3 within the fair value hierarchy. As of March 31, 2017, the carrying value reported in the consolidated balance sheet for the Trust’s long-term debt approximated its fair value.

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

Franchise Agreements—As of March 31, 2017, 12 of the Trust’s hotels operated pursuant to franchise agreements with hotel brand companies and 10 hotels operated pursuant to management agreements with hotel brand companies that allowed them to operate under their respective brands. Under the 12 franchise agreements, the Trust generally pays a royalty fee ranging from 3% to 6% of room revenues and up to 3% of food and beverage revenues, plus additional fees for marketing, central reservation systems, and other franchisor costs that amount to between 1% and 5% of room revenues.
Ground Lease Agreements—The Trust leases the land underlying the Hyatt Regency Mission Bay Spa and Marina pursuant to a lease agreement, which has an initial term ending January 2056. Rent due under the lease agreement is the greater of base rent or percentage rent. Base rent is currently $2.3 million per year. Base rent resets every three years over the remaining term of the lease equal to 75% of the average of the actual rent paid over the two years preceding the base rent reset year. The next base rent reset year is 2019. Annual percentage rent is calculated based on various percentages of the hotel’s various sources of revenue, including room, food and beverage, and marina rentals, earned during the period.
The Trust also leases the land underlying the JW Marriott San Francisco Union Square pursuant to a lease agreement, which has a term ending January 2083. Rent due under the lease agreement is the greater of base rent or percentage rent. Base rent is currently $1.7 million per year. Base rent resets every five years over the remaining term of the lease based on the level of inflation, as defined in the agreement, over the preceding five years, but in no event resulting in an increase of more than 125% of the base rent in effect immediately prior to the reset year (nor subject to any decrease). The next base rent reset year is 2019. In January 2034, base rent will reset to 10% of the fair market value of the underlying land as determined by a valuation performed by an independent third party, if such reset results in an increase over the base rent in effect immediately prior to the reset year. Annual percentage rent is calculated based on various percentages of the hotel’s various sources of revenue, including room and food and beverage, earned during the period.
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

11. Subsequent Event
On April 21, 2017, the Trust closed on a five-year, $225.0 million unsecured term loan with a syndicate of banks. The term loan provides for the possibility of future increases, up to a maximum amount borrowed of $375.0 million, in accordance with the terms of the term loan agreement. The loan bears interest equal to LIBOR, plus 1.45% - 2.20% (the spread over LIBOR based on the Trust’s consolidated leverage ratio). Contemporaneous with the closing of the unsecured term loan, the Trust entered into an interest rate swap to fix LIBOR at 1.86% for the five-year term. As of April 25, 2017, the effective interest rate on the unsecured term loan was 3.31%. Proceeds from the term loan were used to repay outstanding borrowings under the revolving credit facility. The term loan agreement contains the same financial covenants as those contained in the Trust's revolving credit facility.

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
These risks and uncertainties, together with the information contained in our Form 10-K for the year ended December 31, 2016 under the caption “Risk Factors,” should be considered in evaluating any forward-looking statement contained in this report or incorporated by reference herein. All forward-looking statements speak only as of the date of this report. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are qualified by the cautionary statements in this section. We undertake no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report, except as required by law.

Overview
The Trust was organized as a self-advised REIT in the state of Maryland in June 2009, with a focus on investments primarily in upper-upscale hotels in major business and convention markets and, on a selective basis, premium select-service hotels in urban settings or unique locations in the U.S. We completed our IPO in January 2010 and own the following 22 hotels as of the date of this filing:

Hotel		Location	Rooms	Acquisition Date
1	Hyatt Regency Boston	Boston, MA	502	March 18, 2010
2	Hilton Checkers Los Angeles	Los Angeles, CA	193	June 1, 2010
3	Boston Marriott Newton	Newton, MA	430	July 30, 2010
4	Le Meridien San Francisco	San Francisco, CA	360	December 15, 2010
5	Homewood Suites Seattle Convention Center	Seattle, WA	195	May 2, 2011
6	W Chicago – City Center	Chicago, IL	403	May 10, 2011
7	Hotel Indigo San Diego Gaslamp Quarter	San Diego, CA	210	June 17, 2011
8	Courtyard Washington Capitol Hill/Navy Yard	Washington, DC	204	June 30, 2011
9	Hotel Adagio San Francisco, Autograph Collection	San Francisco, CA	171	July 8, 2011
10	Denver Marriott City Center	Denver, CO	613	October 3, 2011
11	Hyatt Herald Square New York	New York, NY	122	December 22, 2011
12	W Chicago – Lakeshore	Chicago, IL	520	August 21, 2012
13	Hyatt Regency Mission Bay Spa and Marina	San Diego, CA	429	September 7, 2012
14	The Hotel Minneapolis, Autograph Collection	Minneapolis, MN	222	October 30, 2012
15	Hyatt Place New York Midtown South	New York, NY	185	March 14, 2013
16	W New Orleans – French Quarter	New Orleans, LA	97	March 28, 2013
17	Le Meridien New Orleans	New Orleans, LA	410	April 25, 2013
18	Hyatt Centric Fisherman’s Wharf	San Francisco, CA	316	May 31, 2013
19	Hyatt Centric Santa Barbara	Santa Barbara, CA	200	June 27, 2013
20	JW Marriott San Francisco Union Square	San Francisco, CA	337	October 1, 2014
21	Royal Palm South Beach Miami, a Tribute Portfolio Resort	Miami Beach, FL	393	March 9, 2015
22	Ace Hotel and Theater Downtown Los Angeles	Los Angeles, CA	182	April 30, 2015
			6,694

Hotel Operating Metrics
We believe that the results of operations of our hotels are best explained by five key performance indicators: occupancy, average daily rate (“ADR”), room revenue per available room (“RevPAR”), Adjusted Hotel EBITDA, and Adjusted Hotel EBITDA Margin. See the “Non-GAAP Financial Measures” section for additional information on Adjusted Hotel EBITDA and Adjusted Hotel EBITDA Margin.
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

Executive Summary
Our 22-hotel portfolio had a RevPAR decline of 3.6% during the first quarter of 2017 as compared to the first quarter of 2016, driven by a decrease in occupancy of 2.3 percentage points and a decrease in ADR of 0.7%. Our hotel portfolio underperformed the U.S. industry average RevPAR growth of 3.4%, as reported by STR, Inc. The underperformance was primarily a result of (1) several of our hotels undergoing guestroom renovations during the first quarter of 2017 which resulted in rooms out of service and thereby led to a decrease in occupancy at those hotels and (2) continued pricing pressure from corporate transient customers across our portfolio. Given the decline in RevPAR, our hotel portfolio also experienced a decrease in Adjusted Hotel EBITDA and Adjusted Hotel EBITDA Margin during the first quarter of 2017 as compared to the first quarter of 2016. We continue to aggressively asset manage our hotels, including working closely with our hotel operators to implement cost containment and cost reduction measures in order to mitigate the current challenging environment.
We expect the underperformance of our 22-hotel portfolio relative to the U.S. lodging industry to persist through the remainder of the year as a result of the expected negative impact on lodging demand in San Francisco (where approximately 18% of our hotel rooms are located) resulting from the temporary closure and expansion of the Moscone Center as well the expected negative impact on occupancy at four of our hotels which are or will be undergoing guestroom renovations during the year. Although we expect these headwinds to continue in the near term, we remain committed to maximizing cash flows at our hotels by driving optimum results and increasing operational efficiencies. Furthermore, we will continue to invest in our hotel portfolio to maintain its physical quality and positioning as well as pursue value-added projects. We believe our hotel portfolio, which is concentrated in the central business districts of top U.S. lodging markets, remains well positioned for future performance and long-term real estate value appreciation.
Results of Operations
Comparison of three months ended March 31, 2017 and 2016
Results of operations for the three months ended March 31, 2017 and 2016 include the operating activity of all 22 hotels owned as of March 31, 2017 for the full periods.
Revenues—Total revenue for the three months ended March 31, 2017 and 2016 was $134.9 million and $140.6 million, respectively, a decrease of $5.7 million. We experienced decreases in total revenue from our hotels located in Miami, Los Angeles, San Francisco, New Orleans, Boston, Chicago, and Minneapolis, primarily as a result of a decrease in demand from transient customers during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The Boston Marriott Newton, the Denver Marriott City Center, and the Hyatt Regency Mission Bay Spa and Marina also experienced significant decreases in total revenue due to the fact that the hotels were undergoing guestroom renovations during the three months ended March 31, 2017. The aforementioned decreases in total revenue were offset partially by increases in total revenue from our hotels located in Washington, DC, Seattle, San Diego, and New York.
Hotel operating expenses—Hotel operating expenses, excluding depreciation and amortization, for the three months ended March 31, 2017 and 2016 was $98.7 million and $100.4 million, respectively. The decrease in total hotel operating expenses of $1.7 million was primarily a result of the decrease in corresponding total revenue. Specifically driving the decrease in total hotel operating expenses were decreases in rooms expense, food and beverage expense and the following indirect hotel operating expenses: general and administrative, repairs and maintenance, utilities, franchise fees and base and incentive management fees. Credit card commissions (included within general and administrative), franchise fees, and base management fees are all variable hotel operating expenses calculated as a percentage of revenue, and therefore, decreased commensurately with the decrease in total revenue. Incentive management fees is a variable hotel operating expense directly associated with levels of profitability, and therefore, decreased commensurately with the decrease in profitability associated with the decrease in total revenue. The decreases in the aforementioned expenses were partially offset by increases in the following indirect hotel operating expenses: sales and marketing and property taxes. The increase in property taxes is primarily related to a reassessment during the three months ended March 31, 2017 of the real property value of our JW Marriott San Francisco Union Square as a result of our acquisition of the hotel in October 2014.
Depreciation and amortization—Depreciation and amortization expense for the three months ended March 31, 2017 and 2016 was $18.8 million and $18.5 million, respectively. The increase in depreciation and amortization expense was primarily attributable to routine capital expenditures made since March 31, 2016.
Air rights contract amortization—Air rights contract amortization expense associated with the Hyatt Regency Boston for each of the three months ended March 31, 2017 and 2016 was $0.1 million.
Corporate general and administrative—Corporate general and administrative expense for the three months ended March 31, 2017 and 2016 was $4.9 million and $5.3 million, respectively. Included in corporate general and administrative expense for the three months ended March 31, 2017 and 2016 was $2.0 million and $2.4 million, respectively, of non-cash share-based compensation expense. The decrease in non-cash share-based compensation expense related to a decrease in the number of annual tranches of restricted common shares previously granted to employees being amortized during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.
Interest expense—Interest expense for the three months ended March 31, 2017 and 2016 was $7.8 million and $8.2 million, respectively. The decrease is primarily related to (1) the decrease in long-term debt outstanding as compared to the three months ended March 31, 2016 and (2) interest rate savings related to the prepayment of the Hyatt Regency Boston mortgage loan in April 2016 and the Courtyard Washington Capitol Hill/Navy Yard mortgage loan in August 2016.

Income tax benefit—Income tax benefit for the three months ended March 31, 2017 and 2016 was $3.5 million and $2.0 million, respectively. Income tax benefit is directly related to taxable losses generated by our TRSs during the period.
Hotel operating results
Included in the following table are comparisons of occupancy, ADR, RevPAR, Adjusted Hotel EBITDA, and Adjusted Hotel EBITDA Margin for the 22-hotel portfolio for the three months ended March 31, 2017 and 2016 (in thousands, except for ADR and RevPAR):

	Three Months Ended March 31,
	2017	2016	Change
Occupancy	76.5%	78.8%	(230) bps
ADR	$214.69	$216.28	(0.7)%
RevPAR	$164.16	$170.35	(3.6)%

Adjusted Hotel EBITDA	$35,987	$40,051	(10.1)%
Adjusted Hotel EBITDA Margin	26.7%	28.5%	(180) bps
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

The following table reconciles net income to Hotel EBITDA, Adjusted Hotel EBITDA, and Adjusted Hotel EBITDA Margin for the 22-hotel portfolio for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Net income	$8,019	$10,070
Add: Interest expense	7,798	8,210
Depreciation and amortization	18,787	18,484
Air rights contract amortization	130	130
Corporate general and administrative	4,935	5,266
Less: Income tax benefit	(3,527)	(1,954)
Hotel EBITDA	36,142	40,206
Less: Non-cash amortization(1)	(155)	(155)
Adjusted Hotel EBITDA	$35,987	$40,051

Total revenue	$134,874	$140,611

Adjusted Hotel EBITDA Margin	26.7%	28.5%

(1)	Reflects non-cash amortization of ground lease asset, deferred franchise costs, deferred key money, and unfavorable contract liability.
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
The following table reconciles net income to Corporate EBITDA and Adjusted Corporate EBITDA for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Net income	$8,019	$10,070
Add: Interest expense	7,798	8,210
Depreciation and amortization	18,787	18,484
Less: Income tax benefit	(3,527)	(1,954)
Corporate EBITDA	31,077	34,810
Less: Non-cash amortization(1)	(25)	(25)
Adjusted Corporate EBITDA	$31,052	$34,785

(1)	Reflects non-cash amortization of ground lease asset, deferred franchise costs, deferred key money, unfavorable contract liability, and air rights contract.
FFO—We calculate FFO in accordance with standards established by the National Association of Real Estate Investment Trusts (“NAREIT”), which defines FFO as net income (calculated in accordance with GAAP), excluding depreciation and amortization, impairment charges of depreciable real estate, gains (losses) from sales of real estate, the cumulative effect of changes in accounting principles, and adjustments for unconsolidated partnerships and joint ventures. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, most industry investors consider presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. By excluding the effect of depreciation and amortization and gains (losses) from sales of real estate, both of which are based on historical cost accounting and which may be of lesser significance in evaluating current performance, we believe that FFO provides investors a useful financial measure to evaluate our operating performance.

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
The following table reconciles net income to FFO, FFO available to common shareholders, and AFFO available to common shareholders for the three months ended March 31, 2017 and 2016 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2017	2016
Net income	$8,019	$10,070
Add: Depreciation and amortization	18,787	18,484
FFO	26,806	28,554
Less: Preferred share dividends	(2,422)	(2,422)
Dividends declared on unvested time-based awards	(124)	(144)
Undistributed earnings allocated to unvested time-based awards	—	—
FFO available to common shareholders	24,260	25,988
Less: Non-cash amortization(1)	(25)	(25)
AFFO available to common shareholders	$24,235	$25,963

FFO available per common share—basic and diluted	$0.41	$0.44

AFFO available per common share—basic and diluted	$0.41	$0.44

(1)	Reflects non-cash amortization of ground lease asset, deferred franchise costs, deferred key money, unfavorable contract liability, and air rights contract.
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

Sources and Uses of Cash
For the three months ended March 31, 2017, net cash flows from operating activities were $23.7 million; net cash flows used in investing activities were $14.4 million, including $16.4 million for improvements and additions to our hotels, offset by a decrease in restricted cash of $2.0 million; and net cash flows used in financing activities were $11.4 million, including $128.2 million in scheduled principal payments on mortgage debt and $27.1 million in dividend payments to common and preferred shareholders, offset by net borrowings of $145.0 million under our revolving credit facility. As of March 31, 2017, we had cash and cash equivalents of $41.0 million.
Liquidity and Capital Resources
We expect our primary source of cash to meet operating requirements, including payment of dividends in accordance with the REIT requirements of the U.S. federal income tax laws, payment of interest on any borrowings and funding of any capital expenditures, will be from our hotels’ results of operations and existing cash and cash equivalent balances. We currently expect that our operating cash flows will be sufficient to fund our continuing operations. We also expect to use existing restricted cash balances and borrowings under our revolving credit facility to partially fund any capital expenditures. We intend to incur indebtedness to supplement our investment capital and to maintain flexibility to respond to industry conditions and opportunities. We are targeting an overall debt level not to exceed 40% of the aggregate value of all of our hotels, as calculated in accordance with our revolving credit facility; as of March 31, 2017, our overall debt level was 33.3% under this calculation.
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
On April 21, 2017, we closed on a five-year, $225.0 million unsecured term loan with a syndicate of banks. The term loan provides for the possibility of future increases, up to a maximum amount borrowed of $375.0 million, in accordance with the terms of the term loan agreement. The loan bears interest equal to LIBOR, plus 1.45% - 2.20% (the spread over LIBOR based on our consolidated leverage ratio). Contemporaneous with the closing of the unsecured term loan, we entered into an interest rate swap to fix LIBOR at 1.86% for the five-year term. As of the date of this filing, the effective interest rate on the unsecured term loan was 3.31%. We used proceeds from the unsecured term loan to repay outstanding borrowings under our revolving credit facility.
As of the date of this filing, we have approximately $39.0 million of cash and cash equivalents, approximately $34.0 million of restricted cash, and total borrowing availability of $300.0 million under our revolving credit facility, of which we have no borrowings outstanding. See Note 5, “Long-Term Debt,” to our interim consolidated financial statements for additional information relating to our revolving credit facility and other long-term debt.

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
From time to time, certain of our hotels may be undergoing renovations as a result of our decision to upgrade portions of the hotels, such as guestrooms, meeting space, and/or restaurants, in order to better compete with other hotels in our markets. As of March 31, 2017, none of our hotels were undergoing comprehensive renovations. In addition, often after we acquire a hotel, we are required to complete a PIP in order to bring the hotel up to the respective franchisor’s standards. If permitted by the terms of the management agreement, funding for a renovation will first come from the FF&E reserve. To the extent that the FF&E reserve is not adequate to cover the cost of the renovation, we will fund the remaining portion of the renovation with cash and cash equivalents or available borrowings under our revolving credit facility.

Contractual Obligations
The following table sets forth our contractual obligations as of March 31, 2017, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands). There were no other material off-balance sheet arrangements at March 31, 2017.

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Revolving credit facility, including interest(1)	$215,586	$5,264	$210,322	$—	$—
Mortgage loans, including interest	694,508	35,772	70,805	179,306	408,625
Corporate office leases	1,600	308	589	622	81
Ground leases(2)	208,563	4,101	8,201	8,204	188,057
	$1,120,257	$45,445	$289,917	$188,132	$596,763

(1)
Assumes no additional borrowings and interest payments are based on the interest rate in effect at March 31, 2017. Also assumes that no extension options are exercised. On April 21, 2017, the Trust repaid the outstanding balance under the revolving credit facility with proceeds from closing on the unsecured term loan. See Note 5, “Long-Term Debt,” and Note 11, “Subsequent Event,” to our interim consolidated financial statements for additional information relating to our revolving credit facility and the unsecured term loan, respectively.

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
Critical Accounting Policies
Our interim consolidated financial statements have been prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our interim consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances. All of our critical accounting policies are disclosed in our Form 10-K for the year ended December 31, 2016.
Recent Accounting Pronouncements
See Note 2, “Summary of Significant Accounting Policies,” to our interim consolidated financial statements for additional information relating to recent accounting pronouncements, if any.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We earn interest income primarily from cash and cash equivalent balances. Based on our cash and cash equivalents as of March 31, 2017, if interest rates increase or decrease by 1.00%, our interest income will increase or decrease by approximately $0.4 million annually.
Amounts borrowed under our revolving credit facility currently bear interest at variable rates based on LIBOR plus 1.55% - 2.30% (the spread over LIBOR based on our consolidated leverage ratio). If prevailing LIBOR on any outstanding borrowings under our revolving credit facility were to increase or decrease by 1.00%, the increase or decrease in interest expense on our debt would increase or decrease future earnings and cash flows by approximately $2.1 million annually, assuming that the amount outstanding under our revolving credit facility was to remain at $205.0 million, the balance at March 31, 2017.

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
There have been no material changes from the risk factors disclosed under the caption “Risk Factors” in the Trust’s Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about our purchase of our common shares during the three months ended March 31, 2017 (in thousands, except share and per share data):

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1, 2017 – January 31, 2017	39,562	$26.35	—	$100,000
February 1, 2017 – February 28, 2017	—	$—	—	$100,000
March 1, 2017 – March 31, 2017	404	$24.10	—	$100,000
	39,966	$26.32	—

(1)
We provide employees, who have been issued restricted common shares, the option of selling shares to us to satisfy the minimum statutory tax withholding requirements on the date their shares vest. The common shares repurchased during the three months ended March 31, 2017 related to such repurchases.

(2)
On September 29, 2015, our board of trustees authorized a share repurchase program pursuant to which we may acquire up to $100.0 million of our common shares. The repurchase program expires in September 2018, but may be suspended or discontinued at any time, and does not obligate us to acquire any particular amount of our shares. As of March 31, 2017, we have not repurchased any common shares under the share repurchase program.

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

CHESAPEAKE LODGING TRUST

Date:	April 25, 2017	By:	/S/ DOUGLAS W. VICARI
Douglas W. Vicari
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ GRAHAM J. WOOTTEN
Graham J. Wootten
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)