Form 10-Q
period 2017-06-30
Chesapeake Lodging Trust
filed 2017-08-02
CIK 1473078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________
FORM 10-Q
________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
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
As of July 28, 2017, there were 60,114,283 shares of the registrant’s common shares issued and outstanding.

CHESAPEAKE LODGING TRUST

PART I

Item 1.	Financial Statements

CHESAPEAKE LODGING TRUST
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Property and equipment, net	$1,875,055	$1,882,869
Intangible assets, net	35,546	35,835
Cash and cash equivalents	59,940	43,060
Restricted cash	31,227	36,128
Accounts receivable, net of allowance for doubtful accounts of $161 and $157, respectively	25,820	19,966
Prepaid expenses and other assets	21,666	17,516
Total assets	$2,049,254	$2,035,374

LIABILITIES AND SHAREHOLDERS’ EQUITY
Long-term debt	$770,094	$737,310
Accounts payable and accrued expenses	66,238	64,581
Other liabilities	44,807	44,808
Total liabilities	881,139	846,699
Commitments and contingencies (Note 11)
Preferred shares, $.01 par value; 100,000,000 shares authorized; Series A Cumulative Redeemable Preferred Shares; 5,000,000 shares issued and outstanding, respectively ($127,422 liquidation preference)	50	50
Common shares, $.01 par value; 400,000,000 shares authorized; 60,114,283 and 59,671,964 shares issued and outstanding, respectively	601	597
Additional paid-in capital	1,307,141	1,304,364
Cumulative dividends in excess of net income	(139,545)	(116,297)
Accumulated other comprehensive loss	(132)	(39)
Total shareholders’ equity	1,168,115	1,188,675
Total liabilities and shareholders’ equity	$2,049,254	$2,035,374
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
REVENUE
Rooms	$122,268	$126,967	$221,169	$230,739
Food and beverage	33,136	35,664	62,448	66,219
Other	7,057	6,800	13,718	13,084
Total revenue	162,461	169,431	297,335	310,042
EXPENSES
Hotel operating expenses:
Rooms	27,368	27,876	52,690	53,377
Food and beverage	23,149	24,111	45,388	46,877
Other direct	1,300	1,589	2,656	3,147
Indirect	53,532	53,103	103,347	103,683
Total hotel operating expenses	105,349	106,679	204,081	207,084
Depreciation and amortization	19,096	18,610	37,883	37,094
Air rights contract amortization	130	130	260	260
Corporate general and administrative	4,647	4,734	9,582	10,000
Total operating expenses	129,222	130,153	251,806	254,438

Operating income	33,239	39,278	45,529	55,604
Interest expense	(8,171)	(7,560)	(15,969)	(15,770)
Gain on sale of hotel	—	598	—	598
Income before income taxes	25,068	32,316	29,560	40,432
Income tax benefit (expense)	(3,407)	(3,774)	120	(1,820)
Net income	21,661	28,542	29,680	38,612
Preferred share dividends	(2,422)	(2,422)	(4,844)	(4,844)
Net income available to common shareholders	$19,239	$26,120	$24,836	$33,768

Net income available per common share—basic and diluted	$0.32	$0.44	$0.42	$0.57
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$21,661	$28,542	$29,680	$38,612
Other comprehensive income (loss):
Unrealized losses on cash flow hedge instruments	(507)	(116)	(507)	(434)
Reclassification of unrealized losses on cash flow hedge instruments to interest expense	375	157	414	320
Comprehensive income	$21,529	$28,583	$29,587	$38,498
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Preferred Shares		Common Shares		Additional Paid-In Capital	Cumulative Dividends in Excess of Net Income	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount				Total
Balances at December 31, 2016	5,000,000	$50	59,671,964	$597	$1,304,364	$(116,297)	$(39)	$1,188,675
Repurchase of common shares	—	—	(40,504)	—	(1,065)	—	—	(1,065)
Issuance of restricted common shares	—	—	481,068	4	(4)	—	—	—
Issuance of unrestricted common shares	—	—	1,755	—	42	—	—	42
Amortization of deferred compensation	—	—	—	—	3,804	—	—	3,804
Declaration of dividends on common shares	—	—	—	—	—	(48,084)	—	(48,084)
Declaration of dividends on preferred shares	—	—	—	—	—	(4,844)	—	(4,844)
Net income	—	—	—	—	—	29,680	—	29,680
Other comprehensive loss	—	—	—	—	—	—	(93)	(93)
Balances at June 30, 2017	5,000,000	$50	60,114,283	$601	$1,307,141	$(139,545)	$(132)	$1,168,115
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$29,680	$38,612
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,883	37,094
Air rights contract amortization	260	260
Deferred financing costs amortization	815	936
Gain on sale of hotel	—	(598)
Share-based compensation	3,846	4,764
Other	(310)	(442)
Changes in assets and liabilities:
Accounts receivable, net	(5,854)	(9,704)
Prepaid expenses and other assets	(4,177)	(3,126)
Accounts payable and accrued expenses	975	4,407
Other liabilities	169	(22)
Net cash provided by operating activities	63,287	72,181
Cash flows from investing activities:
Disposition of hotel	—	2,028
Improvements and additions to hotels	(28,941)	(9,217)
Change in restricted cash	4,901	(3,870)
Net cash used in investing activities	(24,040)	(11,059)
Cash flows from financing activities:
Borrowings under revolving credit facility	175,000	130,000
Repayments under revolving credit facility	(235,000)	(190,000)
Proceeds from issuance of unsecured term loan	225,000	—
Proceeds from issuance of mortgage debt	—	150,000
Principal prepayments on mortgage debt	—	(88,190)
Scheduled principal payments on mortgage debt	(131,282)	(4,877)
Payment of deferred financing costs	(1,749)	(844)
Payment of dividends to common shareholders	(48,427)	(47,205)
Payment of dividends to preferred shareholders	(4,844)	(4,844)
Repurchase of common shares	(1,065)	(194)
Net cash used in financing activities	(22,367)	(56,154)
Net increase in cash	16,880	4,968
Cash and cash equivalents, beginning of period	43,060	50,544
Cash and cash equivalents, end of period	$59,940	$55,512
Supplemental disclosure of cash flow information:
Cash paid for interest	$14,992	$15,251
Cash paid for income taxes	$1,594	$1,605
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Organization and Description of Business
Chesapeake Lodging Trust (the “Trust”) is a self-advised real estate investment trust (“REIT”) that was organized in the state of Maryland in June 2009. The Trust is focused on investments primarily in upper-upscale hotels in major business and convention markets and, on a selective basis, premium select-service hotels in urban settings or unique locations in the United States of America (“U.S.”). The Trust completed its initial public offering (“IPO”) in January 2010. The Trust owned no hotels nor had any operations prior to its IPO. As of June 30, 2017, the Trust owned 22 hotels with an aggregate of 6,694 rooms in nine states and the District of Columbia.
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

The Trust reviews its hotels for impairment whenever events or changes in circumstances indicate that the carrying values of the hotels may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the hotels due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel’s estimated fair market value is recorded and an impairment loss is recognized. No impairment losses have been recognized related to any hotels for the three and six months ended June 30, 2017 and 2016.
The Trust classifies a hotel as held for sale in the period in which it has made the decision to dispose of the hotel, a binding agreement to purchase the hotel has been signed under which the buyer has committed a significant amount of nonrefundable cash, and no significant financing contingencies exist which could cause the transaction not to be completed in a timely manner. If these criteria are met, depreciation and amortization of the hotel will cease and an impairment loss will be recognized if the fair value of the hotel, less the costs to sell, is lower than the carrying amount of the hotel. If the sale represents a strategic shift that has (or will have) a major effect on the Trust’s operations and financial results, the Trust will classify the loss, together with the related operating results, as discontinued operations in the consolidated statements of operations and will classify the related assets and liabilities as held for sale in the consolidated balance sheets. As of June 30, 2017, the Trust had no assets held for sale or liabilities related to assets held for sale.
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
Recent Accounting Pronouncements—In May 2014, the Financial Accounting Standards Board (the “FASB”) issued updated accounting guidance for recognition of revenue from contracts with customers. The comprehensive new accounting guidance will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. In July 2015, the FASB delayed the effective date of the new accounting guidance to be for interim and annual periods beginning on or after December 15, 2017. The new accounting guidance is to be applied on a retrospective or a modified retrospective basis. The Trust will adopt the new accounting guidance on January 1, 2018, but has not yet determined the method of adoption. While the Trust has not completed its assessment of this updated accounting guidance, it does not expect the updated accounting guidance to materially affect the amount or timing of revenue recognition for room sales, food and beverage sales, or other hotel departmental revenues. Furthermore, the Trust does not expect the updated accounting guidance to significantly impact the recognition of or accounting for disposition of hotels, since the Trust primarily disposes of hotels to third parties in exchange for cash with few contingencies.

3. Disposition
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

4. Property and Equipment
Property and equipment as of June 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Land and land improvements	$319,081	$319,039
Buildings and leasehold improvements	1,649,048	1,634,432
Furniture, fixtures and equipment	208,663	197,815
Construction-in-progress	25,336	21,399
	2,202,128	2,172,685
Less: accumulated depreciation and amortization	(327,073)	(289,816)
Property and equipment, net	$1,875,055	$1,882,869

5. Intangible Assets and Liability
Intangible assets and liability as of June 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Intangible assets:
Air rights contract(1)	$36,105	$36,105
Favorable ground leases(2)	3,568	3,568
	39,673	39,673
Less: accumulated amortization	(4,127)	(3,838)
Intangible assets, net	$35,546	$35,835

Intangible liability:
Unfavorable contract liability(2)	$14,236	$14,236
Less: accumulated amortization	(2,258)	(2,061)
Intangible liability, net (included within other liabilities)	$11,978	$12,175

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

6. Long-Term Debt
Long-term debt as of June 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	Origination	Original Principal Amount		Interest Rate	Principal Amortization Period	June 30,	December 31,
			Maturity			2017	2016
Unsecured:
Revolving credit facility(1)	July 2010	n/a	March 2019	Floating	n/a	$—	$60,000
Term loan(2)	April 2017	$225,000	April 2022	Floating	n/a	225,000	—
Secured:
Royal Palm South Beach Miami, a Tribute Portfolio Resort(3)	March 2015	$125,000	March 2017	Floating	n/a	—	125,000
Boston Marriott Newton	May 2013	$60,000	June 2020	3.63%	25	53,783	54,614
Le Meridien San Francisco	July 2013	$92,500	August 2020	3.50%	25	83,183	84,476
Denver Marriott City Center(4)	July 2012	$70,000	August 2022	4.90%	30	64,406	65,048
Hilton Checkers Los Angeles	February 2013	$32,000	March 2023	4.11%	30	29,573	29,884
W Chicago – City Center	July 2013	$93,000	August 2023	4.25%	25	84,528	85,720
Hyatt Herald Square New York/Hyatt Place New York Midtown South	July 2014	$90,000	July 2024	4.30%	30	88,679	89,414
Hyatt Regency Boston	June 2016	$150,000	July 2026	4.25%	30	147,471	148,749
						776,623	742,905
Unamortized deferred financing costs						(6,529)	(5,595)
Long-term debt						$770,094	$737,310

(1)
The Trust may exercise an option to extend the maturity by one year, subject to certain customary conditions. As of June 30, 2017, the interest rate in effect was 2.78%. See below for additional information related to the revolving credit facility.

(2)
The term loan bears interest equal to LIBOR plus 1.45% - 2.20% (the spread over LIBOR based on the Trust’s consolidated leverage ratio). Contemporaneous with the closing of the term loan, the Trust entered into an interest rate swap to fix LIBOR at 1.86% for the five-year term (as of June 30, 2017, the effective interest rate on the unsecured term loan was 3.31%). Under the terms of this interest rate swap, the Trust pays fixed interest of 1.86% per annum on a notional amount of $225.0 million and receives floating rate interest equal to one-month LIBOR. The effective date of this interest rate swap was April 21, 2017 and it will mature on April 21, 2022.

(3)
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

Unsecured revolving credit facility and term loan
On March 4, 2015, the Trust entered into an amended credit agreement to (1) convert its revolving credit facility from a secured to an unsecured revolving credit facility, (2) increase the maximum borrowing availability under the revolving credit facility from $250.0 million to $300.0 million, (3) lower the interest rate to LIBOR plus 1.55% - 2.30% (the spread over LIBOR continues to be based on the Trust’s consolidated leverage ratio), and (4) extend the maturity date to March 2019. The amended credit agreement provides for the possibility of further future increases, up to a maximum of $450.0 million, in accordance with the terms of the amended credit agreement. The amended credit agreement also provides for an extension of the maturity date by one year, subject to satisfaction of certain customary conditions.
On April 21, 2017, the Trust obtained a $225.0 million, five-year, unsecured term loan. The term loan provides for the possibility of future increases, up to a maximum amount borrowed of $375.0 million, in accordance with the terms of the term loan agreement. In connection with obtaining the unsecured term loan, the Trust further amended certain provisions of its amended credit agreement to make conforming changes to the term loan agreement.
The amount that the Trust can borrow in the aggregate under the revolving credit facility and the term loan is based on the value of the Trust’s hotels included in the borrowing base, as defined in the amended credit agreement and the term loan agreement. As of June 30, 2017, the borrowing base included 13 of the Trust’s hotels providing borrowing availability of $300.0 million under the revolving credit facility, all of which remained available. The amended credit agreement and the term loan agreement contain financial covenants, including a leverage ratio and a minimum tangible net worth requirement, and has additional financial covenants typically found in similar unsecured revolving credit facilities and term loans, including a consolidated secured debt ratio, an unsecured leverage ratio and an unsecured debt service coverage ratio.
Other
Certain of the Trust’s mortgage loan agreements contain standard financial covenants relating to coverage ratios and standard provisions that require loan servicers to maintain escrow accounts for certain items, including real estate taxes, insurance premiums, and normal replacements of FF&E.
As of June 30, 2017, the Trust was in compliance with all financial covenants under its borrowing arrangements. As of June 30, 2017, the Trust’s weighted-average interest rate on its long-term debt was 3.91%. Future scheduled principal payments of debt obligations (assuming no exercise of extension options) as of June 30, 2017 are as follows (in thousands):

Year	Amounts
2017	$6,155
2018	13,179
2019	13,732
2020	135,316
2021	10,233
Thereafter	598,008
$776,623

7. Earnings Per Share
The following is a reconciliation of the amounts used in calculating basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net income available to common shareholders	$19,239	$26,120	$24,836	$33,768
Less: Dividends declared on unvested time-based awards	(123)	(146)	(247)	(289)
Less: Undistributed earnings allocated to unvested time-based awards	—	(15)	—	—
Net income available to common shareholders, excluding amounts attributable to unvested time-based awards	$19,116	$25,959	$24,589	$33,479

Denominator:
Weighted-average number of common shares outstanding–basic	59,033,952	58,722,104	59,014,876	58,701,815
Effect of dilutive unvested performance-based awards	—	141,946	—	134,931
Weighted-average number of common shares outstanding–diluted	59,033,952	58,864,050	59,014,876	58,836,746

Net income available per common share—basic and diluted	$0.32	$0.44	$0.42	$0.57
For the three and six months ended June 30, 2017 and 2016, 761,934 unvested performance-based awards and 829,025 unvested performance-based awards, respectively, were excluded from diluted weighted-average common shares outstanding as the awards had not achieved the specific levels of relative total shareholder return required for vesting at each period end.

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

On September 6, 2013, the Trust entered into sales agreements with two sales agents, pursuant to which the Trust may issue and sell up to $100.0 million in the aggregate of its common shares through a continuous at-the-market offering or other methods (the “ATM program”). The Trust did not sell any common shares under the ATM program during the six months ended June 30, 2017. As of June 30, 2017, $76.0 million of common shares remained available for issuance under the ATM program.
On September 29, 2015, the Trust’s board of trustees authorized a share repurchase program pursuant to which the Trust may acquire up to $100.0 million of its common shares. The repurchase program authorizes the Trust to repurchase its common shares from time to time through open market purchases, negotiated transactions or other means, in accordance with applicable securities laws and other restrictions. The repurchase program expires in September 2018, but may be suspended or discontinued at any time, and does not obligate the Trust to acquire any particular amount of its shares. As of June 30, 2017, $100.0 million remained available for the repurchase of common shares.
For the six months ended June 30, 2017, the Trust issued 1,755 unrestricted common shares and 481,068 restricted common shares to its trustees and employees. For the six months ended June 30, 2017, the Trust repurchased 40,504 common shares from employees to satisfy the minimum statutory tax withholding requirements related to the vesting of their previously granted restricted common shares. As of June 30, 2017, the Trust had 60,114,283 common shares outstanding.
For the six months ended June 30, 2017, the Trust paid or its board of trustees declared the following dividends per common share:

	Record Date	Payment Date	Dividend Per Common Share
Fourth Quarter 2016	December 30, 2016	January 13, 2017	$0.40
First Quarter 2017	March 31, 2017	April 14, 2017	$0.40
Second Quarter 2017	June 30, 2017	July 14, 2017	$0.40
Preferred Shares—The Trust is authorized to issue up to 100,000,000 preferred shares, $.01 par value per share. The Trust’s board of trustees is required to set for each class or series of preferred shares the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption. As of June 30, 2017, the Trust had 5,000,000 shares of its 7.75% Series A Cumulative Redeemable Preferred Shares outstanding.
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
For the six months ended June 30, 2017, the Trust paid or its board of trustees declared the following dividends per preferred share:

	Record Date	Payment Date	Dividend Per Series A Cumulative Redeemable Preferred Share
Fourth Quarter 2016	December 30, 2016	January 13, 2017	$0.484375
First Quarter 2017	March 31, 2017	April 14, 2017	$0.484375
Second Quarter 2017	June 30, 2017	July 14, 2017	$0.484375

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
Shares that are issued under the Plan to any person pursuant to an award are counted against the aggregate number of shares available for issuance under the Plan as one share for every one share granted. If any shares covered by an award are not purchased or are forfeited, if an award is settled in cash, or if an award otherwise terminates without delivery of any shares, then the number of common shares counted against the aggregate number of shares available under the Plan with respect to the award will, to the extent of any such forfeiture or termination, again be available for making awards under the Plan. As of

June 30, 2017, subject to increases that may result in the case of any future forfeiture or termination of currently outstanding awards, 656,567 common shares were reserved and available for future issuances under the Plan.
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
For the six months ended June 30, 2017, the Trust granted 481,068 restricted common shares to certain employees and trustees, of which 179,403 shares were time-based awards and 301,665 shares were performance-based awards (the “2017 Performance-Based Awards”). The time-based awards are generally eligible to vest at the annual rate of one-third of the number of restricted shares granted commencing on the first anniversary of their issuance. The 2017 Performance-Based Awards are eligible to vest at December 31, 2019. Dividends on the 2017 Performance-Based Awards accrue, but are not paid unless the related shares vest. The fair value of the 2017 Performance-Based Awards was $9.99 per share and was determined using a Monte Carlo simulation with the following assumptions: volatility of 24.16%; an expected term equal to the requisite service period for the awards; and a risk-free interest rate of 1.57%.
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
As of June 30, 2017, there was approximately $11.0 million of unrecognized share-based compensation expense related to restricted common shares. The unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 2.0 years.
The following is a summary of the Trust’s restricted common share activity for the six months ended June 30, 2017:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Restricted common shares as of December 31, 2016	775,984	$18.71
Granted	481,068	$15.89
Vested	(186,185)	$26.21
Forfeited	—	$—
Restricted common shares as of June 30, 2017	1,070,867	$16.13

10. Fair Value Measurements and Derivative Instrument
The following table sets forth the Trust’s financial assets and liabilities measured at fair value by level within the fair value hierarchy (in thousands). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at June 30, 2017
	Total	Level 1	Level 2	Level 3
Liabilities:
Interest rate swap (included within other liabilities)	$132	$—	$132	$—
	$132	$—	$132	$—
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
The Trust’s financial instruments in addition to those disclosed in the table above include cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, and long-term debt. The carrying values reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses approximate fair value. The Trust estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument using estimated market rates of debt instruments with similar maturities and credit profiles. These inputs are classified as Level 3 within the fair value hierarchy. As of June 30, 2017, the carrying value reported in the consolidated balance sheet for the Trust’s long-term debt approximated its fair value.

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
Franchise Agreements—As of June 30, 2017, 12 of the Trust’s hotels operated pursuant to franchise agreements with hotel brand companies and 10 hotels operated pursuant to management agreements with hotel brand companies that allowed them to operate under their respective brands. Under the 12 franchise agreements, the Trust generally pays a royalty fee ranging from 3% to 6% of room revenues and up to 3% of food and beverage revenues, plus additional fees for marketing, central reservation systems, and other franchisor costs that amount to between 1% and 5% of room revenues.
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

12. Subsequent Event
On July 17, 2017, the Trust redeemed all 5,000,000 shares of its issued and outstanding 7.75% Series A Cumulative Redeemable Preferred Shares at a redemption amount of $25.00 per share, plus accrued and unpaid dividends, with a borrowing under its revolving credit facility.

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
Executive Summary
Our 22-hotel portfolio had a RevPAR decline of 3.7% during the second quarter of 2017 as compared to the second quarter of 2016, driven by a decrease in occupancy of 1.4 percentage points and a decrease in ADR of 2.1%. Our hotel portfolio underperformed the U.S. industry average RevPAR growth of 2.7%, as reported by STR. The underperformance was primarily a result of (1) several of our hotels undergoing guestroom renovations during the second quarter of 2017 which resulted in rooms out of service and thereby led to a decrease in occupancy at those hotels and (2) continued pricing pressure from corporate transient customers across our portfolio. Given the decline in RevPAR, our hotel portfolio also experienced a decrease in Adjusted Hotel EBITDA and Adjusted Hotel EBITDA Margin during the second quarter of 2017 as compared to the second quarter of 2016. We continue to aggressively asset manage our hotels, including working closely with our hotel operators to implement cost containment and cost reduction measures in order to mitigate the current challenging environment.

Our renovations of the Denver Marriott City Center and the Hyatt Regency Mission Bay Spa and Marina were completed during the second quarter of 2017 and our renovation of the Boston Marriott Newton was completed in July 2017. We began our renovation of the JW Marriott San Francisco Union Square in April 2017, however, we have since experienced unforeseen delays and now expect the renovation to be completed by the end of 2017. We expect the underperformance of our 22-hotel portfolio relative to the U.S. lodging industry to persist through the remainder of the year as a result of the expected negative impact on lodging demand in San Francisco (where approximately 18% of our hotel rooms are located) resulting from the temporary closure and expansion of the Moscone Center as well the expected negative impact on occupancy at our JW Marriott San Francisco Union Square. Although we expect these headwinds to continue in the near term, we believe they will provide tailwinds for our hotel portfolio for the coming several years as the renovated hotels will be better positioned in their respective markets with their enhanced product offerings and the expanded Moscone Center will enable San Francisco to attract larger city wide events and groups. We remain committed to maximizing cash flows at our hotels by driving optimum results and increasing operational efficiencies. Furthermore, we will continue to invest in our hotel portfolio to maintain its physical quality and positioning as well as pursue value-added projects. We believe our hotel portfolio, which is concentrated in the central business districts of top U.S. lodging markets, remains well positioned for future performance and long-term real estate value appreciation.
Results of Operations
Comparison of the three months ended June 30, 2017 and 2016
Results of operations for the three months ended June 30, 2017 and 2016 include the operating activity of all 22 hotels owned as of June 30, 2017 for the full periods.
Revenues—Total revenue for the three months ended June 30, 2017 and 2016 was $162.5 million and $169.4 million, respectively, a decrease of $7.0 million. Approximately 50% of the decrease was related to the Boston Marriott Newton and the JW Marriott San Francisco Union Square, both of which were undergoing guestroom renovations during the three months ended June 30, 2017. The remainder of the decrease was related to our hotels located in San Francisco, Miami, Chicago, Minneapolis and New Orleans. Demand from customers at our hotels located in San Francisco was negatively impacted by the temporary closure of the Moscone Center and the resultant decrease in citywide events and demand from customers at our Royal Palm South Beach Miami, a Tribute Portfolio Resort continues to be negatively impacted as a result of the Zika virus. The aforementioned decreases in total revenue were offset partially by increases in total revenue from our hotels located in Seattle, Los Angeles, and San Diego.
Hotel operating expenses—Hotel operating expenses, excluding depreciation and amortization, for the three months ended June 30, 2017 and 2016 was $105.3 million and $106.7 million, respectively. The decrease in total hotel operating expenses of $1.4 million was primarily a result of the decrease in corresponding total revenue. Specifically driving the decrease in total hotel operating expenses were decreases in rooms expense, food and beverage expense, and the following indirect hotel operating expenses: general and administrative, sales and marketing, franchise fees and base and incentive management fees. Credit card commissions (included within general and administrative), franchise fees, and base management fees are all variable hotel operating expenses calculated as a percentage of revenue, and therefore, decreased commensurately with the decrease in total revenue. Incentive management fees is a variable hotel operating expense directly associated with levels of profitability, and therefore, decreased commensurately with the decrease in profitability associated with the decrease in total revenue. The decreases in the aforementioned expenses were partially offset by increases in the following indirect hotel operating expenses: repairs and maintenance, utilities, and property taxes.
Depreciation and amortization—Depreciation and amortization expense for the three months ended June 30, 2017 and 2016 was $19.1 million and $18.6 million, respectively. The increase in depreciation and amortization expense was primarily attributable to routine capital expenditures made since June 30, 2016.
Air rights contract amortization—Air rights contract amortization expense associated with the Hyatt Regency Boston for each of the three months ended June 30, 2017 and 2016 was $0.1 million.
Corporate general and administrative—Corporate general and administrative expense for the three months ended June 30, 2017 and 2016 was $4.6 million and $4.7 million, respectively. Included in corporate general and administrative expense for the three months ended June 30, 2017 and 2016 was $1.9 million and $2.4 million, respectively, of non-cash share-based compensation expense. The decrease in non-cash share-based compensation expense related to a decrease in the number of annual tranches of restricted common shares previously granted to employees being amortized during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. The aforementioned decrease in non-cash share-based compensation expense was partially offset by an increase in accrued incentive compensation for employees.
Interest expense—Interest expense for the three months ended June 30, 2017 and 2016 was $8.2 million and $7.6 million, respectively. The increase in interest expense was primarily related to an increase in the weighted-average interest rate during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. The increase in the weighted-

average interest rate was a result of several longer-term financings entered into during and subsequent to the three months ended June 30, 2016.
Gain on sale of hotel—Gain on sale of hotel for the three months ended June 30, 2016 was $0.6 million and related to the sale of the separate, five-room villa building and related land parcel at the Hyatt Centric Santa Barbara in April 2016.
Income tax expense—Income tax expense for the three months ended June 30, 2017 and 2016 was $3.4 million and $3.8 million, respectively. Income tax expense is directly related to taxable income generated by our TRSs during the period.
Comparison of the six months ended June 30, 2017 and 2016
Results of operations for the six months ended June 30, 2017 and 2016 include the operating activity of all 22 hotels owned as of June 30, 2017 for the full periods.
Revenues—Total revenue for the six months ended June 30, 2017 and 2016 was $297.3 million and $310.0 million, respectively, a decrease of $12.7 million. Approximately 47% of the decrease was related to the Denver Marriott City Center, the Hyatt Regency Mission Bay Spa and Marina, the Boston Marriott Newton and the JW Marriott San Francisco Union Square, all of which were undergoing guestroom renovations during all or a portion of the six months ended June 30, 2017. The remainder of the decrease was related to our hotels located in San Francisco, Miami, Chicago, Minneapolis and New Orleans. Demand from customers at our hotels located in San Francisco was negatively impacted by the temporary closure of the Moscone Center and the resultant decrease in citywide events and demand from customers at our Royal Palm South Beach Miami, a Tribute Portfolio Resort continues to be negatively impacted as a result of the Zika virus. The aforementioned decreases in total revenue were offset partially by increases in total revenue from our hotels located in Seattle, San Diego, and Washington, DC.
Hotel operating expenses—Hotel operating expenses, excluding depreciation and amortization, for the six months ended June 30, 2017 and 2016 was $204.1 million and $207.1 million, respectively. The decrease in total hotel operating expenses of $3.0 million was primarily a result of the decrease in corresponding total revenue. Specifically driving the decrease in total hotel operating expenses were decreases in rooms expense, food and beverage expense, and the following indirect hotel operating expenses: general and administrative, sales and marketing, franchise fees and base and incentive management fees. Credit card commissions (included within general and administrative), franchise fees, and base management fees are all variable hotel operating expenses calculated as a percentage of revenue, and therefore, decreased commensurately with the decrease in total revenue. Incentive management fees is a variable hotel operating expense directly associated with levels of profitability, and therefore, decreased commensurately with the decrease in profitability associated with the decrease in total revenue. The decreases in the aforementioned expenses were partially offset by increases in the following indirect hotel operating expenses: repairs and maintenance, utilities, and property taxes. The increase in property taxes is largely related to a reassessment during the six months ended June 30, 2017 of the real property value of our JW Marriott San Francisco Union Square as a result of our acquisition of the hotel in October 2014.
Depreciation and amortization—Depreciation and amortization expense for the six months ended June 30, 2017 and 2016 was $37.9 million and $37.1 million, respectively. The increase in depreciation and amortization expense was primarily attributable to routine capital expenditures made since June 30, 2016.
Air rights contract amortization—Air rights contract amortization expense associated with the Hyatt Regency Boston for each of the six months ended June 30, 2017 and 2016 was $0.3 million.
Corporate general and administrative—Corporate general and administrative expense for the six months ended June 30, 2017 and 2016 was $9.6 million and $10.0 million, respectively. Included in corporate general and administrative expense for the six months ended June 30, 2017 and 2016 was $3.8 million and $4.8 million, respectively, of non-cash share-based compensation expense. The decrease in non-cash share-based compensation expense related to a decrease in the number of annual tranches of restricted common shares previously granted to employees being amortized during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The aforementioned decrease in non-cash share-based compensation expense was partially offset by an increase in accrued incentive compensation for employees.
Interest expense—Interest expense for the six months ended June 30, 2017 and 2016 was $16.0 million and $15.8 million, respectively.
Gain on sale of hotel—Gain on sale of hotel for the six months ended June 30, 2016 was $0.6 million and related to the sale of the separate, five-room villa building and related land parcel at the Hyatt Centric Santa Barbara in April 2016.
Income tax benefit (expense)—Income tax benefit for the six months ended June 30, 2017 was $0.1 million and income tax expense for the six months ended June 30, 2016 was $1.8 million. Income tax benefit (expense) is directly related to taxable losses (income) generated by our TRSs during the period.

Hotel operating results
Included in the following table are comparisons of occupancy, ADR, RevPAR, Adjusted Hotel EBITDA, and Adjusted Hotel EBITDA Margin for the 22-hotel portfolio for the three and six months ended June 30, 2017 and 2016 (in thousands, except for ADR and RevPAR):

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Occupancy	86.7%	88.1%	(140) bps	81.6%	83.4%	(180) bps
ADR	$231.62	$236.69	(2.1)%	$223.73	$227.05	(1.5)%
RevPAR	$200.72	$208.43	(3.7)%	$182.54	$189.39	(3.6)%

Adjusted Hotel EBITDA	$56,957	$62,597	(9.0)%	$92,944	$102,648	(9.5)%
Adjusted Hotel EBITDA Margin	35.1%	36.9%	(180) bps	31.3%	33.1%	(180) bps
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
The following table reconciles net income to Hotel EBITDA, Adjusted Hotel EBITDA, and Adjusted Hotel EBITDA Margin for the 22-hotel portfolio for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$21,661	$28,542	$29,680	$38,612
Add: Interest expense	8,171	7,560	15,969	15,770
Income tax expense (benefit)	3,407	3,774	(120)	1,820
Depreciation and amortization	19,096	18,610	37,883	37,094
Air rights contract amortization	130	130	260	260
Corporate general and administrative	4,647	4,734	9,582	10,000
Hotel EBITDA	57,112	63,350	93,254	103,556
Less: Non-cash amortization(1)	(155)	(155)	(310)	(310)
Gain of sale of hotel	—	(598)	—	(598)
Adjusted Hotel EBITDA	56,957	62,597	92,944	102,648

Total revenue	$162,461	$169,431	$297,335	$310,042

Adjusted Hotel EBITDA Margin	35.1%	36.9%	31.3%	33.1%

(1)	Reflects non-cash amortization of ground lease asset, deferred franchise costs, deferred key money, and unfavorable contract liability.

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
The following table reconciles net income to Corporate EBITDA and Adjusted Corporate EBITDA for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$21,661	$28,542	$29,680	$38,612
Add: Interest expense	8,171	7,560	15,969	15,770
Income tax expense (benefit)	3,407	3,774	(120)	1,820
Depreciation and amortization	19,096	18,610	37,883	37,094
Corporate EBITDA	52,335	58,486	83,412	93,296
Less: Non-cash amortization(1)	(25)	(25)	(50)	(50)
Gain on sale of hotel	—	(598)	—	(598)
Adjusted Corporate EBITDA	$52,310	$57,863	$83,362	$92,648

(1)	Reflects non-cash amortization of ground lease asset, deferred franchise costs, deferred key money, unfavorable contract liability, and air rights contract.
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
FFO available to common shareholders—We reduce FFO for preferred share dividends, write-off of issuance costs of redeemed preferred shares, and dividends declared on and earnings allocated to unvested time-based awards (consistent with adjustments required by GAAP in reporting net income available to common shareholders and related per share amounts). FFO available to common shareholders provides investors another financial measure to evaluate our operating performance after taking into account the interests of holders of our preferred shares and unvested time-based awards.
AFFO available to common shareholders—We further adjust FFO available to common shareholders for certain additional recurring and non-recurring items that are not in NAREIT’s definition of FFO. Specifically, we adjust for hotel acquisition costs and non-cash amortization of intangible assets and liabilities, including air rights contracts, ground lease assets and unfavorable contract liabilities, deferred franchise costs, and deferred key money, all of which are recurring items, and the write-off of issuance costs of redeemed preferred shares, which is a non-recurring item. We believe that AFFO available to common shareholders provides investors with another financial measure of our operating performance that provides for greater comparability of our core operating results between periods.

The following table reconciles net income to FFO, FFO available to common shareholders, and AFFO available to common shareholders for the three and six months ended June 30, 2017 and 2016 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$21,661	$28,542	$29,680	$38,612
Add: Depreciation and amortization	19,096	18,610	37,883	37,094
Less: Gain on sale of hotel	—	(598)	—	(598)
FFO	40,757	46,554	67,563	75,108
Less: Preferred share dividends	(2,422)	(2,422)	(4,844)	(4,844)
Dividends declared on unvested time-based awards	(123)	(146)	(247)	(289)
Undistributed earnings allocated to unvested time-based awards	—	(15)	—	—
FFO available to common shareholders	38,212	43,971	62,472	69,975
Less: Non-cash amortization(1)	(25)	(25)	(50)	(50)
AFFO available to common shareholders	$38,187	$43,946	$62,422	$69,925

FFO available per common share—basic and diluted	$0.65	$0.75	$1.06	$1.19

AFFO available per common share—basic and diluted	$0.65	$0.75	$1.06	$1.19

(1)	Reflects non-cash amortization of ground lease asset, deferred franchise costs, deferred key money, unfavorable contract liability, and air rights contract.
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

Sources and Uses of Cash
For the six months ended June 30, 2017, net cash flows from operating activities were $63.3 million; net cash flows used in investing activities were $24.0 million, including $28.9 million for improvements and additions to our hotels, offset by a decrease in restricted cash of $4.9 million; and net cash flows used in financing activities were $22.4 million, including $131.3 million in scheduled principal payments on mortgage debt, net repayment of $60.0 million under our revolving credit facility, and $53.3 million in dividend payments to common and preferred shareholders, offset by proceeds of $225.0 million from the issuance of an unsecured term loan. As of June 30, 2017, we had cash and cash equivalents of $59.9 million.
Liquidity and Capital Resources
We expect our primary source of cash to meet operating requirements, including payment of dividends in accordance with the REIT requirements of the U.S. federal income tax laws, payment of interest on any borrowings and funding of any capital expenditures, will be from our hotels’ results of operations and existing cash and cash equivalent balances. We currently expect that our operating cash flows will be sufficient to fund our continuing operations. We also expect to use existing restricted cash balances and borrowings under our revolving credit facility to partially fund any capital expenditures. We intend to incur indebtedness to supplement our investment capital and to maintain flexibility to respond to industry conditions and opportunities. We are targeting an overall debt level of approximately 40% of the aggregate value of all of our hotels, as calculated in accordance with our revolving credit facility; as of June 30, 2017, our overall debt level was 34.6% under this calculation.
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
On July 17, 2017, we redeemed all 5,000,000 shares of our issued and outstanding 7.75% Series A Cumulative Redeemable Preferred Shares at a redemption amount of $25.00 per share, plus accrued and unpaid dividends, with a borrowing under our revolving credit facility.
As of the date of this filing, we have approximately $38 million of cash and cash equivalents, approximately $31 million of restricted cash, and total borrowing availability of $300.0 million under our revolving credit facility, of which $175.0 million remained available. See Note 6, “Long-Term Debt,” to our interim consolidated financial statements for additional information relating to our revolving credit facility and other long-term debt.

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
From time to time, certain of our hotels may be undergoing renovations as a result of our decision to upgrade portions of the hotels, such as guestrooms, meeting space, and/or restaurants, in order to better compete with other hotels in our markets. As of June 30, 2017, none of our hotels were undergoing comprehensive renovations. In addition, often after we acquire a hotel, we are required to complete a PIP in order to bring the hotel up to the respective franchisor’s standards. If permitted by the terms of the management agreement, funding for a renovation will first come from the FF&E reserve. To the extent that the FF&E reserve is not adequate to cover the cost of the renovation, we will fund the remaining portion of the renovation with cash and cash equivalents or available borrowings under our revolving credit facility.

Contractual Obligations
The following table sets forth our contractual obligations as of June 30, 2017, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands). There were no other material off-balance sheet arrangements at June 30, 2017.

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Revolving credit facility, including interest(1)	$—	$—	$—	$—	$—
Term loan, including interest(1)	261,993	7,560	15,141	239,292	—
Secured loans, including interest	685,565	35,772	119,288	128,521	401,984
Corporate office leases	1,540	321	593	626	—
Ground leases(2)	207,539	4,101	8,201	8,207	187,030
	$1,156,637	$47,754	$143,223	$376,646	$589,014

(1)
Assumes no additional borrowings and interest payments are based on the interest rate in effect at June 30, 2017. Also assumes that no extension options, if any, are exercised. See Note 6, “Long-Term Debt,” to our interim consolidated financial statements for additional information relating to our revolving credit facility and term loan.

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
We earn interest income primarily from cash and cash equivalent balances. Based on our cash and cash equivalents as of June 30, 2017, if interest rates increase or decrease by 1.00%, our interest income will increase or decrease by approximately $0.6 million annually.
Amounts borrowed under our revolving credit facility currently bear interest at variable rates based on LIBOR plus 1.55% - 2.30% (the spread over LIBOR based on our consolidated leverage ratio). If prevailing LIBOR on any outstanding borrowings under our revolving credit facility were to increase or decrease, our interest expense on those outstanding borrowings would increase or decrease future earnings and cash flows. As of June 30, 2017, we had no outstanding borrowings under our revolving credit facility.

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
Issuer Purchases of Equity Securities
The following table provides information about our purchase of our common shares during the three months ended June 30, 2017 (in thousands, except share and per share data):

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 1, 2017 – April 30, 2017	538	$23.69	—	$100,000
May 1, 2017 – May 31, 2017	—	$—	—	$100,000
June 1, 2017 – June 30, 2017	—	$—	—	$100,000
	538	$23.69	—

(1)
We provide employees, who have been issued restricted common shares, the option of selling shares to us to satisfy the minimum statutory tax withholding requirements on the date their shares vest. The common shares repurchased during the three months ended June 30, 2017 related to such repurchases.

(2)
On September 29, 2015, our board of trustees authorized a share repurchase program pursuant to which we may acquire up to $100.0 million of our common shares. The repurchase program expires in September 2018, but may be suspended or discontinued at any time, and does not obligate us to acquire any particular amount of our shares. As of June 30, 2017, we have not repurchased any common shares under the share repurchase program.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibits are filed as part of this Form 10-Q:

Exhibit Number	Description of Exhibit

3.1	Articles of Amendment to Articles of Amendment and Restatement of Declaration of Trust (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 22, 2017)

10.1
First Amendment to Fourth Amended and Restated Credit Agreement, dated April 21, 2017, by and among Chesapeake Lodging, L.P., as borrower, the financial institutions party thereto and their assignees under Section 13.6, as lenders, and Wells Fargo Bank, N.A., as administrative agent

10.2
Term Loan Agreement, dated April 21, 2017, by and among Chesapeake Lodging, L.P., as borrower, the financial institutions party thereto and their assignees under Section 13.6, as lenders, and Wells Fargo Bank, N.A., as administrative agent

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

CHESAPEAKE LODGING TRUST

Date:	August 2, 2017	By:	/S/ DOUGLAS W. VICARI
Douglas W. Vicari
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ GRAHAM J. WOOTTEN
Graham J. Wootten
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)