Form 10-Q
period 2017-09-30
Chesapeake Lodging Trust
filed 2017-11-02
CIK 1473078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________
FORM 10-Q
________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
As of October 27, 2017, there were 60,115,071 shares of the registrant’s common shares issued and outstanding.

CHESAPEAKE LODGING TRUST

PART I

Item 1.	Financial Statements

CHESAPEAKE LODGING TRUST
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Property and equipment, net	$1,828,303	$1,882,869
Intangible assets, net	35,401	35,835
Cash and cash equivalents	43,568	43,060
Restricted cash	34,168	36,128
Accounts receivable, net of allowance for doubtful accounts of $137 and $157, respectively	28,273	19,966
Prepaid expenses and other assets	19,005	17,516
Assets held for sale	40,179	—
Total assets	$2,028,897	$2,035,374

LIABILITIES AND SHAREHOLDERS’ EQUITY
Long-term debt	$877,352	$737,310
Accounts payable and accrued expenses	68,074	64,581
Other liabilities	42,075	44,808
Liabilities related to assets held for sale	1,451	—
Total liabilities	988,952	846,699
Commitments and contingencies (Note 12)
Preferred shares, $.01 par value; 100,000,000 shares authorized; Series A Cumulative Redeemable Preferred Shares; no shares and 5,000,000 shares issued and outstanding, respectively	—	50
Common shares, $.01 par value; 400,000,000 shares authorized; 60,115,071 and 59,671,964 shares issued and outstanding, respectively	601	597
Additional paid-in capital	1,188,435	1,304,364
Cumulative dividends in excess of net income	(149,110)	(116,297)
Accumulated other comprehensive income (loss)	19	(39)
Total shareholders’ equity	1,039,945	1,188,675
Total liabilities and shareholders’ equity	$2,028,897	$2,035,374
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUE
Rooms	$123,241	$127,552	$344,410	$358,291
Food and beverage	27,172	29,633	89,620	95,852
Other	7,864	7,344	21,582	20,428
Total revenue	158,277	164,529	455,612	474,571
EXPENSES
Hotel operating expenses:
Rooms	28,132	28,532	80,822	81,909
Food and beverage	21,306	22,536	66,694	69,413
Other direct	1,480	1,690	4,136	4,837
Indirect	54,081	54,633	157,428	158,316
Total hotel operating expenses	104,999	107,391	309,080	314,475
Depreciation and amortization	19,369	18,703	57,252	55,797
Air rights contract amortization	130	130	390	390
Corporate general and administrative	4,216	4,074	13,798	14,074
Total operating expenses	128,714	130,298	380,520	384,736

Operating income	29,563	34,231	75,092	89,835
Interest expense	(9,020)	(8,122)	(24,989)	(23,892)
Gain on sale of hotel	—	—	—	598
Income before income taxes	20,543	26,109	50,103	66,541
Income tax expense	(1,590)	(162)	(1,470)	(1,982)
Net income	18,953	25,947	48,633	64,559
Preferred share dividends	(430)	(2,422)	(5,274)	(7,266)
Write-off of issuance costs of redeemed preferred shares	(4,419)	—	(4,419)	—
Net income available to common shareholders	$14,104	$23,525	$38,940	$57,293

Net income available per common share—basic and diluted	$0.24	$0.40	$0.65	$0.97
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$18,953	$25,947	$48,633	$64,559
Other comprehensive income (loss):
Unrealized gains (losses) on cash flow hedge instruments	(215)	77	(722)	(357)
Reclassification of unrealized losses on cash flow hedge instruments to interest expense	366	142	780	462
Comprehensive income	$19,104	$26,166	$48,691	$64,664
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Preferred Shares		Common Shares		Additional Paid-In Capital	Cumulative Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount				Total
Balances at December 31, 2016	5,000,000	$50	59,671,964	$597	$1,304,364	$(116,297)	$(39)	$1,188,675
Redemption of preferred shares	(5,000,000)	(50)	—	—	(120,531)	(4,419)	—	(125,000)
Repurchase of common shares	—	—	(40,504)	—	(1,065)	—	—	(1,065)
Issuance of restricted common shares	—	—	481,068	4	(4)	—	—	—
Issuance of unrestricted common shares	—	—	2,543	—	63	—	—	63
Amortization of deferred compensation	—	—	—	—	5,608	—	—	5,608
Declaration of dividends on common shares	—	—	—	—	—	(72,130)	—	(72,130)
Declaration of dividends on preferred shares	—	—	—	—	—	(4,897)	—	(4,897)
Net income	—	—	—	—	—	48,633	—	48,633
Other comprehensive income	—	—	—	—	—	—	58	58
Balances at September 30, 2017	—	$—	60,115,071	$601	$1,188,435	$(149,110)	$19	$1,039,945
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$48,633	$64,559
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,252	55,797
Air rights contract amortization	390	390
Deferred financing costs amortization	1,248	1,409
Gain on sale of hotel	—	(598)
Share-based compensation	5,671	7,150
Other	(465)	(642)
Changes in assets and liabilities:
Accounts receivable, net	(8,825)	(11,209)
Prepaid expenses and other assets	(1,907)	585
Accounts payable and accrued expenses	5,089	4,605
Other liabilities	173	(33)
Net cash provided by operating activities	107,259	122,013
Cash flows from investing activities:
Disposition of hotel	—	2,028
Improvements and additions to hotels	(41,952)	(17,562)
Change in restricted cash	1,960	(810)
Net cash used in investing activities	(39,992)	(16,344)
Cash flows from financing activities:
Redemption of preferred shares	(125,000)	—
Borrowings under revolving credit facility	300,000	175,000
Repayments under revolving credit facility	(250,000)	(215,000)
Proceeds from issuance of unsecured term loan	225,000	—
Proceeds from issuance of mortgage debt	—	150,000
Principal prepayments on mortgage debt	—	(122,220)
Scheduled principal payments on mortgage debt	(134,435)	(7,847)
Payment of deferred financing costs	(1,771)	(935)
Payment of dividends to common shareholders	(72,168)	(70,842)
Payment of dividends to preferred shareholders	(7,320)	(7,266)
Repurchase of common shares	(1,065)	(194)
Net cash used in financing activities	(66,759)	(99,304)
Net increase in cash	508	6,365
Cash and cash equivalents, beginning of period	43,060	50,544
Cash and cash equivalents, end of period	$43,568	$56,909
Supplemental disclosure of cash flow information:
Cash paid for interest	$23,340	$23,157
Cash paid for income taxes	$1,650	$1,895
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Organization and Description of Business
Chesapeake Lodging Trust (the “Trust”) is a self-advised real estate investment trust (“REIT”) that was organized in the state of Maryland in June 2009. The Trust is focused on investments primarily in upper-upscale hotels in major business and convention markets and, on a selective basis, premium select-service hotels in urban settings or unique locations in the United States of America (“U.S.”). The Trust completed its initial public offering (“IPO”) in January 2010. The Trust owned no hotels nor had any operations prior to its IPO. As of September 30, 2017, the Trust owned 22 hotels with an aggregate of 6,694 rooms in nine states and the District of Columbia.
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
Restricted Cash—Restricted cash includes reserves held in escrow for normal replacements of furniture, fixtures and equipment (“FF&E”), property improvement plans (each, a “PIP”), real estate taxes, and property insurance pursuant to certain requirements in the Trust’s hotel management, franchise, and loan agreements.
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

The Trust reviews its hotels for impairment whenever events or changes in circumstances indicate that the carrying values of the hotels may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the hotels due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel’s estimated fair market value is recorded and an impairment loss is recognized. No impairment losses have been recognized related to any hotels for the three and nine months ended September 30, 2017 and 2016.
The Trust classifies a hotel as held for sale in the period in which it has made the decision to dispose of the hotel, a binding agreement to purchase the hotel has been signed under which the buyer has committed a significant amount of nonrefundable cash, and no significant financing contingencies exist which could cause the transaction not to be completed in a timely manner. If these criteria are met, depreciation and amortization of the hotel will cease and an impairment loss will be recognized if the fair value of the hotel, less the costs to sell, is lower than the carrying amount of the hotel. If the sale represents a strategic shift that has (or will have) a major effect on the Trust’s operations and financial results, the Trust will classify the loss, together with the related operating results, as discontinued operations in the consolidated statements of operations and will classify the related assets and liabilities as held for sale in the consolidated balance sheets. As of September 30, 2017, the Trust classified The Hotel Minneapolis, Autograph Collection as held for sale (see Note 3, “Dispositions,” for additional information). As of December 31, 2016, the Trust had no assets held for sale or liabilities related to assets held for sale.
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
Recent Accounting Pronouncements—In May 2014, the Financial Accounting Standards Board (the “FASB”) issued updated accounting guidance for recognition of revenue from contracts with customers. The comprehensive new accounting guidance will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. In July 2015, the FASB delayed the effective date of the new accounting guidance to be for interim and annual periods beginning on or after December 15, 2017. The new accounting guidance is to be applied on a retrospective or a modified retrospective basis. The Trust will adopt the new accounting guidance on January 1, 2018 on a modified retrospective basis. Based on the Trust’s preliminary assessment of this updated accounting guidance, it does not expect the updated accounting guidance to materially affect the amount or timing of revenue recognition for room sales, food and beverage sales, or other hotel departmental revenues because of the short-term, day-to-day nature of those revenues. Furthermore, the Trust does not expect the updated accounting guidance to significantly impact the recognition of or accounting for disposition of hotels, since the Trust primarily disposes of hotels to third parties in exchange for cash with few contingencies.

3. Dispositions
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
On September 20, 2017, the Trust entered into a definitive agreement to sell the 222-room The Hotel Minneapolis, Autograph Collection for a sale price of $46.0 million, subject to customary working capital pro-rations at closing. Completion of the proposed sale is expected in the fourth quarter of 2017, subject to customary closing requirements and conditions. As of September 30, 2017, the Trust classified The Hotel Minneapolis, Autograph Collection as held for sale in the consolidated balance sheet. The Trust does not believe the proposed sale represents a strategic shift that will have a major effect on the Trust's operations and financial results, and therefore, does not qualify to be reported as discontinued operations. The $40.2 million of assets held for sale as of September 30, 2017 consisted of $39.3 million of property and equipment and $0.9 million of accounts receivable, prepaid expenses, and other assets and the $1.5 million of liabilities related to assets held for sale consisted of accounts payable and accrued expenses.

4. Property and Equipment
Property and equipment as of September 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Land and land improvements	$316,760	$319,039
Buildings and leasehold improvements	1,615,859	1,634,432
Furniture, fixtures and equipment	213,030	197,815
Construction-in-progress	21,366	21,399
	2,167,015	2,172,685
Less: accumulated depreciation and amortization	(338,712)	(289,816)
Property and equipment, net	$1,828,303	$1,882,869

5. Intangible Assets and Liability
Intangible assets and liability as of September 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Intangible assets:
Air rights contract(1)	$36,105	$36,105
Favorable ground leases(2)	3,568	3,568
	39,673	39,673
Less: accumulated amortization	(4,272)	(3,838)
Intangible assets, net	$35,401	$35,835

Intangible liability:
Unfavorable contract liability(2)	$14,236	$14,236
Less: accumulated amortization	(2,356)	(2,061)
Intangible liability, net (included within other liabilities)	$11,880	$12,175

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

6. Long-Term Debt
Long-term debt as of September 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	Origination	Original Principal Amount		Interest Rate	Principal Amortization Period	September 30,	December 31,
			Maturity			2017	2016
Unsecured:
Revolving credit facility(1)	July 2010	n/a	March 2019	Floating	n/a	$110,000	$60,000
Term loan(2)	April 2017	$225,000	April 2022	Floating	n/a	225,000	—
Secured:
Royal Palm South Beach Miami, a Tribute Portfolio Resort(3)	March 2015	$125,000	March 2017	Floating	n/a	—	125,000
Boston Marriott Newton	May 2013	$60,000	June 2020	3.63%	25	53,366	54,614
Le Meridien San Francisco	July 2013	$92,500	August 2020	3.50%	25	82,536	84,476
Denver Marriott City Center(4)	July 2012	$70,000	August 2022	4.90%	30	64,079	65,048
Hilton Checkers Los Angeles	February 2013	$32,000	March 2023	4.11%	30	29,419	29,884
W Chicago – City Center	July 2013	$93,000	August 2023	4.25%	25	83,932	85,720
Hyatt Herald Square New York/Hyatt Place New York Midtown South	July 2014	$90,000	July 2024	4.30%	30	88,316	89,414
Hyatt Regency Boston	June 2016	$150,000	July 2026	4.25%	30	146,822	148,749
						883,470	742,905
Unamortized deferred financing costs						(6,118)	(5,595)
Long-term debt						$877,352	$737,310

(1)
The Trust may exercise an option to extend the maturity by one year, subject to certain customary conditions. As of September 30, 2017, the interest rate in effect was 2.79%. See below for additional information related to the revolving credit facility.

(2)
The term loan bears interest equal to LIBOR plus 1.45% - 2.20% (the spread over LIBOR based on the Trust’s consolidated leverage ratio). Contemporaneous with the closing of the term loan, the Trust entered into an interest rate swap to fix LIBOR at 1.86% for the five-year term (as of September 30, 2017, the effective interest rate on the unsecured term loan was 3.31%). Under the terms of this interest rate swap, the Trust pays fixed interest of 1.86% per annum on a notional amount of $225.0 million and receives floating rate interest equal to one-month LIBOR. The effective date of this interest rate swap was April 21, 2017 and it will mature on April 21, 2022.

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
The amount that the Trust can borrow in the aggregate under the revolving credit facility and the term loan is based on the value of the Trust’s hotels included in the borrowing base, as defined in the amended credit agreement and the term loan agreement. As of September 30, 2017, the borrowing base included 13 of the Trust’s hotels providing borrowing availability of

$300.0 million under the revolving credit facility, all of which remained available. The amended credit agreement and the term loan agreement contain financial covenants, including a leverage ratio and a minimum tangible net worth requirement, and has additional financial covenants typically found in similar unsecured revolving credit facilities and term loans, including a consolidated secured debt ratio, an unsecured leverage ratio and an unsecured debt service coverage ratio.
Other
Certain of the Trust’s mortgage loan agreements contain standard financial covenants relating to coverage ratios and standard provisions that require loan servicers to maintain escrow accounts for certain items, including real estate taxes, insurance premiums, and normal replacements of FF&E.
As of September 30, 2017, the Trust was in compliance with all financial covenants under its borrowing arrangements. As of September 30, 2017, the Trust’s weighted-average interest rate on its long-term debt was 3.77%. Future scheduled principal payments of debt obligations (assuming no exercise of extension options) as of September 30, 2017 are as follows (in thousands):

Year	Amounts
2017	$3,003
2018	13,178
2019	123,732
2020	135,316
2021	10,233
Thereafter	598,008
$883,470

7. Indirect Expenses
Indirect hotel operating expenses for the three and nine months ended September 30, 2017 and 2016 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Administrative and general	$13,004	$13,421	$38,843	$39,897
Advertising and sales	10,914	11,155	32,240	32,582
Repairs and maintenance	5,226	5,102	15,763	15,525
Utilities	4,352	4,321	12,026	11,876
Franchise fees	2,799	2,804	7,664	7,778
Management fees	6,634	7,128	17,361	18,818
Property and other taxes	8,108	7,358	24,656	22,162
Insurance, leases and other	3,044	3,344	8,875	9,678
Indirect hotel operating expenses	$54,081	$54,633	$157,428	$158,316

8. Earnings Per Share
The following is a reconciliation of the amounts used in calculating basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income available to common shareholders	$14,104	$23,525	$38,940	$57,293
Less: Dividends declared on unvested time-based awards	(124)	(146)	(371)	(435)
Less: Undistributed earnings allocated to unvested time-based awards	—	—	—	—
Net income available to common shareholders, excluding amounts attributable to unvested time-based awards	$13,980	$23,379	$38,569	$56,858

Denominator:
Weighted-average number of common shares outstanding–basic	59,043,425	58,729,338	59,024,497	58,711,056
Effect of dilutive unvested performance-based awards	244,387	199,095	220,306	183,473
Weighted-average number of common shares outstanding–diluted	59,287,812	58,928,433	59,244,803	58,894,529

Net income available per common share—basic and diluted	$0.24	$0.40	$0.65	$0.97
For the three and nine months ended September 30, 2017 and 2016, 371,352 unvested performance-based awards and 788,291 unvested performance-based awards, respectively, were excluded from diluted weighted-average common shares outstanding as the awards had not achieved the specific levels of relative total shareholder return required for vesting at each period end.

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
On September 29, 2015, the Trust’s board of trustees authorized a share repurchase program pursuant to which the Trust may acquire up to $100.0 million of its common shares. The repurchase program authorizes the Trust to repurchase its common shares from time to time through open market purchases, negotiated transactions or other means, in accordance with applicable securities laws and other restrictions. The repurchase program expires in September 2018, but may be suspended or discontinued at any time, and does not obligate the Trust to acquire any particular amount of its shares. As of September 30, 2017, $100.0 million remained available for the repurchase of common shares.
For the nine months ended September 30, 2017, the Trust issued 2,543 unrestricted common shares and 481,068 restricted common shares to its trustees and employees. For the nine months ended September 30, 2017, the Trust repurchased 40,504 common shares from employees to satisfy the minimum statutory tax withholding requirements related to the vesting of their previously granted restricted common shares. As of September 30, 2017, the Trust had 60,115,071 common shares outstanding.
For the nine months ended September 30, 2017, the Trust paid or its board of trustees declared the following dividends per common share:

	Record Date	Payment Date	Dividend Per Common Share
Fourth Quarter 2016	December 30, 2016	January 13, 2017	$0.40
First Quarter 2017	March 31, 2017	April 14, 2017	$0.40
Second Quarter 2017	June 30, 2017	July 14, 2017	$0.40
Third Quarter 2017	September 29, 2017	October 13, 2017	$0.40
Preferred Shares—The Trust is authorized to issue up to 100,000,000 preferred shares, $.01 par value per share. The Trust’s board of trustees is required to set for each class or series of preferred shares the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption. On July 17, 2017, the Trust redeemed all 5,000,000 shares of its issued and outstanding 7.75% Series A

Cumulative Redeemable Preferred Shares at a redemption amount of $25.00 per share, plus accrued and unpaid dividends. No preferred shares were outstanding as of September 30, 2017.
Holders of Series A Cumulative Redeemable Preferred Shares were entitled to receive, when and as authorized by the Trust’s board of trustees, out of funds legally available for the payment of dividends, cumulative cash dividends at the rate of 7.75% per annum of the $25.00 per share liquidation preference, equivalent to $1.9375 per annum per share. Dividends on the Series A Cumulative Redeemable Preferred Shares were cumulative from the date of original issuance and were payable quarterly in arrears on or about the 15th day of each January, April, July and October. The Series A Cumulative Redeemable Preferred Shares ranked senior to the Trust’s common shares with respect to the payment of dividends.
For the nine months ended September 30, 2017, the Trust paid or its board of trustees declared the following dividends per preferred share:

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
Shares that are issued under the Plan to any person pursuant to an award are counted against the aggregate number of shares available for issuance under the Plan as one share for every one share granted. If any shares covered by an award are not purchased or are forfeited, if an award is settled in cash, or if an award otherwise terminates without delivery of any shares, then the number of common shares counted against the aggregate number of shares available under the Plan with respect to the award will, to the extent of any such forfeiture or termination, again be available for making awards under the Plan. As of September 30, 2017, subject to increases that may result in the case of any future forfeiture or termination of currently outstanding awards, 655,779 common shares were reserved and available for future issuances under the Plan.
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
For the nine months ended September 30, 2017, the Trust granted 481,068 restricted common shares to certain employees and trustees, of which 179,403 shares were time-based awards and 301,665 shares were performance-based awards (the “2017 Performance-Based Awards”). The time-based awards are generally eligible to vest at the annual rate of one-third of the number of restricted shares granted commencing on the first anniversary of their issuance. The 2017 Performance-Based Awards are eligible to vest at December 31, 2019. Dividends on the 2017 Performance-Based Awards accrue, but are not paid unless the related shares vest. The fair value of the 2017 Performance-Based Awards was $9.99 per share and was determined using a Monte Carlo simulation with the following assumptions: volatility of 24.16%; an expected term equal to the requisite service period for the awards; and a risk-free interest rate of 1.57%.
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
As of September 30, 2017, there was approximately $9.2 million of unrecognized share-based compensation expense related to restricted common shares. The unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1.9 years.
The following is a summary of the Trust’s restricted common share activity for the nine months ended September 30, 2017:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Restricted common shares as of December 31, 2016	775,984	$18.71
Granted	481,068	$15.89
Vested	(186,185)	$26.21
Forfeited	—	$—
Restricted common shares as of September 30, 2017	1,070,867	$16.13

11. Fair Value Measurements and Derivative Instrument
The following table sets forth the Trust’s financial assets and liabilities measured at fair value by level within the fair value hierarchy (in thousands). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at September 30, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Interest rate swap (included within prepaid expenses and other assets)	$19	$—	$19	$—
	$19	$—	$19	$—
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
The Trust’s financial instruments in addition to those disclosed in the table above include cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, and long-term debt. The carrying values reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses approximate fair value. The Trust estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument using estimated market rates of debt instruments with similar maturities and credit profiles. These inputs are classified as Level 3 within the fair value hierarchy. As of September 30, 2017, the carrying value reported in the consolidated balance sheet for the Trust’s long-term debt approximated its fair value.

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

Franchise Agreements—As of September 30, 2017, 12 of the Trust’s hotels operated pursuant to franchise agreements with hotel brand companies and 10 hotels operated pursuant to management agreements with hotel brand companies that allowed them to operate under their respective brands. Under the 12 franchise agreements, the Trust generally pays a royalty fee ranging from 3% to 6% of room revenues and up to 3% of food and beverage revenues, plus additional fees for marketing, central reservation systems, and other franchisor costs that amount to between 1% and 5% of room revenues.
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

Overview
The Trust was organized as a self-advised REIT in the state of Maryland in June 2009, with a focus on investments primarily in upper-upscale hotels in major business and convention markets and, on a selective basis, premium select-service hotels in urban settings or unique locations in the U.S. We completed our IPO in January 2010 and own the following 22 hotels as of the date of this filing:

Hotel		Location	Rooms	Acquisition Date
1	Hyatt Regency Boston	Boston, MA	502	March 18, 2010
2	Hilton Checkers Los Angeles	Los Angeles, CA	193	June 1, 2010
3	Boston Marriott Newton	Newton, MA	430	July 30, 2010
4	Le Meridien San Francisco	San Francisco, CA	360	December 15, 2010
5	Homewood Suites Seattle Convention Center	Seattle, WA	195	May 2, 2011
6	W Chicago – City Center	Chicago, IL	403	May 10, 2011
7	Hotel Indigo San Diego Gaslamp Quarter	San Diego, CA	210	June 17, 2011
8	Courtyard Washington Capitol Hill/Navy Yard	Washington, DC	204	June 30, 2011
9	Hotel Adagio San Francisco, Autograph Collection	San Francisco, CA	171	July 8, 2011
10	Denver Marriott City Center	Denver, CO	613	October 3, 2011
11	Hyatt Herald Square New York	New York, NY	122	December 22, 2011
12	W Chicago – Lakeshore	Chicago, IL	520	August 21, 2012
13	Hyatt Regency Mission Bay Spa and Marina	San Diego, CA	429	September 7, 2012
14	The Hotel Minneapolis, Autograph Collection(1)	Minneapolis, MN	222	October 30, 2012
15	Hyatt Place New York Midtown South	New York, NY	185	March 14, 2013
16	W New Orleans – French Quarter	New Orleans, LA	97	March 28, 2013
17	Le Meridien New Orleans	New Orleans, LA	410	April 25, 2013
18	Hyatt Centric Fisherman’s Wharf	San Francisco, CA	316	May 31, 2013
19	Hyatt Centric Santa Barbara	Santa Barbara, CA	200	June 27, 2013
20	JW Marriott San Francisco Union Square	San Francisco, CA	337	October 1, 2014
21	Royal Palm South Beach Miami, a Tribute Portfolio Resort	Miami Beach, FL	393	March 9, 2015
22	Ace Hotel and Theater Downtown Los Angeles	Los Angeles, CA	182	April 30, 2015
			6,694
(1) Hotel is under contract to be sold with completion of the sale expected in Q4 2017.
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
Executive Summary
Our 22-hotel portfolio had a RevPAR decline of 3.4% during the third quarter of 2017 as compared to the third quarter of 2016, driven by a decrease in occupancy of 0.3 percentage points and a decrease in ADR of 3.0%. Our hotel portfolio underperformed the U.S. industry average RevPAR growth of 1.9%, as reported by STR. The underperformance was primarily a result of (1) the JW Marriott San Francisco Union Square undergoing a guestroom renovation during the third quarter of 2017 which resulted in rooms out of service and thereby led to a significant decrease in occupancy at that hotel, (2) the negative impact on lodging demand at our hotels located in New Orleans and Miami resulting from Hurricanes Harvey and Irma, (3) the negative impact on lodging demand in San Francisco (where approximately 18% of our hotel rooms are located) resulting from the temporary closure of the Moscone Center and (4) continued pricing pressure from corporate transient customers across our portfolio. Given the decline in RevPAR, our hotel portfolio also experienced a decrease in Adjusted Hotel EBITDA and Adjusted Hotel EBITDA Margin during the third quarter of 2017 as compared to the third quarter of 2016.
We continue to aggressively asset manage our hotels, including working closely with our hotel operators to implement cost containment and cost reduction measures in order to mitigate the current challenging environment. Furthermore, we continue to invest in our hotel portfolio to maintain its physical quality and positioning as well as pursue value-added projects. Our renovation of the JW Marriott San Francisco Union Square, which began in April 2017, remains on track with completion expected in December 2017 and we completed renovations earlier in the year at the Denver Marriott City Center and the Boston Marriott Newton. Although we experienced disruption from these renovations in 2017, we believe they will provide tailwinds for our hotel portfolio for the coming several years as the renovated hotels will be better positioned in their respective markets with their enhanced product offerings. Also, the temporary closure of the Moscone Center which persisted throughout the second and third quarters of 2017 ended in September 2017. The expanded Moscone Center will enable San Francisco to attract larger city wide events and groups. We believe our hotel portfolio, which is concentrated in the central business districts of top U.S. lodging markets, remains well positioned for future performance and long-term real estate value appreciation.
Results of Operations
Comparison of the three months ended September 30, 2017 and 2016
Results of operations for the three months ended September 30, 2017 and 2016 include the operating activity of all 22 hotels owned as of September 30, 2017 for the full periods.
Revenues—Total revenue for the three months ended September 30, 2017 and 2016 was $158.3 million and $164.5 million, respectively, a decrease of $6.2 million. Approximately 40% of the decrease was related to the JW Marriott San Francisco Union Square, which was undergoing a guestroom renovation during the three months ended September 30, 2017. The remainder of the decrease was related to our hotels located in Chicago, Los Angeles, Minneapolis, Boston and Miami. The decreases in total revenue at our hotels located in Chicago, Los Angeles, Minneapolis and Boston were a result of increases in lodging supply in those markets that exceeded their respective increases in lodging demand during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. The decrease in total revenue at our hotel located in Miami was partially a result of demand from customers being negatively impacted by Hurricane Irma in September 2017. The aforementioned decreases in total revenue were offset partially by increases in total revenue from our hotels located in San Diego, New Orleans, Denver, and Seattle.
Hotel operating expenses—Hotel operating expenses, excluding depreciation and amortization, for the three months ended September 30, 2017 and 2016 was $105.0 million and $107.4 million, respectively. The decrease in total hotel operating expenses of $2.4 million was primarily a result of the decrease in corresponding total revenue. Specifically driving the decrease in total hotel operating expenses were decreases in rooms expense, food and beverage expense, and the following indirect hotel operating expenses: administrative and general, advertising and sales, and base and incentive management fees. Credit card commissions (included within administrative and general) and base management fees are both variable hotel operating expenses calculated as a percentage of revenue, and therefore, decreased commensurately with the decrease in total revenue. Incentive management fees is a variable hotel operating expense directly associated with levels of profitability, and therefore, decreased commensurately with the decrease in profitability associated with the decrease in total revenue. The decreases in the aforementioned expenses were partially offset by increases in the following indirect hotel operating expenses: repairs and maintenance, utilities, and property and other taxes.
Depreciation and amortization—Depreciation and amortization expense for the three months ended September 30, 2017 and 2016 was $19.4 million and $18.7 million, respectively. The increase in depreciation and amortization expense was primarily attributable to the guestroom renovations completed at the Denver Marriott City Center and the Boston Marriott Newton in 2017 and routine capital expenditures made throughout the hotel portfolio since September 30, 2016.
Air rights contract amortization—Air rights contract amortization expense associated with the Hyatt Regency Boston for each of the three months ended September 30, 2017 and 2016 was $0.1 million.
Corporate general and administrative—Corporate general and administrative expense for the three months ended September 30, 2017 and 2016 was $4.2 million and $4.1 million, respectively. Included in corporate general and administrative expense for the three months ended September 30, 2017 and 2016 was $1.8 million and $2.4 million, respectively, of non-cash share-based compensation expense. The decrease in non-cash share-based compensation expense related to a decrease in the number of annual tranches of restricted common shares previously granted to employees being amortized during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. The aforementioned decrease in non-cash share-based compensation expense was offset by an increase in accrued incentive compensation for employees.
Interest expense—Interest expense for the three months ended September 30, 2017 and 2016 was $9.0 million and $8.1 million, respectively. The increase in interest expense was primarily related to the increase in long-term debt outstanding, reflecting the use of debt to fund the redemption of the 7.75% Series A Cumulative Redeemable Preferred Shares in July 2017.

Income tax expense—Income tax expense for the three months ended September 30, 2017 and 2016 was $1.6 million and $0.2 million, respectively. Income tax expense is directly related to taxable income generated by our TRSs during the period.
Preferred share dividends—Preferred share dividends for the three months ended September 30, 2017 and 2016 was $0.4 million and $2.4 million, respectively. The decrease in preferred share dividends is directly related to the full redemption of the 7.75% Series A Cumulative Redeemable Preferred Shares in July 2017.
Write-off of issuance costs of redeemed preferred shares—Write-off of issuance costs of redeemed preferred shares for the three months ended September 30, 2017 of $4.4 million related to the full redemption of the 7.75% Series A Cumulative Redeemable Preferred Shares in July 2017.
Comparison of the nine months ended September 30, 2017 and 2016
Results of operations for the nine months ended September 30, 2017 and 2016 include the operating activity of all 22 hotels owned as of September 30, 2017 for the full periods.
Revenues—Total revenue for the nine months ended September 30, 2017 and 2016 was $455.6 million and $474.6 million, respectively, a decrease of $19.0 million. Approximately 42% of the decrease was related to the JW Marriott San Francisco Union Square, the Boston Marriott Newton, and the Hyatt Regency Mission Bay Spa and Marina, all of which were undergoing guestroom renovations during a portion of the nine months ended September 30, 2017. The remainder of the decrease was related to our hotels located in San Francisco, Chicago, Los Angeles, Boston, Miami, Minneapolis and New Orleans. The decrease in total revenue from our hotels located in San Francisco was a result of demand from customers being negatively impacted by the temporary closure of the Moscone Center and the resultant decrease in citywide events. The decrease in total revenue from our hotel located in Miami was a result of demand from customers being negatively impacted by the Zika virus and Hurricane Irma. The decreases in total revenue at our hotels located in Chicago, Los Angeles, Boston, Minneapolis, and New Orleans were a result of increases in lodging supply in those markets that exceeded their respective increases in lodging demand during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.The aforementioned decreases in total revenue were offset partially by increases in total revenue from our hotels located in Seattle, San Diego, Denver and Washington, DC.
Hotel operating expenses—Hotel operating expenses, excluding depreciation and amortization, for the nine months ended September 30, 2017 and 2016 was $309.1 million and $314.5 million, respectively. The decrease in total hotel operating expenses of $5.4 million was primarily a result of the decrease in corresponding total revenue. Specifically driving the decrease in total hotel operating expenses were decreases in rooms expense, food and beverage expense, and the following indirect hotel operating expenses: administrative and general, advertising and sales, franchise fees and base and incentive management fees. Credit card commissions (included within administrative and general), franchise fees, and base management fees are all variable hotel operating expenses calculated as a percentage of revenue, and therefore, decreased commensurately with the decrease in total revenue. Incentive management fees is a variable hotel operating expense directly associated with levels of profitability, and therefore, decreased commensurately with the decrease in profitability associated with the decrease in total revenue. The decreases in the aforementioned expenses were partially offset by increases in the following indirect hotel operating expenses: repairs and maintenance, utilities, and property and other taxes. The increase in property and other taxes is partially related to a reassessment during the nine months ended September 30, 2017 of the real property value of the JW Marriott San Francisco Union Square as a result of our acquisition of the hotel in October 2014.
Depreciation and amortization—Depreciation and amortization expense for the nine months ended September 30, 2017 and 2016 was $57.3 million and $55.8 million, respectively. The increase in depreciation and amortization expense was primarily attributable to the guestroom renovations completed at the Denver Marriott City Center and the Boston Marriott Newton in 2017 and routine capital expenditures made throughout the hotel portfolio since September 30, 2016.
Air rights contract amortization—Air rights contract amortization expense associated with the Hyatt Regency Boston for each of the nine months ended September 30, 2017 and 2016 was $0.4 million.
Corporate general and administrative—Corporate general and administrative expense for the nine months ended September 30, 2017 and 2016 was $13.8 million and $14.1 million, respectively. Included in corporate general and administrative expense for the nine months ended September 30, 2017 and 2016 was $5.7 million and $7.2 million, respectively, of non-cash share-based compensation expense. The decrease in non-cash share-based compensation expense related to a decrease in the number of annual tranches of restricted common shares previously granted to employees being amortized during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The aforementioned decrease in non-cash share-based compensation expense was partially offset by an increase in accrued incentive compensation for employees.
Interest expense—Interest expense for the nine months ended September 30, 2017 and 2016 was $25.0 million and $23.9 million, respectively. The increase in interest expense was primarily related to the increase in long-term debt outstanding, reflecting the use of debt to fund the redemption of the 7.75% Series A Cumulative Redeemable Preferred Shares in July 2017.

Gain on sale of hotel—Gain on sale of hotel for the nine months ended September 30, 2016 was $0.6 million and related to the sale of the separate, five-room villa building and related land parcel at the Hyatt Centric Santa Barbara in April 2016.
Income tax expense—Income tax expense for the nine months ended September 30, 2017 and 2016 was $1.5 million and $2.0 million, respectively. Income tax expense is directly related to taxable income generated by our TRSs during the period.
Preferred share dividends—Preferred share dividends for the nine months ended September 30, 2017 and 2016 was $5.3 million and $7.3 million, respectively. The decrease in preferred share dividends is directly related to the full redemption of the 7.75% Series A Cumulative Redeemable Preferred Shares in July 2017.
Write-off of issuance costs of redeemed preferred shares—Write-off of issuance costs of redeemed preferred shares for the nine months ended September 30, 2017 of $4.4 million related to the full redemption of the 7.75% Series A Cumulative Redeemable Preferred Shares in July 2017.
Hotel operating results
Included in the following table are comparisons of occupancy, ADR, RevPAR, Adjusted Hotel EBITDA, and Adjusted Hotel EBITDA Margin for the 22-hotel portfolio for the three and nine months ended September 30, 2017 and 2016 (in thousands, except for ADR and RevPAR):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Occupancy	88.5%	88.8%	(30) bps	83.9%	85.2%	(130) bps
ADR	$226.10	$233.19	(3.0)%	$224.57	$229.20	(2.0)%
RevPAR	$200.12	$207.12	(3.4)%	$188.46	$195.34	(3.5)%

Adjusted Hotel EBITDA	$53,123	$56,983	(6.8)%	$146,067	$159,631	(8.5)%
Adjusted Hotel EBITDA Margin	33.6%	34.6%	(100) bps	32.1%	33.6%	(150) bps
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
Adjusted Hotel EBITDA—We further adjust Hotel EBITDA for certain additional recurring and non-recurring items. Specifically, we adjust for non-cash amortization of intangible assets and liabilities, including ground lease assets and unfavorable contract liabilities, deferred franchise costs, and deferred key money, all of which are recurring items, and gains (losses) from sales of real estate, which is a non-recurring item. We believe that Adjusted Hotel EBITDA provides investors with another useful financial measure to evaluate our hotel operating performance, excluding the effect of these items.
Adjusted Hotel EBITDA Margin—Adjusted Hotel EBITDA Margin is defined as Adjusted Hotel EBITDA as a percentage of total revenues. We believe that Adjusted Hotel EBITDA Margin provides investors another useful measure to evaluate our hotel operating performance.

The following table reconciles net income to Hotel EBITDA, Adjusted Hotel EBITDA, and Adjusted Hotel EBITDA Margin for the 22-hotel portfolio for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$18,953	$25,947	$48,633	$64,559
Add: Interest expense	9,020	8,122	24,989	23,892
Income tax expense	1,590	162	1,470	1,982
Depreciation and amortization	19,369	18,703	57,252	55,797
Air rights contract amortization	130	130	390	390
Corporate general and administrative	4,216	4,074	13,798	14,074
Hotel EBITDA	53,278	57,138	146,532	160,694
Less: Non-cash amortization(1)	(155)	(155)	(465)	(465)
Gain on sale of hotel	—	—	—	(598)
Adjusted Hotel EBITDA	$53,123	$56,983	$146,067	$159,631

Total revenue	$158,277	$164,529	$455,612	$474,571

Adjusted Hotel EBITDA Margin	33.6%	34.6%	32.1%	33.6%

(1)	Reflects non-cash amortization of ground lease asset, deferred franchise costs, deferred key money, and unfavorable contract liability.
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
The following table reconciles net income to Corporate EBITDA and Adjusted Corporate EBITDA for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$18,953	$25,947	$48,633	$64,559
Add: Interest expense	9,020	8,122	24,989	23,892
Income tax expense	1,590	162	1,470	1,982
Depreciation and amortization	19,369	18,703	57,252	55,797
Corporate EBITDA	48,932	52,934	132,344	146,230
Less: Non-cash amortization(1)	(25)	(26)	(76)	(76)
Gain on sale of hotel	—	—	—	(598)
Adjusted Corporate EBITDA	$48,907	$52,908	$132,268	$145,556

(1)	Reflects non-cash amortization of ground lease asset, deferred franchise costs, deferred key money, unfavorable contract liability, and air rights contract.
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
The following table reconciles net income to FFO, FFO available to common shareholders, and AFFO available to common shareholders for the three and nine months ended September 30, 2017 and 2016 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$18,953	$25,947	$48,633	$64,559
Add: Depreciation and amortization	19,369	18,703	57,252	55,797
Less: Gain on sale of hotel	—	—	—	(598)
FFO	38,322	44,650	105,885	119,758
Less: Preferred share dividends	(430)	(2,422)	(5,274)	(7,266)
Write-off of issuance costs of redeemed preferred shares	(4,419)	—	(4,419)	—
Dividends declared on unvested time-based awards	(124)	(146)	(371)	(435)
Undistributed earnings allocated to unvested time-based awards	—	—	—	—
FFO available to common shareholders	33,349	42,082	95,821	112,057
Add: Write-off of issuance costs of redeemed preferred shares	4,419	—	4,419	—
Less: Non-cash amortization(1)	(25)	(26)	(76)	(76)
AFFO available to common shareholders	$37,743	$42,056	$100,164	$111,981

FFO available per common share:
Basic	$0.56	$0.72	$1.62	$1.91
Diluted	$0.56	$0.71	$1.62	$1.90

AFFO available per common share:
Basic	$0.64	$0.72	$1.70	$1.91
Diluted	$0.64	$0.71	$1.69	$1.90

(1)	Reflects non-cash amortization of ground lease asset, deferred franchise costs, deferred key money, unfavorable contract liability, and air rights contract.
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

Sources and Uses of Cash
For the nine months ended September 30, 2017, net cash flows from operating activities were $107.3 million; net cash flows used in investing activities were $40.0 million, including $42.0 million for improvements and additions to our hotels, offset by a decrease in restricted cash of $2.0 million; and net cash flows used in financing activities were $66.8 million, including $134.4 million in scheduled principal payments on mortgage debt, $125.0 million for the redemption of preferred shares, and $79.5 million in dividend payments to common and preferred shareholders, offset by proceeds of $225.0 million from the issuance of an unsecured term loan and a net borrowing of $50.0 million under our revolving credit facility. As of September 30, 2017, we had cash and cash equivalents of $43.6 million.
Liquidity and Capital Resources
We expect our primary source of cash to meet operating requirements, including payment of dividends in accordance with the REIT requirements of the U.S. federal income tax laws, payment of interest on any borrowings and funding of any capital expenditures, will be from our hotels’ results of operations and existing cash and cash equivalent balances. We currently expect that our operating cash flows will be sufficient to fund our continuing operations. We also expect to use existing restricted cash balances and borrowings under our revolving credit facility to partially fund any capital expenditures. We intend to incur indebtedness to supplement our investment capital and to maintain flexibility to respond to industry conditions and opportunities. We are targeting an overall debt level of approximately 40% of the aggregate value of all of our hotels, as calculated in accordance with our revolving credit facility; as of September 30, 2017, our overall debt level was 40.5% under this calculation.
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
On September 20, 2017, we entered into a definitive agreement to sell the 222-room The Hotel Minneapolis, Autograph Collection for a sale price of $46.0 million, subject to customary working capital pro-rations at closing. Completion of the proposed sale is expected within the next 30 days, subject to customary closing requirements and conditions, and we expect to use the net proceeds from the sale to repay outstanding borrowings under our revolving credit facility.
As of the date of this filing, we have approximately $46.0 million of cash and cash equivalents, approximately $34.2 million of restricted cash, and total borrowing availability of $300.0 million under our revolving credit facility, of which $175.0 million remained available. See Note 6, “Long-Term Debt,” to our interim consolidated financial statements for additional information relating to our revolving credit facility and other long-term debt.

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
From time to time, certain of our hotels may be undergoing renovations as a result of our decision to upgrade portions of the hotels, such as guestrooms, meeting space, and/or restaurants, in order to better compete with other hotels in our markets. As of September 30, 2017, none of our hotels were undergoing comprehensive renovations. In addition, often after we acquire a hotel, we are required to complete a PIP in order to bring the hotel up to the respective franchisor’s standards. If permitted by the terms of the management agreement, funding for a renovation will first come from the FF&E reserve. To the extent that the FF&E reserve is not adequate to cover the cost of the renovation, we will fund the remaining portion of the renovation with cash and cash equivalents or available borrowings under our revolving credit facility.

Contractual Obligations
The following table sets forth our contractual obligations as of September 30, 2017, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands). There were no other material off-balance sheet arrangements at September 30, 2017.

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Revolving credit facility, including interest(1)	$114,683	$3,108	$111,575	$—	$—
Term loan, including interest(1)	260,087	7,560	15,141	237,386	—
Secured loans, including interest	676,623	35,034	193,124	110,254	338,211
Corporate office lease	1,433	287	597	549	—
Ground leases(2)	206,513	4,101	8,201	8,210	186,001
	$1,259,339	$50,090	$328,638	$356,399	$524,212

(1)
Assumes no additional borrowings and interest payments are based on the interest rate in effect at September 30, 2017. Also assumes that no extension options, if any, are exercised. See Note 6, “Long-Term Debt,” to our interim consolidated financial statements for additional information relating to our revolving credit facility and term loan.

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
We earn interest income primarily from cash and cash equivalent balances. Based on our cash and cash equivalents as of September 30, 2017, if interest rates increase or decrease by 1.00%, our interest income will increase or decrease by approximately $0.4 million annually.
Amounts borrowed under our revolving credit facility currently bear interest at variable rates based on LIBOR plus 1.55% - 2.30% (the spread over LIBOR based on our consolidated leverage ratio). If prevailing LIBOR on any outstanding borrowings under our revolving credit facility were to increase or decrease by 1.00%, the increase or decrease in interest expense on our debt would increase or decrease future earnings and cash flows by approximately $1.1 million annually, assuming that the amount outstanding under our revolving credit facility was to remain at $110.0 million, the balance at September 30, 2017.

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

CHESAPEAKE LODGING TRUST

Date:	November 2, 2017	By:	/S/ DOUGLAS W. VICARI
Douglas W. Vicari
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ GRAHAM J. WOOTTEN
Graham J. Wootten
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)