Form 10-K
period 2017-12-31
Chesapeake Lodging Trust
filed 2018-02-15
CIK 1473078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________
FORM 10-K
________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
4300 Wilson Boulevard, Suite 625, Arlington, Virginia 22203
(Address and zip code of principal executive offices)
(571) 349-9450
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2017, the aggregate market value of the registrant’s common shares held by non-affiliates of the registrant was approximately $1,415,065,000 based on the closing price reported on the New York Stock Exchange. As of February 9, 2018, there were 60,380,521 shares of the registrant’s common shares issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain portions of the Registrant’s proxy statement for its 2018 annual meeting of shareholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

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
Overview
Chesapeake Lodging Trust (the “Trust”) is a self-advised real estate investment trust ("REIT") that was organized in the state of Maryland in June 2009. We are focused on investments primarily in upper-upscale hotels in major business and convention markets and, on a selective basis, premium select-service hotels in urban settings or unique locations in the United States of America (“U.S.”). We completed our initial public offering (“IPO”) in January 2010 and own 21 hotels as of the date of this filing.
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
Our corporate office is located at 4300 Wilson Boulevard, Suite 625, Arlington, Virginia 22203. Our telephone number is (571) 349-9450.
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
The Trust was founded to capitalize on the opportunity created by this lodging industry downturn. Since completing our IPO in 2010 and through the first half of 2015, we took advantage of industry conditions to acquire our current portfolio of 21 hotels, consisting of 6,479 rooms, at prices generally below replacement cost, with attractive yields and upside potential. We have followed a disciplined strategy to acquire hotels generally concentrated in the central business districts of top U.S. lodging markets, which historically have had high barriers-to-entry. Our portfolio reflects our strong efforts to establish geographic diversification, with hotels in eight states and the District of Columbia, but maintains a clear focus on the most important U.S. lodging markets.
The lodging industry has recovered significantly since our IPO. Industry-wide RevPAR from 2010 through 2017 increased 57.2%, as reported by STR, and in 2013, surpassed the prior peak established in 2007, as a result of continued improvements in hotel occupancy levels and ADR, and below historical average growth in lodging supply. These positive lodging fundamentals moderated over the last couple years however. In 2016, the rate of lodging demand growth (1.7%, as reported by STR) decreased as compared to the several years prior while the rate of lodging supply growth (1.6%, as reported by STR) approached historical average levels. In 2017, lodging demand rebounded by increasing 2.7% while lodging supply increased by 1.8%, resulting in industry-wide RevPAR increasing by 3.0%, as reported by STR. Several industry prognosticators, including STR, expect similar levels of RevPAR growth over the next few years as that experienced by the industry in 2017.
We continue to believe our hotel portfolio is well positioned for future performance and long-term real estate value appreciation as a result of our focus on high-quality hotels located in major U.S. lodging markets. However, recognizing that the industry is now entering the ninth year of the current lodging and economic cycle, we expect limited, if any, acquisition activity for the remainder of the lodging cycle and we may increasingly evaluate opportunities to dispose of hotels that we believe have maximized their values.
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
Optimize the branding and management of our hotels. We regularly evaluate opportunities to re-brand certain hotels by determining which brands are available in the market, seeking to quantify the potential improvement in revenue generation and profitability that a hotel might experience under a new brand. We analyze these opportunities by reviewing the revenue data of the local competitive set of hotels that are branded most similarly to the proposed new brand for the hotel, which data we obtain from a third party, STR. Based on this data, we project the expected revenue for the hotel with the new brand and use hotel industry standards for profit margins, and our own operating history, to calculate potential profits. We then compare the potential profits to the expected capital costs to bring the hotel into compliance with the standards of the proposed new brand to calculate a return on investment, which we use to determine whether it is in our shareholders’ interests to undertake the re-branding project. Examples of our deployment of this strategy can be found in the repositioning of the previously independent Hotel Adagio San Francisco to become part of the Marriott Autograph Collection in 2013, and the conversions of our former W New Orleans to the Le Meridien brand and our former Holiday Inn New York City Midtown – 31st Street to the Hyatt brand in 2014. Likewise, we continually evaluate the performance of the third parties managing each of our hotels and evaluate whether a hotel might perform better under different managerial control. In this regard, we review the operating performance of the hotel and compare that with its local competitive set and industry standards, as well as our experience in our dealings with the 10 management companies currently operating our hotels. In accordance with this strategy, we replaced the management company operating our two hotels located in New York in October 2016 and the brand management company operating our hotel located in Denver in December 2017. We will continue to pursue a change in a hotel’s management company when we determine the benefits of a change outweigh the costs.
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
Evaluate opportunities to redeploy capital. We regularly review the hotels in our portfolio to ensure that they continue to meet our investment criteria. If we were to conclude that a hotel’s value has been maximized, or that it no longer fits within our financial or strategic criteria, we may seek to sell the hotel and plan to use the proceeds, net of any retirement of related debt, to supplement our capital for use in future investments in our existing or new hotels or to reduce the Trust's overall leverage. In accordance with this strategy, we sold the Courtyard Anaheim at Disneyland Resort, an upscale hotel located in a market with a significant increase in lodging supply expected, for $32.5 million in 2014 and used the net proceeds to partially fund the subsequent acquisition of the JW Marriott San Francisco Union Square, a high-quality hotel located in the favorable San Francisco market, for a purchase price of $147.2 million in 2014; and more recently, we sold The Hotel Minneapolis, Autograph Collection, a hotel located in a market that is continuing to experience a significant increase in lodging supply, for $46.0 million and used the net proceeds to repay outstanding debt.
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
Franchise agreements
Of our 21 current hotels, 11 operate pursuant to franchise agreements with hotel brand companies and 10 operate pursuant to management agreements with hotel brand companies that allow them to operate under their respective brands. Under the 11 franchise agreements, we generally pay a royalty fee ranging from 3% to 6% of room revenues and up to 3% of food and beverage revenues, plus additional fees for marketing, central reservation systems, and other franchisor costs that amount to between 1% and 5% of room revenues. The terms of our franchise agreements generally range from 10 to 20 years initially, with certain extension and renewal periods. The franchise agreements specify certain management, operational, recordkeeping, accounting, reporting and marketing standards and procedures with which we must comply. The agreements also obligate us to comply with the franchisor’s standards and requirements with respect to training of operational personnel, safety, maintaining specified insurance, the types of services and products ancillary to guest room services that may be provided by us, display of signs, and the type, quality and age of FF&E included in guest rooms, lobbies and other common areas. In addition, certain franchise agreements impose conditions with respect to (1) levels of mortgage loan financing and (2) conveyances of the hotel or any direct or indirect interest therein to third parties.
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
Employees
As of February 9, 2018, we had 14 employees. All persons employed in the day to day operations of our hotels are employees of the management companies engaged by our TRS lessees to operate such hotels.
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
Our business faces many risks. The risks described below may not be the only risks we face. Additional risks that we do not yet know of or that we currently believe are immaterial may also impair our business operations. If any of the events or circumstances described in the following risk factors actually occur, our business, financial condition or results of operations could suffer, our ability to make cash distributions to our shareholders could be impaired, and the trading price of our common shares could decline. You should know that many of the risks described may apply to more than just the subsection in which we grouped them for the purpose of this presentation.
Risks related to our business and hotels
The lodging industry is highly cyclical in nature, and we cannot assure you if or how long the growth period of the current lodging cycle will last.
The performance of the lodging industry has historically been closely linked to the performance of the general economy and, specifically, growth in U.S. GDP. Fluctuations in lodging demand and, therefore, operating performance, are caused largely by changing general economic and local market conditions, which subsequently affect levels of business and leisure travel. The global economic downturn from late 2007 through 2009 led to a significant decline in demand for goods and services provided by the lodging industry, lowered occupancy levels and significantly reduced room rates. Demand for goods and services provided by the lodging industry generally trails improvement in economic conditions, but since 2010 and through 2017, the lodging industry has recovered faster and stronger than the U.S. economy generally, with industry-wide RevPAR increasing 57.2% over that period, as reported by STR. However, there can be no assurance of either any further increase in lodging demand from current levels or of the timing or extent of any such lodging demand growth. If lodging demand weakens, our operating results and profitability, and the value of our hotels, could be adversely affected. A slowdown in U.S. economic growth or contraction of the U.S. economy, if experienced, would likely have an adverse impact on our revenues and negatively affect our profitability.
In addition to general economic conditions, new lodging supply is an important factor that can affect the lodging industry’s performance and overbuilding has the potential to further exacerbate the negative impact of an economic downturn. After experiencing several years of significantly below historical average growth, lodging supply growth approached historical average levels with increases in lodging supply of 1.8% and 1.6% in 2017 and 2016, respectively, as reported by STR. Room rates and occupancy, and thus RevPAR, tend to increase when lodging demand growth exceeds lodging supply growth. When lodging supply growth exceeds lodging demand growth, occupancy tends to decrease and room rates and RevPAR can experience limited increases or even decrease. A reduction or slowdown in growth of lodging demand or increased growth in lodging supply could result in returns that are substantially below expectations or result in losses, which could have a material adverse effect on our business, financial condition, results of operations and cash available for distributions to our shareholders.
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
Consolidation among hotel brand companies or other participants in the lodging industry may increase the negotiating leverage of the resulting companies, which might result in us incurring increased franchise or management fees. Following the 2016 acquisition of Starwood Hotels & Resorts Worldwide, Inc. by Marriott International, Inc. ("Marriott"), our hotels primarily operate under licensed brands, each of which offer differing guest amenities and may be associated with different loyalty reward programs, owned by three main hotel brand companies. The consolidation of two or more hotel brand companies may cause our financial condition and results of operations to be even more dependent on the success and reputation of a limited number of owners of these licensed brands. As of February 9, 2018, 10 of our hotels are managed or franchised by Marriott; six of our hotels are managed or franchised by Hyatt Hotels; and three of our hotels are managed or franchised by Hilton Worldwide. In addition, to the extent that consolidation among hotel brand companies adversely affects the loyalty reward program offered by one or more of our hotels, customer loyalty to those hotels may suffer and demand for guestrooms may decrease. Furthermore, because each hotel brand company relies on its own network of reservation systems, hotel management systems and customer databases, the integration of two or more networks may result in a disruption to operations of these systems, such as disruptions in processing guest reservations, delayed bookings or sales, or lost guest reservations, which could adversely affect our financial condition, results of operations and cash available for distributions to our shareholders.
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
Compliance with covenants in our revolving credit facility, unsecured term loan, and other debt instruments may limit our freedom to operate our business and impair our ability to make distributions to our shareholders.
The terms of our revolving credit facility, unsecured term loan, and other debt instruments require us to comply with customary financial and other covenants, including covenants that:

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

•	impose concentration limitations on the value and other characteristics of hotels comprising the borrowing base of the revolving credit facility and unsecured term loan; and

•
limit our ability to engage in a change in control transaction without causing the amounts outstanding under the revolving credit facility and unsecured term loan to become immediately due and payable.

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
Certain of our mortgage loan agreements contain cash trap provisions that may be triggered if the performance of the affected hotel or hotels declines. If the provisions in one or more of these mortgage loan agreements were triggered, substantially all of the cash flow generated by the hotel or hotels affected would be deposited into cash management accounts for the benefit of the lenders until the affected hotel or hotels' performance improved to the levels required in the mortgage loan agreements. If triggered, the lenders would use the cash in the cash management accounts to fund certain items, including debt service, deposits into reserves held in escrow for normal replacement of FF&E, property improvement plans, real estate taxes, and property insurance, and hotel operating expenses. As a result, if triggered, these cash trap provisions could affect our liquidity and our ability to make distributions to our shareholders.
If we are unable to repay or refinance our revolving credit facility, unsecured term loan, and other debt, we may be unable to sustain or increase distributions to our shareholders and our share price may be adversely affected.
Borrowings under our revolving credit facility, unsecured term loan, and our other existing and future debt subject us to many risks, including the risks that:

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
Similarly, our third-party hotel managers are dependent on information technology networks and systems, including the Internet, to access, store, transmit, deliver and manage proprietary and customer information. These complex networks include reservation systems, hotel management systems, customer databases, call centers, administrative systems, and third-party vendor systems. These systems require the collection and retention of large volumes of personally identifiable information of hotel guests, including credit card numbers. Our hotel managers may store and process such proprietary and customer information both on systems located at the hotels we own and other hotels operated by our third-party managers, their corporate locations and at third-party owned facilities, including for example, in a third-party hosted cloud environment. These information networks and systems can be vulnerable to threats such as system, network or Internet failures; computer hacking or business disruption; cyber-terrorism; viruses, worms or other malicious software programs; and employee error, negligence or fraud. The risks from these cyber threats are significant. We rely on the security systems of our hotel managers to protect proprietary and customer information from these threats. Any compromise of our hotel managers’ networks could result in a disruption to operations, such as disruptions in fulfilling guest reservations, delayed bookings or sales, or lost guest reservations. Any of these events could, in turn, result in disruption of the operations of the hotels we own, in increased costs and in potential litigation and liability. We maintain insurance against cyber threats; however, these policies contain varying limits, and some claims may be subject to sublimits. As a result, we do not expect that these policies would provide a total recovery of all potential losses we might incur if a hotel manager's network were compromised. In addition, public disclosure, or loss of customer or proprietary information could result in damage to the hotel manager’s reputation and a loss of confidence among hotel guests and result in reputational harm for the hotels owned by us and managed by them, which may have a material adverse effect on our business.
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

•
the value of the U.S. dollar, or U.S. governmental laws, regulations, or executive orders, which may adversely affect the number of international business and commercial travelers and tourists entering the U.S. and in particular the gateway markets in which many of our hotels are located;

•
unforeseen events beyond our control, such as terrorist attacks, travel related health concerns, including pandemics and epidemics, such as Zika, H1N1 influenza (swine flu), avian bird flu, SARS, and Ebola, civil unrest, political instability, regional hostilities, imposition of taxes or surcharges by regulatory authorities, travel related accidents and unusual weather patterns, including natural disasters, such as hurricanes, tsunamis, earthquakes, floods or fires;

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
Our hotels will require periodic renovations and other capital improvements, including replacements, from time to time, of furniture, fixtures and equipment, in order to optimize their competitive position in their respective markets. Hotel brand companies, from whom we license brands for certain of our hotels, require periodic capital improvements as a condition of keeping the brand licenses. In addition, our hotel managers and lenders require that we set aside annual amounts for capital improvements to our hotels. These capital improvements may give rise to the following risks:

•	construction cost overruns and delays;

•	costly delays in or impediments to the receipt of zoning, occupancy and other required governmental permits and authorizations;

•	a possible shortage of available cash to fund capital improvements and the related possibility that financing for these capital improvements may not be available to us on affordable terms;

•	uncertainties as to market demand or a loss of market demand after capital improvements have begun; and

•	possible environmental problems.
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
We may in the future acquire hotels while they are under development if suitable opportunities arise, taking into consideration general economic conditions. Hotels involve a number of development risks, including risks associated with:

•	construction delays or cost overruns that may increase project costs;

•	receipt of zoning, occupancy and other required governmental permits and authorizations;

•	development costs incurred for projects that are not pursued to completion;

•	unusual weather patterns, including natural disasters, such as hurricanes, tsunamis, earthquakes, floods or fires that could adversely impact a project;

•	ability to raise capital; and

•	governmental restrictions on the nature or size of a project.
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
We maintain comprehensive insurance on each of the hotels we own, including liability, fire and extended coverage, of the type and amount we believe are customarily obtained for or by hotel owners. Various types of catastrophic losses, like hurricanes, tsunamis, earthquakes, floods and fires, losses from foreign terrorist activities, such as those on September 11, 2001, or losses from domestic terrorist activities, such as the Oklahoma City bombing on April 19, 1995, may not be fully insurable. With four hotels located in San Francisco, we are particularly sensitive to earthquake risks in that area.
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

•
civil unrest, unusual weather patterns, including natural disasters such as hurricanes, tsunamis, earthquakes, floods or fires, which may result in uninsured losses, and acts of war or terrorism, including the consequences of the terrorist acts, such as those that occurred on September 11, 2001.

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

From time to time we may be subject to litigation, which could have a material adverse effect on our financial condition, our results of operations, our cash flow and the trading price of our common shares.
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
Our declaration of trust obligates us to indemnify our trustees and officers for actions taken by them in those capacities to the maximum extent permitted by Maryland law. Our bylaws require us to indemnify each trustee or officer, to the maximum extent permitted by Maryland law, in the defense of any proceeding to which he or she is made, or threatened to be made, a party by reason of his or her service to us. In addition, we are obligated under our declaration of trust and bylaws, and pursuant to contracts with each of them, to pay and advance the defense costs that may be incurred by our trustees and officers. As a result, we and our shareholders may have more limited rights against our trustees and officers than might otherwise exist absent the current provisions in our declaration of trust and bylaws or that might exist with other companies.
Changes to U.S. federal income tax laws could materially and adversely affect us and our shareholders.
The recently enacted Tax Cuts and Jobs Act of 2017 (the “Tax Cuts and Jobs Act”) may affect REITs generally, the geographic markets in which we operate, the trading price of our common shares and our results of operations, both positively and negatively in ways that are difficult to anticipate. The Tax Cuts and Jobs Act makes significant changes to corporate and individual income tax rates and the calculation of income taxes, as well as international tax rules for U.S. domestic corporations. As a REIT, we are generally not required to pay federal income taxes otherwise applicable to regular corporations if we comply with the various tax regulations governing REITs. Our shareholders, however, are generally required to pay income taxes on REIT dividends. The Tax Cuts and Jobs Act will affect the way in which shareholders are taxed on dividends received from owning our common shares and could impact the trading price of our common shares. In addition, because the Tax Cuts and Jobs Act lowers corporate income tax rates, investments in REITs may now be relatively less attractive than they previously were. The Tax Cuts and Jobs Act also imposes certain additional limitations on the deduction of net operating losses, which may in the future cause us to be required to make distributions that will be taxable to our shareholders to the extent of our current or accumulated earnings and profits in order to comply with the annual REIT distribution requirements. In addition, while certain elements of the Tax Cuts and Jobs Act will not impact us directly as a REIT, they could impact the geographic markets in which we operate and the guests who stay at our hotels in ways, both positive and negative, that are difficult to anticipate.
Furthermore, many of the provisions of the Tax Cuts and Jobs Act will require guidance through the issuance of Treasury regulations in order to assess their effect. There may be a substantial delay before such regulations are promulgated, increasing the uncertainty as to the ultimate effect of the statutory amendments on us. At any time, new legislation, administrative guidance, or court decisions, in each case possibly with retroactive effect, may make it more difficult or impossible for us to qualify as a REIT.
Failure to make required distributions would subject us to tax.
In order for U.S. federal income tax not to apply to earnings that we distribute, each year we must pay out to our shareholders in distributions at least 90% of our REIT taxable income (determined before the dividends paid deduction and excluding any net capital gains). To the extent that we satisfy this distribution requirement, but distribute less than 100% of our taxable income, we will be subject to U.S. federal income tax on our undistributed REIT taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our shareholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. Our only source of funds to make these distributions comes from distributions that we receive from the Operating Partnership. Accordingly, we may be required to borrow money or sell assets to make distributions sufficient to enable us to pay out enough of our REIT taxable income to satisfy the distribution requirement and to avoid U.S. federal income tax and the 4% nondeductible excise tax in a particular year. To the extent that the terms of our revolving credit facility, unsecured term loan or other debt obligations limit our ability to distribute sufficient REIT taxable income to comply with these distribution requirements, we could be subject to some U.S. federal income tax or even fail to qualify as a REIT.
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
To qualify as a REIT, we are required to satisfy several asset and income tests. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, there can be no assurance that the U.S. Internal Revenue Service (the “IRS”) will not contend that our TRS lease agreements, interests in subsidiaries, or interests in securities of other issuers will not cause a violation of the REIT requirements.
If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax, including any applicable alternative minimum tax, on our REIT taxable income at regular corporate rates, and dividends paid to our shareholders would not be deductible by us in computing our REIT taxable income. In addition, we could, in certain circumstances, be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more relief provisions under the Internal Revenue Code to maintain our qualification as a REIT. We might need to borrow money or sell hotels in order to pay any such tax. Unless we are entitled to relief under certain Internal Revenue Code provisions, we could not re-elect REIT status until the fifth calendar year after the year in which we failed to qualify as a REIT.
Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends, which could adversely affect the value of our common shares if they are perceived as less attractive investments.
A maximum 20% tax rate applies to “qualified” dividends payable to individual U.S. shareholders. Dividends payable by REITs, however, are generally not qualified dividends eligible for the reduced rates and are taxed at normal ordinary income tax rates, although non-corporate shareholders may be eligible to take a qualified business income deduction in an amount equal to 20% of the dividends received from us. However, to the extent such dividends are attributable to certain dividends that we receive from one of our taxable REIT subsidiaries, such dividends generally will be eligible for the reduced rates that apply to qualified dividends. The more favorable rates applicable to regular corporate dividends could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common shares.

If our TRS lease agreements are not respected as true leases for U.S. federal income tax purposes, we would fail to qualify as a REIT.
One of the requirements for us to qualify as a REIT is that we are required to satisfy two gross income tests, pursuant to which specified percentages of our gross income must be passive income, such as rent. For the rent paid pursuant to the hotel leases with our TRSs, which constitutes substantially all of our gross income, to qualify for purposes of the gross income tests, the TRS lease agreements must be respected as true leases for U.S. federal income tax purposes and must not be treated as service contracts, joint ventures or some other type of arrangement. We attempt to structure our TRS lease agreements so that the leases will be respected as true leases for U.S. federal income tax purposes, but there can be no assurance that the IRS will agree with this characterization. If our TRS lease agreements are not respected as true leases for U.S. federal income tax purposes, we will not be able to satisfy either of the two gross income tests applicable to REITs and likely would lose our REIT qualification for U.S. federal income tax purposes.
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
If our hotel managers do not qualify as “eligible independent contractors,” or if our hotels are not “qualified lodging facilities,” we would fail to qualify as a REIT.
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
Common share and preferred share ownership limits
Our declaration of trust provides that, unless an exemption were to be granted by our board of trustees, no person may directly or indirectly own more than 9.8% in value or in number of shares, whichever is more restrictive, of the aggregate outstanding common shares or more than 9.8% in value or in number of shares, whichever is more restrictive, of the aggregate preferred shares of any class or series then outstanding. These ownership limitations, as well as certain other limits intended to protect our REIT qualification, may prevent an acquisition of control of the Trust by a third party without our board of trustees’ approval, even if our shareholders believe the change of control is in their interest.

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
Our ownership limitations may restrict or prevent you from engaging in certain transfers of our shares.
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
A REIT may own up to 100% of the equity interest of an entity that is a corporation for U.S. federal income tax purposes if the entity is a TRS. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross operating income from hotel operations pursuant to hotel management agreements. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation.
Our TRSs will pay U.S. federal income tax and applicable state and local income tax on its taxable income, and its after-tax net income will be available for distribution to us but is not required to be distributed by such TRSs to us. We believe that the aggregate value of the stock and securities of our TRSs have been and will be less than 20% of the value of our total assets (including our TRSs’ stock and securities). Furthermore, we monitor the value of our investments in our TRSs for the purpose of ensuring compliance with TRS ownership limitations. There can be no assurance, however, that we will be able to comply with the TRS ownership limitations discussed above.
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
The REIT provisions of the Internal Revenue Code substantially limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets does not constitute “gross income” for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-

qualifying income for purposes of both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because the TRSs would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses generated by our TRSs will generally not provide any tax benefit, except for being carried forward against future taxable income generated by those TRSs.
The ability of our board of trustees to revoke our REIT qualification without shareholder approval may cause adverse consequences to our shareholders.
Our declaration of trust provides that our board of trustees may revoke or otherwise terminate our REIT election, without the approval of our shareholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. If we cease to be a REIT, we would become subject to U.S. federal income tax on our REIT taxable income and would no longer be required to distribute most of our REIT taxable income to our shareholders, which may have adverse consequences on our total return to our shareholders.
The ability of our board of trustees to change our major corporate policies may not be in your interest.
Our board of trustees determines our major corporate policies, including our acquisition, disposition, financing, growth, operations and distribution policies. Our board may amend or revise these and other policies from time to time without the vote or consent of our shareholders.
If we fail to maintain an effective system of internal controls, we may not be able to accurately determine our financial results or prevent fraud. As a result, our shareholders could lose confidence in our financial results, which could harm our business and the trading price of our common shares.
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
We are generally required to distribute to our shareholders at least 90% of our REIT taxable income (subject to certain adjustments and excluding any net capital gains) each year for us to maintain our qualification as a REIT under the Internal Revenue Code, which requirement we currently intend to satisfy, and we must distribute 100% of our REIT taxable income, including capital gains, to eliminate U.S. federal tax liability. To the extent we satisfy the 90% distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal income tax on our undistributed REIT taxable income.
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

•
unforeseen events beyond our control, such as terrorist attacks, travel related health concerns including pandemics and epidemics, such as Zika, H1N1 influenza (swine flu), avian bird flu, SARS, and Ebola, civil unrest, political instability, regional hostilities, increases in fuel prices, imposition of taxes or surcharges by regulatory authorities, travel related accidents and unusual weather patterns, including natural disasters, such as hurricanes, tsunamis, earthquakes, floods or fires.

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
In the future, we may decide to issue equity securities ranking senior to our common shares. In addition, we may decide to issue debt securities in the future ranking senior to our common and any preferred shares, and it is possible that these securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common shares and may result in dilution to owners of our common shares. We and, indirectly, our shareholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future issuances. Thus holders of our shares will bear the risk of future issuances reducing the market price of our shares, lowering the per share amount of distributions we may pay and diluting the value of their investment in us.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
As of February 9, 2018, we owned the following 21 hotels:

Hotel		Number of Rooms	Location
1	Hyatt Regency Boston	502	Boston, MA
2	Hilton Checkers Los Angeles	193	Los Angeles, CA
3	Boston Marriott Newton	430	Newton, MA
4	Le Meridien San Francisco	360	San Francisco, CA
5	Homewood Suites Seattle Convention Center	195	Seattle, WA
6	W Chicago – City Center	403	Chicago, IL
7	Hotel Indigo San Diego Gaslamp Quarter	210	San Diego, CA
8	Courtyard Washington Capitol Hill/Navy Yard	204	Washington, DC
9	Hotel Adagio San Francisco, Autograph Collection	171	San Francisco, CA
10	Hilton Denver City Center	613	Denver, CO
11	Hyatt Herald Square New York	122	New York, NY
12	W Chicago – Lakeshore	520	Chicago, IL
13	Hyatt Regency Mission Bay Spa and Marina	429	San Diego, CA
14	Hyatt Place New York Midtown South	185	New York, NY
15	W New Orleans – French Quarter	97	New Orleans, LA
16	Le Meridien New Orleans	410	New Orleans, LA
17	Hyatt Centric Fisherman's Wharf	316	San Francisco, CA
18	Hyatt Centric Santa Barbara	200	Santa Barbara, CA
19	JW Marriott San Francisco Union Square	344	San Francisco, CA
20	Royal Palm South Beach Miami, a Tribute Portfolio Resort	393	Miami Beach, FL
21	Ace Hotel and Theater Downtown Los Angeles	182	Los Angeles, CA
	Total number of rooms	6,479
In addition, we lease our headquarters office space located in Arlington, Virginia.

Item 3.	Legal Proceedings
We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common shares trade on the New York Stock Exchange (the "NYSE") under the symbol “CHSP”. The closing price of our common shares on the NYSE on December 29, 2017 was $27.09 per share. The following table sets forth, for the periods indicated, the high and low sales prices as reported on the NYSE and dividends declared per common share:

	Price Range		Dividends Declared
	High	Low
2017
First quarter	$26.92	$22.89	$0.40
Second quarter	$25.38	$22.55	$0.40
Third quarter	$27.46	$24.08	$0.40
Fourth quarter	$29.36	$26.65	$0.40
2016
First quarter	$27.18	$21.55	$0.40
Second quarter	$26.45	$21.93	$0.40
Third quarter	$26.28	$22.52	$0.40
Fourth quarter	$27.08	$20.81	$0.40

Shareholder Information
As of February 9, 2018, there were 24 registered holders of record of our common shares. This figure does not include beneficial owners who hold shares in nominee form.
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
The following characterizes distributions paid per share for the years ended December 31, 2017 and 2016:

	2017		2016
	$	%	$	%
Common shares:
Ordinary income	$1.284372	80.28%	$1.415000	88.44%
Return of capital	0.226452	14.15%	0.175972	11.00%
Capital gain distribution	0.089176	5.57%	0.009028	0.56%
	$1.600000	100.00%	$1.600000	100.00%

Preferred shares:
Ordinary income	$0.915919	93.51%	$1.925216	99.37%
Return of capital	—	—	—	—
Capital gain distribution	0.063595	6.49%	0.012284	0.63%
	$0.979514	100.00%	$1.937500	100.00%
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
The terms of our revolving credit facility and unsecured term loan also limit our ability to make distributions to our shareholders. Under the terms of the revolving credit facility and unsecured term loan, provided no event of default thereunder has occurred, we may make distributions to our common and preferred shareholders so long as the payments, together with any previous such cash payments in the same fiscal year, are not in excess of the greater of (1) 90% of our funds from operations during such fiscal year and (2) the amount required (on an annualized basis) for us to maintain our status as a REIT.
Issuer Purchases of Equity Securities
The following table provides information about our purchase of our common shares during the three months ended December 31, 2017 (in thousands, except share and per share data):

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 1, 2017—October 31, 2017	—	$—	—	$100,000
November 1, 2017—November 30, 2017	—	$—	—	$100,000
December 1, 2017—December 31, 2017	415	$28.25	—	$100,000
	415	$28.25	—

(1)
We provide employees, who have been issued restricted common shares, the option of selling shares to us to satisfy the minimum statutory tax withholding requirements on the date their shares vest. The common shares repurchased during the three months ended December 31, 2017 related to such repurchases.

(2)
On September 29, 2015, our board of trustees authorized a share repurchase program pursuant to which we may acquire up to $100.0 million of our common shares. The repurchase program expires in September 2018, but may be suspended or discontinued at any time, and does not obligate us to acquire any particular amount of our shares. As of December 31, 2017, we have not repurchased any common shares under the share repurchase program.

Item 6.	Selected Financial Data
The following table includes selected historical data and financial information and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto, both included elsewhere in this Form 10-K (in thousands, except hotel, share and per share data).

	As of December 31,
	2017	2016	2015	2014	2013
Hotel Portfolio Data:
Number of hotels	21	22	22	20	20
Number of hotel rooms	6,479	6,694	6,699	6,116	5,932

Balance Sheet Data:
Cash and cash equivalents	$44,314	$43,060	$50,544	$29,326	$28,713
Restricted cash	30,602	36,128	40,361	43,387	34,235
Investments in hotels, net	1,858,473	1,918,704	1,963,358	1,617,419	1,461,220
Total assets	1,975,360	2,035,374	2,087,766	1,713,871	1,547,657
Long-term debt	829,552	737,310	769,748	545,659	525,270
Total shareholders’ equity	1,048,428	1,188,675	1,209,557	1,081,982	946,557

	Year Ended December 31,
	2017	2016	2015	2014	2013
Statement of Operations Data:
Revenues	$598,267	$619,699	$582,624	$477,980	$420,177
Hotel operating expenses, excluding depreciation and amortization	395,306	415,398	391,502	324,882	284,963
Corporate general and administrative	19,050	19,167	18,046	15,557	13,125
Hotel acquisition costs	—	—	854	3,622	4,222
Net income	76,235	76,706	67,508	60,954	45,318
Net income available per common share:
Basic	1.12	1.13	1.00	1.01	0.75
Diluted	1.11	1.13	0.99	1.00	0.75
Cash dividends declared per common share	1.60	1.60	1.50	1.20	1.00
Weighted-average common shares outstanding:
Basic	59,029,490	58,717,647	57,474,256	50,488,007	47,295,089
Diluted	59,255,244	58,717,647	57,926,399	50,890,861	47,295,089

Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	143,535	159,570	151,713	119,634	99,962
Investing activities	(3,534)	(25,754)	(289,005)	(209,816)	(361,558)
Financing activities	(138,747)	(141,300)	158,510	90,795	257,115

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Trust was organized as a self-advised REIT in the state of Maryland in June 2009, with a focus on investments primarily in upper-upscale hotels in major business and convention markets and, on a selective basis, premium select-service hotels in urban settings or unique locations in the U.S. We completed our IPO in January 2010 and own the following 21 hotels as of the date of this filing:

Hotel		Location	Rooms	Acquisition Date
1	Hyatt Regency Boston	Boston, MA	502	March 18, 2010
2	Hilton Checkers Los Angeles	Los Angeles, CA	193	June 1, 2010
3	Boston Marriott Newton	Newton, MA	430	July 30, 2010
4	Le Meridien San Francisco	San Francisco, CA	360	December 15, 2010
5	Homewood Suites Seattle Convention Center	Seattle, WA	195	May 2, 2011
6	W Chicago – City Center	Chicago, IL	403	May 10, 2011
7	Hotel Indigo San Diego Gaslamp Quarter	San Diego, CA	210	June 17, 2011
8	Courtyard Washington Capitol Hill/Navy Yard	Washington, DC	204	June 30, 2011
9	Hotel Adagio San Francisco, Autograph Collection	San Francisco, CA	171	July 8, 2011
10	Hilton Denver City Center	Denver, CO	613	October 3, 2011
11	Hyatt Herald Square New York	New York, NY	122	December 22, 2011
12	W Chicago – Lakeshore	Chicago, IL	520	August 21, 2012
13	Hyatt Regency Mission Bay Spa and Marina	San Diego, CA	429	September 7, 2012
14	Hyatt Place New York Midtown South	New York, NY	185	March 14, 2013
15	W New Orleans – French Quarter	New Orleans, LA	97	March 28, 2013
16	Le Meridien New Orleans	New Orleans, LA	410	April 25, 2013
17	Hyatt Centric Fisherman's Wharf	San Francisco, CA	316	May 31, 2013
18	Hyatt Centric Santa Barbara	Santa Barbara, CA	200	June 27, 2013
19	JW Marriott San Francisco Union Square	San Francisco, CA	344	October 1, 2014
20	Royal Palm South Beach Miami, a Tribute Portfolio Resort	Miami Beach, FL	393	March 9, 2015
21	Ace Hotel and Theater Downtown Los Angeles	Los Angeles, CA	182	April 30, 2015
			6,479

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
Executive Summary
Our 21-hotel portfolio had a RevPAR decline of 2.4% in 2017 as compared to 2016, driven by a decrease in occupancy of 0.8 percentage points and a decrease in ADR of 1.5%. Our hotel portfolio underperformed the U.S. industry average RevPAR growth of 3.0%, as reported by STR. The underperformance was primarily a result of (1) several of our hotels undergoing guestroom renovations during 2017 which resulted in rooms out of service and thereby led to a decrease in occupancy at those hotels, (2) the negative impact on lodging demand in San Francisco (where approximately 18% of our hotel rooms are located) resulting from the temporary closure of the Moscone Center and (3) increases in lodging supply in certain of the major markets in which our hotels are located, specifically Chicago, Los Angeles, and New York. Given the decline in RevPAR, our hotel portfolio also experienced a decrease in Adjusted Hotel EBITDA and Adjusted Hotel EBITDA Margin in 2017 as compared to 2016.
We believe the headwinds we experienced throughout 2017 will provide tailwinds for our hotel portfolio for the coming several years starting in 2018. With the completion of the guestroom renovations at the JW Marriott San Francisco Union Square, the Hilton Denver City Center and the Boston Marriott Newton, the renovated hotels are now better positioned in their respective markets with their enhanced product offerings. In addition, we replaced the brand management company operating the Hilton Denver City Center subsequent to the completion of its renovation, which we believe will further increase cash flow at that hotel. The temporary closure of the Moscone Center, which persisted for approximately six months, ended in September 2017. The expanded Moscone Center will enable San Francisco to attract larger city wide events and groups in the future. Lastly, we disposed of The Hotel Minneapolis, Autograph Collection, a hotel located in a non-core and an underperforming market that is continuing to experience a significant increase in lodging supply, during the year for an attractive sale price.
We remain committed to maximizing cash flows from our hotel portfolio by driving optimum results, increasing operational efficiencies, and investing in the physical quality and positioning of our hotels. We believe our hotel portfolio, which is concentrated in the central business districts of top U.S. lodging markets, remains well positioned for future performance and long-term real estate value appreciation.
Results of Operations
Comparison of years ended December 31, 2017 and 2016
Results of operations for the year ended December 31, 2017 include the operating activity of 21 hotels for the full year and one hotel for part of the year, whereas the results of operations for the year ended December 31, 2016 include the operating activity of 22 hotels for the full year. We use the term “comparable hotel portfolio” to refer to those hotels owned for the entirety of the two periods being compared and the term “non-comparable hotel portfolio” to refer to those hotels either acquired or sold in either of the two periods being compared. For the years ended December 31, 2017 and 2016, the comparable hotel portfolio includes the 21 hotels owned as of December 31, 2017 and the non-comparable hotel portfolio includes The Hotel Minneapolis, Autograph Collection, which was sold on November 8, 2017.
Revenues—Total revenue for the year ended December 31, 2017 was $598.3 million, of which $587.7 million was contributed by the comparable hotel portfolio and $10.6 million was contributed by the non-comparable hotel portfolio. Total revenue for the year ended December 31, 2016 was $619.7 million, of which $605.9 million was contributed by the comparable hotel portfolio and $13.8 million was contributed by the non-comparable hotel portfolio. The decrease in total revenue for the comparable hotel portfolio was $18.2 million. Approximately 57% of the decrease was related to the JW Marriott San Francisco Union Square, the Boston Marriott Newton, and the Hyatt Regency Mission Bay Spa and Marina, all of which were undergoing guestroom renovations during a portion of the year ended December 31, 2017. The remainder of the decrease was primarily related to our hotels located in San Francisco, Chicago, Los Angeles, and Miami. The decrease in total revenue from our hotels located in San Francisco was a result of demand from customers being negatively impacted by the temporary closure of the Moscone Center and the resultant decrease in city wide events. The decrease in total revenue from our hotel located in Miami was a result of demand from customers being negatively impacted by concerns of the Zika virus and Hurricane Irma. The decreases in total revenue at our hotels located in Chicago and Los Angeles were a result of increases in lodging supply in those markets that exceeded their respective increases in lodging demand during the year ended December 31, 2017 as compared to the year ended December 31, 2016. The aforementioned decreases in total revenue were offset partially by increases in total revenue from our hotels located in Seattle, downtown San Diego, Denver and Washington, DC.
Hotel operating expenses—Hotel operating expenses, excluding depreciation and amortization, for the year ended December 31, 2017 was $395.3 million, of which $387.4 million was contributed by the comparable hotel portfolio and $7.9 million was contributed by the non-comparable hotel portfolio. Hotel operating expenses, excluding depreciation and amortization, for the year ended December 31, 2016 was $415.4 million, of which $406.1 million was contributed by the comparable hotel portfolio and $9.3 million was contributed by the non-comparable hotel portfolio. The decrease in total hotel operating expenses for the comparable hotel portfolio was $18.7 million, of which $14.3 million related to a write-off of an unfavorable contract liability and a settlement gain resulting from the change in management at the Hilton Denver City Center (formerly the Denver Marriott City Center) during the year ended December 31, 2017. Specifically driving the remainder of the decrease of $4.4 million were decreases in rooms expense, food and beverage expense, and the following indirect hotel operating expenses: administrative and general, advertising and sales, and base and incentive management fees. Credit card commissions (included within administrative and general), franchise fees, and base management fees are all variable hotel operating expenses calculated as a percentage of revenue, and therefore, decreased commensurately with the decrease in total revenue for the comparable hotel portfolio. Incentive management fees is a variable hotel operating expense directly associated with levels of profitability, and therefore, decreased commensurately with the decrease in profitability associated with the decrease in total revenue for the comparable hotel portfolio. The decreases in the aforementioned expenses were partially offset by an increase in property and other taxes. The increase in property and other taxes is partially related to a reassessment during the year ended December 31, 2017 of the real property value of the JW Marriott San Francisco Union Square as a result of our acquisition of the hotel in October 2014, and a significant increase during the year ended December 31, 2017 in the assessment of the real property value of the Hilton Denver City Center.
Depreciation and amortization—Depreciation and amortization expense for the years ended December 31, 2017 and 2016 was $76.2 million and $74.7 million, respectively. The increase in depreciation and amortization expense was primarily attributable to the guestroom renovations completed during the year ended December 31, 2017.
Air rights contract amortization—Air rights contract amortization expense associated with the Hyatt Regency Boston for each of the years ended December 31, 2017 and 2016 was $0.5 million.
Corporate general and administrative—Corporate general and administrative expense for the years ended December 31, 2017 and 2016 was $19.1 million and $19.2 million, respectively. Included in corporate general and administrative expense for the years ended December 31, 2017 and 2016 was $7.5 million and $9.5 million, respectively, of non-cash share-based compensation expense. The decrease in non-cash share-based compensation expense related to a decrease in the number of annual tranches of restricted common shares previously granted to employees being amortized during the year ended December 31, 2017 as compared to the year ended December 31, 2016. The aforementioned decrease in non-cash share-based compensation expense was partially offset by an increase in accrued incentive compensation for employees.
Interest expense—Interest expense for the years ended December 31, 2017 and 2016 was $33.9 million and $31.8 million, respectively. The increase in interest expense was primarily related to the increase in long-term debt outstanding, reflecting the use of debt to fund the redemption of the 7.75% Series A Cumulative Redeemable Preferred Shares in July 2017.
Gain on sale of hotel—Gain on sale of hotel for the year ended December 31, 2017 was $6.1 million and related to the sale of The Hotel Minneapolis, Autograph Collection in November 2017, whereas the gain on sale of hotel for the year ended December 31, 2016 was $0.6 million and related to the sale of the separate, five-room villa building and related land parcel at the Hyatt Centric Santa Barbara in April 2016.
Income tax expense—Income tax expense for the years ended December 31, 2017 and 2016 was $3.1 million and $2.0 million, respectively. Income tax expense is directly related to taxable income generated by our TRSs during the period, except that for the year ended December 31, 2017, income tax expense also includes a $1.1 million non-cash adjustment to our deferred tax assets and liabilities resulting from the enactment of the Tax Cuts and Jobs Act.
Preferred share dividends—Preferred share dividends for the years ended December 31, 2017 and 2016 was $5.3 million and $9.7 million, respectively. The decrease in preferred share dividends is directly related to the full redemption of the 7.75% Series A Cumulative Redeemable Preferred Shares in July 2017.

Write-off of issuance costs of redeemed preferred shares—Write-off of issuance costs of redeemed preferred shares for the year ended December 31, 2017 of $4.4 million related to the full redemption of the 7.75% Series A Cumulative Redeemable Preferred Shares in July 2017.
Comparison of years ended December 31, 2016 and 2015
Results of operations for the year ended December 31, 2016 include the operating activity of 22 hotels for the full year, whereas the results of operations for the year ended December 31, 2015 include the operating activity of 20 hotels for the full year and two hotels for part of the year. We use the term "comparable hotel portfolio" to refer to those hotels owned for the entirety of the two periods being compared and the term "non-comparable hotel portfolio" to refer to those hotels either acquired or sold in either of the two periods being compared. For the years ended December 31, 2016 and 2015, the comparable hotel portfolio includes 20 of the 22 hotels owned as of December 31, 2016 and the non-comparable hotel portfolio includes the Royal Palm South Beach Miami, a Tribute Portfolio Resort and the Ace Hotel and Theater Downtown Los Angeles, both of which were acquired during the year ended December 31, 2015.
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
Hotel operating expenses—Hotel operating expenses, excluding depreciation and amortization, for the year ended December 31, 2016 was $415.4 million, of which $369.9 million was contributed by the comparable hotel portfolio and $45.5 million was contributed by the non-comparable hotel portfolio. Hotel operating expenses, excluding depreciation and amortization, for the year ended December 31, 2015 was $391.5 million, of which $358.3 million was contributed by the comparable hotel portfolio and $33.2 million was contributed by the non-comparable hotel portfolio. The increase in total hotel operating expenses for the comparable hotel portfolio of $11.6 million was primarily a result of the increase in corresponding total revenue for the comparable hotel portfolio. Specifically driving the increase in total hotel operating expenses were rooms expense, food and beverage expense and the following indirect hotel operating expenses: administrative and general, advertising and sales, repairs and maintenance, franchise fees, and management fees. Credit card commissions (included within administrative and general), brand marketing fees (included within advertising and sales), franchise fees and management fees are all variable hotel operating expenses calculated as a percentage of revenue and, therefore, increased commensurately with the increase in total revenues.
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
Preferred share dividends—Preferred share dividends for each of the years ended December 31, 2016 and 2015 was $9.7 million.
Hotel operating results
We use the term "comparable" to refer to metrics that include only those hotels owned for the entirety of the two periods being compared. Since The Hotel Minneapolis, Autograph Collection was sold on November 8, 2017, it has been excluded from the hotel portfolio metrics below. As such, we are reporting key operating metrics for a 21-hotel portfolio. Included in the following table are comparisons of occupancy, ADR, RevPAR, Adjusted Hotel EBITDA, and Adjusted Hotel EBITDA Margin for the 21-hotel portfolio for the years ended December 31, 2017 and 2016 (in thousands, except for ADR and RevPAR):

	Year Ended December 31,
	2017	2016	Change
Comparable Occupancy	83.1%	83.9%	(80) bps
Comparable ADR	$225.21	$228.58	(1.5)%
Comparable RevPAR	$187.22	$191.89	(2.4)%

Comparable Adjusted Hotel EBITDA	$185,862	$199,169	(6.7)%
Comparable Adjusted Hotel EBITDA Margin	31.6%	32.9%	(130) bps
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
Hotel EBITDA—Hotel EBITDA is defined as net income before interest, income taxes, depreciation and amortization, air rights amortization, corporate general and administrative, and hotel acquisition costs. We believe that Hotel EBITDA provides investors a useful financial measure to evaluate our hotel operating performance, excluding the impact of our capital structure (primarily interest), our asset base (primarily depreciation and amortization), and our corporate-level expenses (corporate general and administrative and hotel acquisition costs).
Adjusted Hotel EBITDA—We further adjust Hotel EBITDA for certain additional recurring and non-recurring items. Specifically, we adjust for non-cash amortization of intangible assets and liabilities, including ground lease assets and unfavorable contract liabilities, deferred franchise costs, and deferred key money, all of which are recurring items, and gains (losses) from sales of real estate, which is a non-recurring item. For the year ended December 31, 2017, we also adjusted for the non-recurring impact resulting from the change in management at the Hilton Denver City Center (formerly the Denver Marriott City Center), which included a non-cash write-off of an unfavorable contract liability, a settlement gain, and transition-related expenses. We believe that Adjusted Hotel EBITDA provides investors with another useful financial measure to evaluate our hotel operating performance, excluding the effect of these items.
Adjusted Hotel EBITDA Margin—Adjusted Hotel EBITDA Margin is defined as Adjusted Hotel EBITDA as a percentage of total revenues. We believe that Adjusted Hotel EBITDA Margin provides investors another useful measure to evaluate our hotel operating performance.

The following table reconciles net income to Hotel EBITDA, Adjusted Hotel EBITDA, and Adjusted Hotel EBITDA Margin for the years ended December 31, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2017	2016
Net income	$76,235	$76,706
Add: Interest expense	33,939	31,846
Income tax expense	3,089	1,999
Depreciation and amortization	76,230	74,661
Air rights contract amortization	520	520
Corporate general and administrative	19,050	19,167
Hotel EBITDA	209,063	204,899
Less: Non-cash amortization(1)	(594)	(620)
Hilton Denver City Center change in management(2)	(13,769)	—
Gain on sale of hotel	(6,102)	(598)
Adjusted Hotel EBITDA	188,598	203,681
Less: Hotel EBITDA of hotel sold(3)	(2,736)	(4,512)
Comparable Adjusted Hotel EBITDA(4)	$185,862	$199,169

Total revenue	$598,267	$619,699
Less: Total revenue of hotel sold(3)	(10,601)	(13,832)
Comparable total revenue(4)	$587,666	$605,867

Comparable Adjusted Hotel EBITDA Margin(4)	31.6%	32.9%

(1)	Reflects non-cash amortization of ground lease asset, deferred franchise costs, deferred key money, and unfavorable contract liability.

(2)
Reflects (1) a non-cash write-off of an unfavorable contract liability, (2) a settlement gain, and (3) transition-related expenses, all of which are in connection with the change in management at the Hilton Denver City Center (formerly the Denver Marriott City Center).

(3)	Reflects results of operations for The Hotel Minneapolis, Autograph Collection, which was sold on November 8, 2017.

(4)	We use the term "comparable" to refer to metrics that include only those hotels owned for the entirety of the two periods being compared.
Corporate EBITDA—Corporate EBITDA is defined as net income before interest, income taxes, and depreciation and amortization. We believe that Corporate EBITDA provides investors a useful financial measure to evaluate our operating performance, excluding the impact of our capital structure (primarily interest expense) and our asset base (primarily depreciation and amortization).
Adjusted Corporate EBITDA—We further adjust Corporate EBITDA for certain additional recurring and non-recurring items. Specifically, we adjust for hotel acquisition costs and non-cash amortization of intangible assets and liabilities, including air rights contracts, ground lease assets and unfavorable contract liabilities, deferred franchise costs, and deferred key money, all of which are recurring items, and gains (losses) from sales of real estate, which is a non-recurring item. For the year ended December 31, 2017, we also adjusted for the non-recurring impact resulting from the change in management at the Hilton Denver City Center (formerly the Denver Marriott City Center), which included a non-cash write-off of an unfavorable contract liability, a settlement gain, and transition-related expenses. We believe that Adjusted Corporate EBITDA provides investors with another financial measure of our operating performance that provides for greater comparability of our core operating results between periods.

The following table reconciles net income to Corporate EBITDA and Adjusted Corporate EBITDA for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net income	$76,235	$76,706	$67,508
Add: Interest expense	33,939	31,846	31,856
Income tax expense	3,089	1,999	2,595
Depreciation and amortization	76,230	74,661	69,743
Corporate EBITDA	189,493	185,212	171,702
Add: Hotel acquisition costs	—	—	854
Less: Non-cash amortization(1)	(74)	(101)	(51)
Hilton Denver City Center change in management(2)	(13,769)	—	—
Gain on sale of hotel	(6,102)	(598)	—
Adjusted Corporate EBITDA	$169,548	$184,513	$172,505

(1)	Reflects non-cash amortization of ground lease asset, deferred franchise costs, deferred key money, unfavorable contract liability, and air rights contract.

(2)
Reflects (1) a non-cash write-off of an unfavorable contract liability, (2) a settlement gain, and (3) transition-related expenses, all of which are in connection with the change in management at the Hilton Denver City Center (formerly the Denver Marriott City Center).

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
AFFO available to common shareholders—We further adjust FFO available to common shareholders for certain additional recurring and non-recurring items that are not in NAREIT’s definition of FFO. Specifically, we adjust for hotel acquisition costs and non-cash amortization of intangible assets and liabilities, including air rights contracts, ground lease assets and unfavorable contract liabilities, deferred franchise costs, and deferred key money, all of which are recurring items, and the write-off of issuance costs of redeemed preferred shares, which is a non-recurring item. For the year ended December 31, 2017, we also adjusted for (1) the impact, net of tax, resulting from the change in management at the Hilton Denver City Center (formerly the Denver Marriott City Center), which included a non-cash write-off of an unfavorable contract liability, a settlement gain, and transition-related expenses and (2) the non-cash adjustment to our deferred tax assets and liabilities resulting from the enactment of the Tax Cuts and Jobs Act, both of which are non-recurring items. We believe that AFFO available to common shareholders provides investors with another financial measure of our operating performance that provides for greater comparability of our core operating results between periods.

The following table reconciles net income to FFO, FFO available to common shareholders, and AFFO available to common shareholders for the years ended December 31, 2017, 2016 and 2015 (in thousands, except per share amounts):

	Year Ended December 31,
	2017	2016	2015
Net income	$76,235	$76,706	$67,508
Add: Depreciation and amortization	76,230	74,661	69,743
Less: Gain on sale of hotel	(6,102)	(598)	—
FFO	146,363	150,769	137,251
Less: Preferred share dividends	(5,274)	(9,688)	(9,688)
Write-off of issuance costs of redeemed preferred shares	(4,419)	—	—
Dividends declared on unvested time-based awards	(494)	(561)	(560)
Undistributed earnings allocated to unvested time-based awards	—	—	—
FFO available to common shareholders	136,176	140,520	127,003
Add: Write-off of issuance costs of redeemed preferred shares	4,419	—	—
Tax Cuts and Jobs Act income tax adjustment	1,057	—	—
Hotel acquisition costs	—	—	854
Less: Non-cash amortization(1)	(74)	(101)	(51)
Hilton Denver City Center change in management(2)	(13,018)	—	—
AFFO available to common shareholders	$128,560	$140,419	$127,806

FFO available per common share:
Basic	$2.31	$2.39	$2.21
Diluted	$2.30	$2.39	$2.19
AFFO available per common share:
Basic	$2.18	$2.39	$2.22
Diluted	$2.17	$2.39	$2.21

(1)	Reflects non-cash amortization of ground lease asset, deferred franchise costs, deferred key money, unfavorable contract liability, and air rights contract.

(2)
Reflects (1) a non-cash write-off of an unfavorable contract liability, (2) a settlement gain, and (3) transition-related expenses, all of which are in connection with the change in management at the Hilton Denver City Center (formerly the Denver Marriott City Center).

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

Sources and Uses of Cash
For the year ended December 31, 2017, net cash flows from operating activities were $143.5 million; net cash flows used in investing activities were $3.5 million, including $55.1 million for improvements and additions to our hotels, offset by proceeds of $46.0 million from the disposition of The Hotel Minneapolis, Autograph Collection, and a decrease in restricted cash of $5.5 million; and net cash flows used in financing activities were $138.7 million, including $137.7 million in scheduled principal payments on mortgage debt, $125.0 million for the redemption of preferred shares, and $103.2 million in dividend payments to common and preferred shareholders, offset by proceeds of $225.0 million from the issuance of an unsecured term loan and a net borrowing of $5.0 million under our revolving credit facility. As of December 31, 2017, we had cash and cash equivalents of $44.3 million.

Liquidity and Capital Resources
We expect our primary source of cash to meet operating requirements, including payment of dividends in accordance with the

REIT requirements of the U.S. federal income tax laws, payment of interest on any borrowings and funding of any capital expenditures, will be from our hotels’ results of operations and existing cash and cash equivalent balances. We currently expect that our operating cash flows will be sufficient to fund our continuing operations. We also expect to use existing restricted cash balances and borrowings under our revolving credit facility to partially fund any capital expenditures. We intend to incur indebtedness to supplement our investment capital and to maintain flexibility to respond to industry conditions and opportunities. We are targeting an overall debt level of approximately 40% of the aggregate value of all of our hotels, as calculated in accordance with our revolving credit facility; as of December 31, 2017, our overall debt level was 39.2% under this calculation.
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
As of the date of this filing, we have approximately $31.0 million of cash and cash equivalents, approximately $30.6 million of restricted cash, and total borrowing availability of $300.0 million under our revolving credit facility, of which $220.0 million remains available. See Note 7, "Long-Term Debt," to our consolidated financial statements for additional information relating to our revolving credit facility and other long-term debt.

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
From time to time, certain of our hotels may be undergoing renovations as a result of our decision to upgrade portions of the hotels, such as guestrooms, meeting space, and/or restaurants, in order to better compete with other hotels in our markets. As of December 31, 2017, none of our hotels were undergoing comprehensive renovations. In addition, often after we acquire a hotel, we are required to complete a property improvement plan (“PIP”) in order to bring the hotel up to the respective franchisor’s standards. If permitted by the terms of the management agreement, funding for a renovation will first come from the FF&E reserve. To the extent that the FF&E reserve is not adequate to cover the cost of the renovation, we will fund the remaining portion of the renovation with cash and cash equivalents or available borrowings under our revolving credit facility.

Contractual Obligations
The following table sets forth our contractual obligations as of December 31, 2017, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands). There were no other material off-balance sheet arrangements at December 31, 2017.

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Revolving credit facility, including interest(1)	$67,603	$2,070	$65,533	$—	$—
Term loan, including interest(1)	259,705	7,902	15,826	235,977	—
Secured loans, including interest	667,679	35,034	190,821	109,139	332,685
Corporate office lease	1,363	289	601	473	—
Ground leases(2)	205,488	4,101	8,201	8,213	184,973
	$1,201,838	$49,396	$280,982	$353,802	$517,658

(1)
Assumes no additional borrowings and interest payments are based on the interest rate in effect at December 31, 2017. Also assumes that no extension options, if any, are exercised. See Note 7, "Long-Term Debt," to our consolidated financial statements for additional information relating to our revolving credit facility and term loan.

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

New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued updated accounting guidance for recognition of revenue from contracts with customers. The comprehensive new accounting guidance supersedes previous revenue recognition guidance and requires revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. In July 2015, the FASB delayed the effective date of the new accounting guidance to be for interim and annual periods beginning on or after December 15, 2017. The new accounting guidance is to be applied on a retrospective or a modified retrospective basis. We adopted the new accounting guidance on January 1, 2018 on a modified retrospective basis. Based on our completed assessment of this updated accounting guidance, it does not materially affect the amount or timing of revenue recognition for room sales, food and beverage sales, or other hotel departmental revenues because of the short-term, day to day nature of those revenues and we did not recognize any cumulative-effect adjustment as a result of adopting this new accounting guidance. Furthermore, we do not expect the updated accounting guidance to materially impact the recognition of or accounting for disposition of hotels, since we primarily dispose of hotels to third parties in exchange for cash with few contingencies.
In November 2016, the FASB issued updated accounting guidance which requires the consolidated statements of cash flows to explain the change during the period in the total of cash, cash equivalents and restricted cash. Therefore, restricted cash should be included within cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the consolidated statements of cash flows. The new accounting guidance is effective for interim and annual periods beginning after December 15, 2017 and is to be applied on a retrospective basis. We adopted the new accounting guidance on January 1, 2018. The adoption of this guidance will change the presentation of restricted cash in the consolidated statements of cash flows; however, we do not believe that the adoption of this guidance will have a material impact on the consolidated financial statements.
In January 2017, the FASB issued updated accounting guidance to clarify the definition of a business. The new accounting guidance adds further guidance that assists entities in evaluating whether a transaction should be accounted for as an acquisition of (or disposal of) an asset or a business. Under the new accounting guidance, when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the integrated set of assets and activities is not a business. The new accounting guidance is effective for interim and annual periods beginning after December 15, 2017 (early adoption is permitted) and is to be applied prospectively. We adopted the new accounting guidance on January 1, 2018. The adoption of this guidance would result in the capitalization of hotel acquisition costs to the extent we complete a future acquisition that is determined to be an acquisition of an asset rather than a business, which may have a material impact on our results of operations.
In February 2016, the FASB issued updated accounting guidance which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new accounting guidance requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similarly to existing guidance for operating leases. This new accounting guidance is effective for annual periods beginning after December 15, 2018 (early adoption is permitted) and is to be applied on a modified retrospective approach. We are in the process of creating an inventory of our leases and analyzing our current ground lease agreements. We expect to record assets and liabilities on our consolidated balance sheets associated with our ground lease agreements under the new accounting guidance; however, we are still evaluating the impact that this guidance will have on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
We earn interest income primarily from cash and cash equivalent balances. Based on our cash and cash equivalents as of December 31, 2017, if interest rates were to increase or decrease by 1.00%, our interest income would increase or decrease by approximately $0.4 million annually.
Amounts borrowed under our revolving credit facility currently bear interest at variable rates based on LIBOR plus 1.55% - 2.30% (the spread over LIBOR based on our consolidated leverage ratio). If prevailing LIBOR on any outstanding borrowings under our revolving credit facility were to increase or decrease by 1.00%, the increase or decrease in interest expense on our debt would increase or decrease future earnings and cash flows by approximately $0.7 million annually, assuming that the amount outstanding under our revolving credit facility was to remain at $65.0 million, the balance at December 31, 2017.

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
Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), we concluded that our internal control over financial reporting was effective as of December 31, 2017. The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their report which appears on page F-2 of this Form 10-K.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Information regarding our executive officers as of the date of the filing of this Form 10-K is presented below. Other information required pursuant to this item is incorporated by reference to our 2018 proxy statement under the captions “Proposal 1 Election of Trustees—Trustee Qualifications,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance and Board Matters.”
James L. Francis, 55, is our President and Chief Executive Officer and a Trustee, positions he has held since our formation. Prior to co-founding the Trust, Mr. Francis served as the President and Chief Executive Officer and a director of Highland Hospitality Corporation (“Highland”), positions that he held from Highland’s IPO in December 2003 to its sale in July 2007. Following the sale of Highland, Mr. Francis served as a consultant to the affiliate of JER Partners that acquired Highland until September 2008. Since September 2008, until our formation, Mr. Francis was a private investor. From June 2002 until joining Highland in December 2003, Mr. Francis served as the Chief Operating Officer, Chief Financial Officer and Treasurer of Barceló Crestline Corporation, and served as Executive Vice President and Chief Financial Officer of Crestline Capital Corporation, prior to its acquisition by Barceló, from December 1998 to June 2002. Prior to the spin-off of Crestline Capital from Host Hotels & Resorts, Inc. (formerly Host Marriott Corporation), Mr. Francis held various finance and strategic planning positions with Host Marriott and Marriott International, Inc. From June 1997 to December 1998, Mr. Francis held the position of Assistant Treasurer and Vice President Corporate Finance for Host Marriott, where he was responsible for Host Marriott’s corporate finance function, business strategy and investor relations. Over a period of ten years, Mr. Francis served in various capacities with Marriott International’s lodging business, including Vice President of Finance for Marriott Lodging from 1995 to 1997; Brand Executive, Courtyard by Marriott from 1994 to 1995; Controller for Courtyard by Marriott and Fairfield Inn from 1993 to 1994; Director of Finance and Strategic Planning for Courtyard by Marriott and Fairfield Inn from 1991 to 1993; and Director of Hotel Development Finance from 1987 to 1991. Mr. Francis received his B.A. in Economics and Business from Western Maryland College and earned an M.B.A. in Finance and Accounting from Vanderbilt University. Mr. Francis also currently serves on the board of trustees, as a member of the nominating and corporate governance committee, and as the compensation committee chairman for Gramercy Property Trust, a publicly traded REIT focused on acquiring, owning, and operating industrial and office properties, and from 2013 until its merger in December 2015 with Gramercy Property Trust Inc., served as a member of the board of trustees of Chambers Street Properties.
Douglas W. Vicari, 58, is our Executive Vice President and Chief Financial Officer and a Trustee, positions he has held since our formation. Prior to co-founding the Trust, Mr. Vicari served as a principal with Paramount Hotel Group, a hotel owner, developer and operator, from January 2009 to June 2009. Previously, Mr. Vicari served as Executive Vice President and Chief Financial Officer of Highland from September 2003 until its sale in July 2007. Prior to joining Highland, Mr. Vicari served as Senior Vice President and Chief Financial Officer of Prime Hospitality Corp., a former NYSE-listed company acquired by an affiliate of The Blackstone Group in 2004, from August 1998 to July 2003, and also served on the board of directors of Prime Hospitality Corp. from May 1999 to July 2003. Prior to his appointment as Chief Financial Officer, he served as Vice President and Treasurer of Prime Hospitality Corp. from January 1991 to July 1998, and was an instrumental member of the management team that led the company out of bankruptcy in July 1992. From 1986 to 1991, Mr. Vicari was Director of Budgeting and Financial Planning for Prime Hospitality Corp, and was responsible for all budgeting, planning and forecasting. Prior to his tenure at Prime Hospitality Corp., Mr. Vicari held numerous management positions at Combustion Engineering (now a part of ABB Group) from 1981 to 1986. Mr. Vicari also served on the board of directors and as the audit committee chairman for Thunderbird Resorts Inc. (Euronext: TBIRD), a publicly traded gaming and lodging company, from 2007 to 2016. Mr. Vicari earned a B.S. in Accounting from the College of New Jersey and received his M.B.A. in Finance from Fairleigh Dickinson University.
D. Rick Adams, 54, is our Executive Vice President and Chief Operating Officer, positions he has held since March 2015. Prior to his appointment as Executive Vice President and Chief Operating Officer, he served as Executive Vice President and Chief Investment Officer from February 2014 to February 2015, and as Senior Vice President and Chief Investment Officer from November 2009 to January 2014. Prior to joining the Trust, Mr. Adams served as Senior Vice President of Asset Management for Highland from September 2004 until its sale in July 2007. Following the sale of Highland and until October 2009, Mr. Adams continued to serve as Senior Vice President and Head of Asset Management for the affiliate of JER Partners that acquired Highland. From October 1992 to September 2004, Mr. Adams served as Vice President of Regional Operations and Development Officer for the B.F. Saul Company, a privately owned real estate company located in Washington, DC that specializes in commercial real estate and hotel management and development. Prior to his tenure at B.F. Saul, from 1986 until September 1992, Mr. Adams held numerous operational and franchise development management positions at Holiday Inn Worldwide, known today as InterContinental Hotels Group PLC. Mr. Adams received a B.S. in Management from Indiana University.

Graham J. Wootten, 44, is our Senior Vice President, Chief Accounting Officer and Secretary, positions he has held since February 2010. Previously, Mr. Wootten served in several accounting roles, including Vice President and Controller, at Highland from December 2003 until its sale in July 2007 to an affiliate of JER Partners. Following the sale of Highland and until February 2010, Mr. Wootten served in finance and accounting roles for the affiliate of JER Partners that acquired Highland, last serving as its Chief Financial Officer. Prior to joining Highland, Mr. Wootten held various audit positions, including Audit Senior Manager, for PricewaterhouseCoopers LLP from 1995 until 2003. Mr. Wootten holds a BSBA in accounting from John Carroll University and is a Certified Public Accountant.

Item 11.	Executive Compensation
Information required pursuant to this item is incorporated by reference to our 2018 proxy statement under the captions “Executive Compensation” and “Corporate Governance and Board Matters.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Information required pursuant to this item is incorporated by reference to our 2018 proxy statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Plan Information.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information required pursuant to this item is incorporated by reference to our 2018 proxy statement under the captions “Certain Relationships and Related Transactions and Legal Proceedings” and “Corporate Governance and Board Matters.”

Item 14.	Principal Accounting Fees and Services
Information required pursuant to this item is incorporated by reference to our 2018 proxy statement under the caption “Proposal 2 Ratification of Independent Registered Public Accountants.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules

1.	Financial Statements
Included herein at pages F-1 through F-21.

2.	Financial Statement Schedules
The following financial statement schedule is included herein at page F-22:
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

3.1.2	Articles of Amendment to Articles of Amendment and Restatement of Declaration of Trust (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on May 22, 2017)

3.2	Amended and Restated Bylaws, as amended through December 15, 2016 (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on December 15, 2016)

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

10.8
Limited Partnership Agreement of Chesapeake Lodging, L.P. (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Registrant's Registration Statement on Form S-11 filed on October 5, 2010)

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

10.10
Promissory Note, dated July 27, 2012, by CHSP Denver LLC in favor of Western National Life Insurance Company (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2012)

10.11
Fee and Leasehold Deed of Trust and Security Agreement by CHSP Denver LLC, as grantor, to the Public Trustee of the (City and) County of Denver, Colorado, as trustee, for the use and benefit of Western National Life Insurance Company, as beneficiary, dated July 25, 2012 (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2012)

10.12
Loan Agreement, dated July 11, 2013, by and between CHSP San Francisco LLC, as borrower, and PNC Bank, National Association, as lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2013)

10.13
Loan Agreement, dated July 11, 2013, by and between CHSP Chicago LLC, as borrower, and Goldman Sachs Mortgage Company, as lender (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2013)

10.14
Loan Agreement, dated July 3, 2014, by and between CHSP 31st Street LLC and CHSP 36th Street LLC, as borrowers, and Goldman Sachs Mortgage Company, as lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2014)

10.15
Fourth Amended and Restated Credit Agreement, dated March 4, 2015, by and among Chesapeake Lodging, L.P., as borrower, the financial institutions party thereto and their assignees under section 13.6, as lenders, and Wells Fargo Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2015)

10.15.1
First Amendment to Fourth Amended and Restated Credit Agreement, dated April 21, 2017, by and among Chesapeake Lodging, L.P., as borrower, the financial institutions party thereto and their assignees under section 13.6, as lenders, and Wells Fargo Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2017)

10.16
Loan Agreement, dated June 23, 2016, by and between CHSP Boston II LLC, as borrower, and Metropolitan Life Insurance Company, as lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2016)

10.17
Term Loan Agreement, dated April 21, 2017, by and among Chesapeake Lodging, L.P., as borrower, the financial institutions party thereto and their assignees under Section 13.6, as lenders, and Wells Fargo Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2017)

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

CHESAPEAKE LODGING TRUST

Date: February 15, 2018	By:	/S/ DOUGLAS W. VICARI
Douglas W. Vicari
Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS A. NATELLI	Chairman of the Board of Trustees	February 15, 2018
Thomas A. Natelli

/s/ JAMES L. FRANCIS	President, Chief Executive Officer and Trustee (Principal Executive Officer)	February 15, 2018
James L. Francis

/s/ DOUGLAS W. VICARI	Executive Vice President, Chief Financial Officer, and Trustee (Principal Financial Officer)	February 15, 2018
Douglas W. Vicari

/s/ THOMAS D. ECKERT	Trustee	February 15, 2018
Thomas D. Eckert

/s/ GEORGE F. MCKENZIE	Trustee	February 15, 2018
George F. McKenzie

/s/ JOHN W. HILL	Trustee	February 15, 2018
John W. Hill

/s/ JEFFREY D. NUECHTERLEIN	Trustee	February 15, 2018
Jeffrey D. Nuechterlein

/s/ GRAHAM J. WOOTTEN	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 15, 2018
Graham J. Wootten

CHESAPEAKE LODGING TRUST

Report of Independent Registered Public Accounting Firm
To the Board of Trustees and Shareholders of Chesapeake Lodging Trust
Opinion on Internal Control over Financial Reporting
We have audited Chesapeake Lodging Trust’s (the “Trust”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework)(the COSO criteria). In our opinion, Chesapeake Lodging Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Chesapeake Lodging Trust as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15, of the Trust and our report dated February 15, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP
Tysons, Virginia
February 15, 2018

Report of Independent Registered Public Accounting Firm
To the Board of Trustees and Shareholders of Chesapeake Lodging Trust
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Chesapeake Lodging Trust (the “Trust”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Trust as of December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with US generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Trust’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 15, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on the Trust’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Trust in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Trust’s auditor since 2009.
Tysons, Virginia
February 15, 2018

CHESAPEAKE LODGING TRUST
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2017	2016
ASSETS
Property and equipment, net	$1,823,217	$1,882,869
Intangible assets, net	35,256	35,835
Cash and cash equivalents	44,314	43,060
Restricted cash	30,602	36,128
Accounts receivable, net of allowance for doubtful accounts of $116 and $157, respectively	20,769	19,966
Prepaid expenses and other assets	21,202	17,516
Total assets	$1,975,360	$2,035,374

LIABILITIES AND SHAREHOLDERS’ EQUITY
Long-term debt	$829,552	$737,310
Accounts payable and accrued expenses	65,783	64,581
Other liabilities	31,597	44,808
Total liabilities	926,932	846,699
Commitments and contingencies (Note 15)
Preferred shares, $.01 par value; 100,000,000 shares authorized; Series A Cumulative Redeemable Preferred Shares; no shares and 5,000,000 shares issued and outstanding, respectively	—	50
Common shares, $.01 par value; 400,000,000 shares authorized; 59,941,088 shares and 59,671,964 shares issued and outstanding, respectively	599	597
Additional paid-in capital	1,190,250	1,304,364
Cumulative dividends in excess of net income	(144,734)	(116,297)
Accumulated other comprehensive income (loss)	2,313	(39)
Total shareholders’ equity	1,048,428	1,188,675
Total liabilities and shareholders’ equity	$1,975,360	$2,035,374
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
REVENUE
Rooms	$450,812	$465,796	$441,141
Food and beverage	118,715	125,987	117,171
Other	28,740	27,916	24,312
Total revenue	598,267	619,699	582,624

EXPENSES
Hotel operating expenses:
Rooms	107,183	108,292	100,245
Food and beverage	88,454	92,075	87,625
Other direct	5,457	6,275	7,109
Indirect	194,212	208,756	196,523
Total hotel operating expenses	395,306	415,398	391,502
Depreciation and amortization	76,230	74,661	69,743
Air rights contract amortization	520	520	520
Corporate general and administrative	19,050	19,167	18,046
Hotel acquisition costs	—	—	854
Total operating expenses	491,106	509,746	480,665
Operating income	107,161	109,953	101,959
Interest expense	(33,939)	(31,846)	(31,856)
Gain on sale of hotel	6,102	598	—
Income before income taxes	79,324	78,705	70,103
Income tax expense	(3,089)	(1,999)	(2,595)
Net income	76,235	76,706	67,508
Preferred share dividends	(5,274)	(9,688)	(9,688)
Write-off of issuance costs of redeemed preferred shares	(4,419)	—	—
Net income available to common shareholders	$66,542	$67,018	$57,820

Net income available per common share:
Basic	$1.12	$1.13	$1.00
Diluted	$1.11	$1.13	$0.99
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$76,235	$76,706	$67,508
Other comprehensive income (loss):
Unrealized gains (losses) on cash flow hedge instruments	1,235	(331)	(1,065)
Reclassification of unrealized losses on cash flow hedge instruments to interest expense	1,117	584	773
Comprehensive income	$78,587	$76,959	$67,216
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)

	Preferred Shares		Common Shares		Additional Paid-In Capital	Cumulative Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount				Total
Balances at December 31, 2014	5,000,000	$50	54,818,064	$548	$1,138,391	$(57,007)	$—	$1,081,982
Sale of common shares, net of underwriting fees and offering costs	—	—	4,600,000	46	153,632	—	—	153,678
Repurchase of common shares	—	—	(47,804)	—	(1,787)	—	—	(1,787)
Issuance of restricted common shares	—	—	292,270	3	(3)	—	—	—
Issuance of unrestricted common shares	—	—	2,926	—	83	—	—	83
Forfeiture of restricted common shares	—	—	(5,934)	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	7,561	—	—	7,561
Declaration of dividends on common shares	—	—	—	—	—	(89,488)	—	(89,488)
Declaration of dividends on preferred shares	—	—	—	—	—	(9,688)	—	(9,688)
Net income	—	—	—	—	—	67,508	—	67,508
Other comprehensive loss	—	—	—	—	—	—	(292)	(292)
Balances at December 31, 2015	5,000,000	$50	59,659,522	$597	$1,297,877	$(88,675)	$(292)	$1,209,557
Repurchase of common shares	—	—	(117,129)	(1)	(3,019)	—	—	(3,020)
Issuance of restricted common shares	—	—	448,146	4	(4)	—	—	—
Issuance of unrestricted common shares	—	—	3,467	—	85	—	—	85
Forfeiture of restricted common shares	—	—	(322,042)	(3)	3	1,516	—	1,516
Amortization of deferred compensation	—	—	—	—	9,422	—	—	9,422
Declaration of dividends on common shares	—	—	—	—	—	(96,156)	—	(96,156)
Declaration of dividends on preferred shares	—	—	—	—	—	(9,688)	—	(9,688)
Net income	—	—	—	—	—	76,706	—	76,706
Other comprehensive income	—	—	—	—	—	—	253	253
Balances at December 31, 2016	5,000,000	$50	59,671,964	$597	$1,304,364	$(116,297)	$(39)	$1,188,675
Redemption of preferred shares	(5,000,000)	(50)	—	—	(120,531)	(4,419)	—	(125,000)
Repurchase of common shares	—	—	(40,919)	—	(1,078)	—	—	(1,078)
Issuance of restricted common shares	—	—	481,068	4	(4)	—	—	—
Issuance of unrestricted common shares	—	—	3,327	—	85	—	—	85
Forfeiture of restricted common shares	—	—	(174,352)	(2)	2	820	—	820
Amortization of deferred compensation	—	—	—	—	7,412	—	—	7,412
Declaration of dividends on common shares	—	—	—	—	—	(96,176)	—	(96,176)
Declaration of dividends on preferred shares	—	—	—	—	—	(4,897)	—	(4,897)
Net income	—	—	—	—	—	76,235	—	76,235
Other comprehensive income	—	—	—	—	—	—	2,352	2,352
Balances at December 31, 2017	—	$—	59,941,088	$599	$1,190,250	$(144,734)	$2,313	$1,048,428
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$76,235	$76,706	$67,508
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76,230	74,661	69,743
Air rights contract amortization	520	520	520
Write-off of unfavorable contract liability	(11,815)	—	—
Deferred financing costs amortization	1,682	1,850	1,882
Gain on sale of hotel	(6,102)	(598)	—
Share-based compensation	7,497	9,507	7,644
Other	(593)	(796)	(781)
Changes in assets and liabilities:
Accounts receivable, net	(1,093)	(4,363)	(679)
Prepaid expenses and other assets	(1,976)	329	(4,154)
Accounts payable and accrued expenses	1,283	1,801	4,069
Other liabilities	1,667	(47)	5,961
Net cash provided by operating activities	143,535	159,570	151,713
Cash flows from investing activities:
Acquisition of hotels, net of cash acquired	—	—	(255,249)
Disposition of hotels, net of cash sold	45,991	2,028	—
Improvements and additions to hotels	(55,051)	(32,015)	(36,782)
Change in restricted cash	5,526	4,233	3,026
Net cash used in investing activities	(3,534)	(25,754)	(289,005)
Cash flows from financing activities:
Proceeds from sale of common shares, net of underwriting fees	—	—	153,962
Payment of offering costs related to sale of common shares	—	—	(284)
Redemption of preferred shares	(125,000)	—	—
Borrowings under revolving credit facility	315,000	185,000	330,000
Repayments under revolving credit facility	(310,000)	(235,000)	(220,000)
Proceeds from issuance of unsecured term loan	225,000	—	—
Proceeds from issuance of mortgage debt	—	150,000	—
Principal prepayments on mortgage debt	—	(122,220)	—
Scheduled principal payments on mortgage debt	(137,657)	(10,940)	(10,271)
Payment of deferred financing costs	(1,783)	(952)	(2,311)
Payment of dividends to common shareholders	(95,909)	(94,480)	(81,111)
Payment of dividends to preferred shareholders	(7,320)	(9,688)	(9,688)
Repurchase of common shares	(1,078)	(3,020)	(1,787)
Net cash provided by (used in) financing activities	(138,747)	(141,300)	158,510
Net increase (decrease) in cash	1,254	(7,484)	21,218
Cash and cash equivalents, beginning of period	43,060	50,544	29,326
Cash and cash equivalents, end of period	$44,314	$43,060	$50,544
Supplemental disclosure of cash flow information:
Cash paid for interest	$31,828	$30,620	$29,668
Cash paid for income taxes	$2,927	$1,995	$4,479
Assumption of mortgage debt related to hotel acquisition	$—	$—	$125,000
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Description of Business
Chesapeake Lodging Trust (the “Trust”) is a self-advised real estate investment trust (“REIT”) that was organized in the state of Maryland. The Trust is focused on investments primarily in upper-upscale hotels in major business and convention markets and, on a selective basis, premium select-service hotels in urban settings or unique locations in the United States of America (“U.S.”). As of December 31, 2017, the Trust owned 21 hotels with an aggregate of 6,479 rooms in eight states and the District of Columbia.
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
The Trust reviews its hotels for impairment whenever events or changes in circumstances indicate that the carrying values of the hotels may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the hotels due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel’s estimated fair market value is recorded and an impairment loss is recognized. No impairment losses have been recognized related to any hotels for the years ended December 31, 2017, 2016 and 2015.
The Trust classifies a hotel as held for sale in the period in which it has made the decision to dispose of the hotel, a binding agreement to purchase the hotel has been signed under which the buyer has committed a significant amount of nonrefundable cash, and no significant financing contingencies exist which could cause the transaction not to be completed in a timely manner. If these criteria are met, depreciation and amortization of the hotel will cease and an impairment loss will be recognized if the fair value of the hotel, less the costs to sell, is lower than the carrying amount of the hotel. If the sale represents a strategic shift that has (or will have) a major effect on the Trust's operations and financial results, the Trust will classify the loss, together with the related operating results, as discontinued operations in the consolidated statements of operations and will classify the related assets and liabilities as held for sale in the consolidated balance sheets. As of December 31, 2017 and 2016, the Trust had no assets held for sale or liabilities related to assets held for sale.
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
Income Taxes—The Trust has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code. As a REIT, the Trust generally will not be subject to federal income tax on that portion of its net income that does not relate to any of the Trust’s TRSs, and that is currently distributed to its shareholders. The Trust's TRSs, which lease the Trust’s hotels from the subsidiaries of the Operating Partnership owning them, are subject to federal and state income taxes.
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
Recent Accounting Pronouncements—In May 2014, the Financial Accounting Standards Board (the “FASB”) issued updated accounting guidance for recognition of revenue from contracts with customers. The comprehensive new accounting guidance supersedes previous revenue recognition guidance and requires revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. In July 2015, the FASB delayed the effective date of the new accounting guidance to be for interim and annual periods beginning on or after December 15, 2017. The new accounting guidance is to be applied on a retrospective or a modified retrospective basis. The Trust adopted the new accounting guidance on January 1, 2018 on a modified retrospective basis. Based on the Trust’s completed assessment of this updated accounting guidance, it does not materially affect the amount or timing of revenue recognition for room sales, food and beverage sales, or other hotel departmental revenues because of the short-term, day to day nature of those revenues and the Trust did not recognize any cumulative-effect adjustment as a result of adopting this new accounting guidance. Furthermore, the Trust does not expect the updated accounting guidance to materially impact the recognition of or accounting for disposition of hotels, since the Trust primarily disposes of hotels to third parties in exchange for cash with few contingencies.
In November 2016, the FASB issued updated accounting guidance which requires the consolidated statements of cash flows to explain the change during the period in the total of cash, cash equivalents and restricted cash. Therefore, restricted cash should be included within cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the consolidated statements of cash flows. The new accounting guidance is effective for interim and annual periods beginning after December 15, 2017 and is to be applied on a retrospective basis. The Trust adopted the new accounting guidance on January 1, 2018. The adoption of this guidance will change the presentation of restricted cash in the consolidated statements of cash flows; however, the Trust does not believe that the adoption of this guidance will have a material impact on the consolidated financial statements.
In January 2017, the FASB issued updated accounting guidance to clarify the definition of a business. The new accounting guidance adds further guidance that assists entities in evaluating whether a transaction should be accounted for as an acquisition of (or disposal of) an asset or a business. Under the new accounting guidance, when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the integrated set of assets and activities is not a business. The new accounting guidance is effective for interim and annual periods beginning after December 15, 2017 (early adoption is permitted) and is to be applied prospectively. The Trust adopted the new accounting guidance on January 1, 2018. The adoption of this guidance would result in the capitalization of hotel acquisition costs to the extent the Trust completes a future acquisition that is determined to be an acquisition of an asset rather than a business, which may have a material impact on its results of operations.
In February 2016, the FASB issued updated accounting guidance which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new accounting guidance requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similarly to existing guidance for operating leases. This new accounting guidance is effective for annual periods beginning after December 15, 2018 (early adoption is permitted) and is to be applied on a modified retrospective approach. The Trust is in the process of creating an inventory of its leases and analyzing its current ground lease agreements. The Trust expects to record assets and liabilities on its consolidated balance sheets associated with the ground lease agreements under the new accounting guidance; however, the Trust is still evaluating the impact that this guidance will have on its consolidated financial statements.
3. Acquisitions
The Trust has acquired the following hotels since January 1, 2015 (in thousands, except rooms data):

Hotel	Location	Rooms	Net Assets Acquired	Acquisition Date
Royal Palm South Beach Miami, a Tribute Portfolio Resort(1)	Miami Beach, FL	393	$153,662	March 9, 2015
Ace Hotel and Theater Downtown Los Angeles	Los Angeles, CA	182	101,687	April 30, 2015
		575	$255,349

(1)
As part of the acquisition, the Trust assumed a $125.0 million term loan with a carrying value that approximated its fair value at the date of acquisition. The Trust repaid the term loan at maturity on March 9, 2017. See Note 7, "Long-Term Debt," for additional information.

The allocation of the purchase prices to the assets acquired and liabilities assumed based on their fair values for the year ended December 31, 2015 was as follows (in thousands):

Land and land improvements	$64,462
Buildings and leasehold improvements	294,498
Furniture, fixtures and equipment	20,518
Cash	100
Accounts receivable, net	1,823
Prepaid expenses and other assets	3,162
Accounts payable and accrued expenses	(4,089)
Other liabilities	(125)
Mortgage loan	(125,000)
Net assets acquired	$255,349
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
On November 8, 2017, the Trust sold the 222-room The Hotel Minneapolis, Autograph Collection for $46.3 million, including sold working capital. Net proceeds from the sale were $46.0 million, which resulted in the recognition of a gain on sale of $6.1 million. This sale did not represent a strategic shift that had (or will have) a major effect on the Trust's operations and financial results, and therefore, did not qualify to be reported as discontinued operations.

5. Property and Equipment
Property and equipment as of December 31, 2017 and 2016 consisted of the following (in thousands):

	December 31,
	2017	2016
Land and land improvements	$316,815	$319,039
Buildings and leasehold improvements	1,628,945	1,634,432
Furniture, fixtures and equipment	228,492	197,815
Construction-in-progress	6,640	21,399
	2,180,892	2,172,685
Less: accumulated depreciation and amortization	(357,675)	(289,816)
Property and equipment, net	$1,823,217	$1,882,869
6. Intangible Assets and Liability
Intangible assets and liability as of December 31, 2017 and 2016 consisted of the following (in thousands):

	December 31,
	2017	2016
Intangible assets:
Air rights contract(1)	$36,105	$36,105
Favorable ground leases(2)	3,568	3,568
	39,673	39,673
Less: accumulated amortization	(4,417)	(3,838)
Intangible assets, net	$35,256	$35,835

Intangible liability:
Unfavorable contract liability(2)	$—	$14,236
Less: accumulated amortization	—	(2,061)
Intangible liability, net (included within other liabilities)	$—	$12,175

(1)
In conjunction with the acquisition of the Hyatt Regency Boston on March 18, 2010, the Trust acquired an air rights contract which expires in September 2079 and that requires no payments through maturity. The Trust recorded the fair value of the air rights contract of $36.1 million as an intangible asset and is amortizing the value over the term of the contract.

(2)
In conjunction with the acquisition of the Hilton Denver City Center (formerly the Denver Marriott City Center) on October 3, 2011, the Trust assumed three lease agreements for land parcels underlying a portion of the hotel with initial terms ending July 2068, February 2072 and April 2072. The Trust concluded that the terms of two of the three ground leases were below market terms and recorded an aggregate of $4.8 million of favorable ground lease assets at the time. On July 29, 2014, the Trust terminated one of the two ground leases with below market terms in connection with acquiring the associated land parcel. The Trust is amortizing the remaining favorable ground lease asset over the life of the respective lease and including within indirect hotel operating expenses in the consolidated statements of operations. Also in conjunction with the acquisition of the Hilton Denver City Center, the Trust assumed a management agreement with a non-cancelable term ending December 2047. The Trust concluded that the management agreement terms were above market terms and recorded a $14.2 million unfavorable contract liability at the time, which the Trust amortized over the remaining non-cancelable term and included within indirect hotel operating expenses in the consolidated statements of operations. The Trust recognized an $11.8 million write-off of unfavorable contract liability in connection with the change in management at the Hilton Denver City Center on December 1, 2017, which is also included within indirect hotel operating expenses in the consolidated statement of operations for the year ended December 31, 2017.

7. Long-Term Debt
Long-term debt as of December 31, 2017 and 2016 consisted of the following (in thousands):

		Original Principal Amount		Interest Rate	Principal Amortization Period	December 31,
	Origination		Maturity			2017	2016
Unsecured:
Revolving credit facility(1)	July 2010	n/a	March 2019	Floating	n/a	$65,000	$60,000
Term loan(2)	April 2017	$225,000	April 2022	Floating	n/a	225,000	—
Secured:
Royal Palm South Beach Miami, a Tribute Portfolio Resort(3)	March 2015	$125,000	March 2017	Floating	n/a	—	125,000
Boston Marriott Newton	May 2013	$60,000	June 2020	3.63%	25	52,941	54,614
Le Meridien San Francisco	July 2013	$92,500	August 2020	3.50%	25	81,875	84,476
Hilton Denver City Center(4)	July 2012	$70,000	August 2022	4.90%	30	63,748	65,048
Hilton Checkers Los Angeles	February 2013	$32,000	March 2023	4.11%	30	29,260	29,884
W Chicago – City Center	July 2013	$93,000	August 2023	4.25%	25	83,320	85,720
Hyatt Herald Square New York/Hyatt Place New York Midtown South	July 2014	$90,000	July 2024	4.30%	30	87,938	89,414
Hyatt Regency Boston	June 2016	$150,000	July 2026	4.25%	30	146,166	148,749
						835,248	742,905
Unamortized deferred financing costs						(5,696)	(5,595)
Long-term debt						$829,552	$737,310

(1)
The Trust may exercise an option to extend the maturity by one year, subject to certain customary conditions. As of December 31, 2017, the interest rate in effect was 3.14%. See below for additional information related to the revolving credit facility.

(2)
The term loan bears interest equal to LIBOR plus 1.45% - 2.20% (the spread over LIBOR based on the Trust’s consolidated leverage ratio). Contemporaneous with the closing of the term loan, the Trust entered into an interest rate swap to fix LIBOR at 1.86% for the five-year term (as of December 31, 2017, the effective interest rate on the term loan was 3.46%). Under the terms of this interest rate swap, the Trust pays fixed interest of 1.86% per annum on a notional amount of $225.0 million and receives floating rate interest equal to one-month LIBOR. The effective date of this interest rate swap was April 21, 2017 and it will mature on April 21, 2022.

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

Unsecured revolving credit facility and term loan
On March 4, 2015, the Trust entered into an amended credit agreement with a syndicate of banks to (1) convert its revolving credit facility from a secured to an unsecured revolving credit facility, (2) increase the maximum borrowing availability under the revolving credit facility from $250.0 million to $300.0 million, (3) lower the interest rate to LIBOR plus 1.55% - 2.30% (the spread over LIBOR continues to be based on the Trust's consolidated leverage ratio), and (4) extend the maturity date to March 2019. The amended credit agreement provides for the possibility of further future increases, up to a maximum of $450.0 million, in accordance with the terms of the amended credit agreement. The amended credit agreement also provides for an extension of the maturity date by one year, subject to satisfaction of certain customary conditions.
On April 21, 2017, the Trust obtained a $225.0 million, five-year, unsecured term loan from a syndicate of banks. The term loan provides for the possibility of future increases, up to a maximum amount borrowed of $375.0 million, in accordance with the terms of the term loan agreement. In connection with obtaining the unsecured term loan, the Trust further amended certain provisions of its amended credit agreement to make conforming changes to the term loan agreement.
The amount that the Trust can borrow in the aggregate under the revolving credit facility and the term loan is based on the value of the Trust's hotels included in the borrowing base, as defined in the amended credit agreement and the term loan agreement. As of December 31, 2017, the borrowing base included 12 of the Trust's hotels providing borrowing availability of $300.0 million under the revolving credit facility, of which $235.0 million remained available. The amended credit agreement and the term loan agreement contain financial covenants, including a leverage ratio and a minimum tangible net worth requirement, and has additional financial covenants typically found in similar unsecured revolving credit facilities and term loans, including a consolidated secured debt ratio, an unsecured leverage ratio and an unsecured debt service coverage ratio.

Other
Certain of the Trust's mortgage loan agreements contain standard financial covenants relating to coverage ratios and standard provisions that require loan servicers to maintain escrow accounts for certain items, including real estate taxes, property insurance premiums, and normal replacements of FF&E.
As of December 31, 2017, the Trust was in compliance with all financial covenants under its borrowing arrangements. As of December 31, 2017, the Trust’s weighted-average interest rate on its long-term debt was 3.89%. Future scheduled principal payments of debt obligations (assuming no exercise of extension options) as of December 31, 2017 are as follows (in thousands):

Year	Amounts
2018	$12,959
2019	78,732
2020	135,316
2021	10,233
2022	291,635
Thereafter	306,373
$835,248
8. Indirect Expenses
Indirect hotel operating expenses for the years ended December 31, 2017, 2016 and 2015 consisted of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Administrative and general	$51,436	$52,509	$47,145
Advertising and sales	43,017	43,457	41,501
Repairs and maintenance	20,956	20,905	19,801
Utilities	15,601	15,695	15,283
Franchise fees	10,141	10,212	9,362
Management fees(1)	7,975	24,460	21,959
Property and other taxes	32,922	29,456	28,781
Insurance, leases and other	12,164	12,062	12,691
Indirect hotel operating expenses	$194,212	$208,756	$196,523
(1) For the year ended December 31, 2017, includes $14.3 million related to a write-off of an unfavorable contract liability and a settlement gain resulting from the change in management at the Hilton Denver City Center (formerly the Denver Marriott City Center).

9. Earnings Per Share
The following is a reconciliation of the amounts used in calculating basic and diluted earnings per share (in thousands, except share and per share data):

	Year Ended December 31,
	2017	2016	2015
Numerator:
Net income available to common shareholders	$66,542	$67,018	$57,820
Less: Dividends declared on unvested time-based awards	(494)	(561)	(560)
Less: Undistributed earnings allocated to unvested time-based awards	—	—	—
Net income available to common shareholders, excluding amounts attributable to unvested time-based awards	$66,048	$66,457	$57,260

Denominator:
Weighted-average number of common shares outstanding–basic	59,029,490	58,717,647	57,474,256
Effect of dilutive unvested performance-based awards	225,754	—	452,143
Weighted-average number of common shares outstanding–diluted	59,255,244	58,717,647	57,926,399

Net income available per common share:
Basic	$1.12	$1.13	$1.00
Diluted	$1.11	$1.13	$0.99
For the years ended December 31, 2017, 2016 and 2015, 207,121, 460,269 and 193,426 unvested performance-based awards, respectively, were excluded from diluted weighted-average common shares outstanding as the awards had not achieved the specific levels of relative total shareholder return required for vesting at each period end.
10. Shareholders’ Equity
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
On September 29, 2015, the Trust's board of trustees authorized a share repurchase program pursuant to which the Trust may acquire up to $100.0 million of its common shares. The repurchase program authorizes the Trust to repurchase its common shares from time to time through open market purchases, negotiated transactions or other means, in accordance with applicable securities laws and other restrictions. The repurchase program expires in September 2018, but may be suspended or discontinued at any time, and does not obligate the Trust to acquire any particular amount of its shares. As of December 31, 2017, $100.0 million remained available for the repurchase of common shares.
For the years ended December 31, 2017, 2016 and 2015, the Trust issued 3,327, 3,467 and 2,926 unrestricted common shares, respectively, and 481,068, 448,146 and 292,270 restricted common shares, respectively, to its trustees and employees. For the years ended December 31, 2017, 2016 and 2015, the Trust repurchased 40,919, 117,129 and 47,804 common shares, respectively, from employees to satisfy the minimum statutory tax withholding requirements related to the vesting of their previously granted restricted common shares. As of December 31, 2017, the Trust had 59,941,088 common shares outstanding.

For the years ended December 31, 2017, 2016 and 2015, the Trust's board of trustees declared dividends per common share as follows:

	Year Ended December 31,
	2017	2016	2015
First Quarter	$0.40	$0.40	$0.35
Second Quarter	0.40	0.40	0.35
Third Quarter	0.40	0.40	0.40
Fourth Quarter	0.40	0.40	0.40
	$1.60	$1.60	$1.50
Preferred Shares—The Trust is authorized to issue up to 100,000,000 preferred shares, $.01 par value per share. The Trust’s board of trustees is required to set for each class or series of preferred shares the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption. On July 17, 2017, the Trust redeemed all 5,000,000 shares of its issued and outstanding 7.75% Series A Cumulative Redeemable Preferred Shares at a redemption amount of $25.00 per share, plus accrued and unpaid dividends. No preferred shares were outstanding as of December 31, 2017.
Holders of Series A Cumulative Redeemable Preferred Shares were entitled to receive, when and as authorized by the Trust's board of trustees, out of funds legally available for the payment of dividends, cumulative cash dividends at the rate of 7.75% per annum of the $25.00 per share liquidation preference, equivalent to $1.9375 per annum per share. Dividends on the Series A Cumulative Redeemable Preferred Shares were cumulative from the date of original issuance and were payable quarterly in arrears on or about the 15th day of each January, April, July and October. The Series A Cumulative Redeemable Preferred Shares ranked senior to the Trust's common shares with respect to the payment of dividends.
For the years ended December 31, 2017, 2016 and 2015, the Trust's board of trustees declared dividends per preferred share as follows:

	Year Ended December 31,
	2017	2016	2015
First Quarter	$0.484375	$0.484375	$0.484375
Second Quarter	0.484375	0.484375	0.484375
Third Quarter	0.010764	0.484375	0.484375
Fourth Quarter	—	0.484375	0.484375
	$0.979514	$1.937500	$1.937500
11. Equity Plan
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
Shares that are issued under the Plan to any person pursuant to an award are counted against the aggregate number of shares available for issuance under the Plan as one share for every one share granted. If any shares covered by an award are not purchased or are forfeited, if an award is settled in cash, or if an award otherwise terminates without delivery of any shares, then the number of common shares counted against the aggregate number of shares available under the Plan with respect to the award will, to the extent of any such forfeiture or termination, again be available for making awards under the Plan. As of December 31, 2017, subject to increases that may result in the case of any future forfeiture or termination of currently outstanding awards, 829,347 common shares were reserved and available for future issuances under the Plan.
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

For the year ended December 31, 2015, the Trust granted 292,270 restricted common shares to certain employees and trustees, of which 117,918 shares were time-based awards and 174,352 shares were performance-based awards (the “2015 Performance-Based Awards”). The time-based awards are generally eligible to vest at the annual rate of one-third of the number of restricted shares granted commencing on the first anniversary of their issuance. The 2015 Performance-Based Awards were eligible to vest at December 31, 2017. Dividends on the 2015 Performance-Based Awards were not paid unless the related shares vested. The fair value of the 2015 Performance-Based Awards was $17.13 per share and was determined using a Monte Carlo simulation with the following assumptions: volatility of 19.90%; an expected term equal to the requisite service period for the awards; and a risk-free interest rate of 0.85%. At December 31, 2017, based on the Trust’s total shareholder return (“TSR”), as defined in the restricted share agreements, measured over the three-year performance period ended December 31, 2017, relative to the total return generated by the SNL US Hotel REIT Index prepared by SNL Financial LC (the “Index”), no shares vested and 174,352 shares were forfeited under the 2015 Performance-Based Awards.
For the year ended December 31, 2016, the Trust granted 448,146 restricted common shares to certain employees and trustees, of which 162,229 shares were time-based awards and 285,917 shares were performance-based awards (the “2016 Performance-Based Awards”). The time-based awards are generally eligible to vest at the annual rate of one-third of the number of restricted shares granted commencing on the first anniversary of their issuance. The 2016 Performance-Based Awards are eligible to vest at December 31, 2018. The actual number of shares under the 2016 Performance-Based Awards that vest will be based on the Trust’s TSR, measured over the three-year performance period ending December 31, 2018, relative to the total return generated by the Index. Dividends on the 2016 Performance-Based Awards accrue, but are not paid unless the related shares vest. The fair value of the 2016 Performance-Based Awards was $10.54 per share and was determined using a Monte Carlo simulation with the following assumptions: volatility of 21.04%; an expected term equal to the requisite service period for the awards; and a risk-free interest rate of 1.38%.
For the year ended December 31, 2017, the Trust granted 481,068 restricted common shares to certain employees and trustees, of which 179,403 shares were time-based awards and 301,665 shares were performance-based awards (the “2017 Performance-Based Awards”). The time-based awards are generally eligible to vest at the annual rate of one-third of the number of restricted shares granted commencing on the first anniversary of their issuance. The 2017 Performance-Based Awards are eligible to vest at December 31, 2019. The actual number of shares under the 2017 Performance-Based Awards that vest will be based on the Trust’s TSR, measured over the three-year performance period ending December 31, 2019, relative to the total return generated by a market-cap weighted index that includes nine lodging REITs (the “2017 Performance Peer Group”). Dividends on the 2017 Performance-Based Awards accrue, but are not paid unless the related shares vest. The fair value of the 2017 Performance-Based Awards was $9.99 per share and was determined using a Monte Carlo simulation with the following assumptions: volatility of 24.16%; an expected term equal to the requisite service period for the awards; and a risk-free interest rate of 1.57%.
The payout schedule for the 2016 Performance-Based Awards and the 2017 Performance-Based Awards is as follows, with linear interpolation for performance between 67% and 100%, and between 100% and 133% of the Index and the 2017 Performance Peer Group, respectively:

Trust TSR as % of Index or 2017 Performance Peer Group Total Return	Payout (% of Maximum)
<67%	0%
67%	25%
100%	50%
≥133%	100%
If the Trust’s TSR is negative for a performance period, no shares under the 2016 Performance-Based Awards and the 2017 Performance-Based Awards will vest. If the Trust’s TSR is positive for a performance period and the total return of the Index or the 2017 Performance Peer Group is negative, as the case may be, 100% of the shares subject to vesting under the 2016 Performance-Based Awards and the 2017 Performance-Based Awards will vest.
As of December 31, 2017, there was approximately $7.3 million of unrecognized share-based compensation expense related to restricted common shares. The unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1.8 years. The following is a summary of the Trust’s restricted common share activity for the years ended December 31, 2017, 2016 and 2015:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Restricted common shares as of December 31, 2014	927,552	$15.87
Granted	292,270	$25.36
Vested	(156,618)	$22.76
Forfeited	(5,934)	$29.80
Restricted common shares as of December 31, 2015	1,057,270	$17.40
Granted	448,146	$15.58
Vested	(407,390)	$17.66
Forfeited	(322,042)	$11.39
Restricted common shares as of December 31, 2016	775,984	$18.71
Granted	481,068	$15.89
Vested	(187,185)	$26.21
Forfeited	(174,352)	$17.13
Restricted common shares as of December 31, 2017	895,515	$15.93
12. Fair Value Measurements and Derivative Instrument
The following table sets forth the Trust’s financial assets and liabilities measured at fair value by level within the fair value hierarchy (in thousands). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Interest rate swap (included within prepaid expenses and other assets)	$2,313	$—	$2,313	$—
	$2,313	$—	$2,313	$—
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
The Trust’s financial instruments in addition to those disclosed in the table above include cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, and long-term debt. The carrying values reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses approximate fair value. The Trust estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument using estimated market rates of debt instruments with similar maturities and credit profiles. These inputs are classified as Level 3 within the fair value hierarchy. As of December 31, 2017, the carrying value reported in the consolidated balance sheet for the Trust's long-term debt approximated its fair value.
13. Income Taxes
The components of income tax expense for the years ended December 31, 2017, 2016 and 2015 are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$1,454	$1,472	$3,366
State	1,074	274	580
	2,528	1,746	3,946
Deferred:
Federal	654	220	(1,158)
State	(93)	33	(193)
	561	253	(1,351)
Income tax expense	$3,089	$1,999	$2,595

A reconciliation of the statutory federal income tax expense to the Trust’s income tax expense is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Statutory federal income tax expense	$26,970	$26,760	$23,833
Effect of non-taxable REIT income	(21,496)	(24,902)	(21,441)
Write-off of unfavorable contract liability	(4,017)	—	—
Tax Cuts and Jobs Act income tax adjustment	1,057	—	—
State income tax expense, net of federal taxes	648	206	252
Other	(73)	(65)	(49)
Income tax expense	$3,089	$1,999	$2,595
The tax effect of each type of temporary difference and carryforward that gives rise to the deferred tax assets and liabilities as of December 31, 2017 and 2016 are as follows (in thousands):

	December 31,
	2017	2016
Deferred tax asset:
Deferred income–key money	$1,858	$2,299
Net operating loss carryforwards	133	282
Employee-related compensation	255	270
	2,246	2,851
Deferred tax liability:
Other	30	75
	30	75
Net deferred tax asset	$2,216	$2,776
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "Tax Cuts and Jobs Act") was enacted. The Tax Cuts and Jobs Act includes numerous changes to existing U.S. tax law, including lowering the statutory U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018. The Trust has completed its assessment of these changes, and as a result of the reduction of U.S. federal corporate income tax rates, the Trust decreased the value of its deferred tax assets and liabilities during the year ended December 31, 2017.
As of December 31, 2017, the Trust had a net deferred tax asset of $2.2 million, of which $0.1 million related to net operating loss carryforwards. These net operating loss carryforwards will begin to expire in 2031 if not utilized by then. The Trust believes that it is more likely than not that its TRSs will generate sufficient taxable income to realize in full this deferred tax asset. Accordingly, no valuation allowance has been recorded as of December 31, 2017.
As of December 31, 2017, the tax years that remain subject to examination by major tax jurisdictions generally include 2014 through 2017.
14. Quarterly Operating Results (unaudited)

	Quarter Ended - 2017
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Total revenue	$134,874	$162,461	$158,277	$142,655
Total operating expenses	122,584	129,222	128,714	110,586
Operating income	12,290	33,239	29,563	32,069
Net income	8,019	21,661	18,953	27,602
Net income available to common shareholders, excluding amounts attributable to unvested time-based awards(1)	5,473	19,116	13,980	27,459
Net income available per common share:(2)
Basic	0.09	0.32	0.24	0.47
Diluted	0.09	0.32	0.24	0.46

	Quarter Ended - 2016
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Total revenue	$140,611	$169,431	$164,529	$145,128
Total operating expenses	124,285	130,153	130,298	125,010
Operating income	16,326	39,278	34,231	20,118
Net income	10,070	28,542	25,947	12,147
Net income available to common shareholders, excluding amounts attributable to unvested time-based awards(1)	7,504	25,959	23,379	9,599
Net income available per common share—basic and diluted(2)	0.13	0.44	0.40	0.16

(1)	The sum of amounts for the four quarters may differ from the annual amount due to the required method of computing the two-class method in the respective periods.

(2)
The sum of per share amounts for the four quarters may differ from the annual per share amount due to the required method of computing weighted-average number of common shares outstanding in the respective periods.

15. Commitments and Contingencies
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
Franchise Agreements—As of December 31, 2017, 11 of the Trust’s hotels operated pursuant to franchise agreements with hotel brand companies and 10 hotels operated pursuant to management agreements with hotel brand companies that allowed them to operate under their respective brands. Under the 11 franchise agreements, the Trust generally pays a royalty fee ranging from 3% to 6% of room revenues and up to 3% of food and beverage revenues, plus additional fees for marketing, central reservation systems, and other franchisor costs that amount to between 1% and 5% of room revenues.
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

CHESAPEAKE LODGING TRUST
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2017
(in thousands)

Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent to Acquisition	Gross Amount at End of Year			Accumulated Depreciation	Year of Acquisition	Depreciation Life
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Hyatt Regency Boston Boston, Massachusetts	$146,166	$—	$71,462	$11,691	$75	$83,078	$83,153	$17,195	2010	40 years
Hilton Checkers Los Angeles Los Angeles, California	29,260	9,010	32,710	2,443	9,036	35,127	44,163	6,918	2010	40 years
Boston Marriott Newton Newton, Massachusetts	52,941	11,800	56,450	9,352	12,014	65,588	77,602	11,229	2010	40 years
Le Meridien San Francisco San Francisco, California	81,875	28,737	100,734	5,765	28,770	106,466	135,236	19,267	2010	40 years
Homewood Suites Seattle Convention Center Seattle, Washington	—	6,266	44,004	1,701	6,267	45,704	51,971	7,641	2011	40 years
W Chicago – City Center Chicago, Illinois	83,320	29,800	93,464	7,384	29,812	100,836	130,648	17,810	2011	40 years
Hotel Indigo San Diego Gaslamp Quarter San Diego, California	—	8,300	43,000	915	8,308	43,907	52,215	7,239	2011	40 years
Courtyard Washington Capitol Hill/Navy Yard Washington, DC	—	9,661	57,930	1,591	9,661	59,521	69,182	9,850	2011	40 years
Hotel Adagio San Francisco, Autograph Collection San Francisco, California	—	7,900	33,973	6,083	7,987	39,969	47,956	7,544	2011	40 years
Hilton Denver City Center Denver, Colorado	63,748	3,500	118,209	14,684	4,076	132,317	136,393	20,084	2011	40 years
Hyatt Herald Square New York New York, New York	(1)	14,350	36,325	6,398	14,386	42,687	57,073	6,808	2011	40 years
W Chicago – Lakeshore Chicago, Illinois	—	40,000	80,800	27,498	40,139	108,159	148,298	17,510	2012	40 years
Hyatt Regency Mission Bay Spa and Marina San Diego, California	—	—	57,633	6,876	—	64,509	64,509	8,309	2012	40 years
Hyatt Place New York Midtown South New York, New York	(1)	18,470	55,002	340	18,482	55,330	73,812	6,700	2013	40 years
W New Orleans – French Quarter New Orleans, Louisiana	—	4,092	19,468	322	4,098	19,784	23,882	2,346	2013	40 years
Le Meridien New Orleans New Orleans, Louisiana	—	4,700	54,875	17,109	4,703	71,981	76,684	9,814	2013	40 years
Hyatt Centric Fisherman's Wharf San Francisco, California	—	24,200	74,400	5,224	24,219	79,605	103,824	9,432	2013	40 years
Hyatt Centric Santa Barbara Santa Barbara, California	—	30,225	23,989	3,240	30,259	27,195	57,454	3,224	2013	40 years
JW Marriott San Francisco Union Square San Francisco, California	—	—	139,150	10,291	—	149,441	149,441	11,379	2014	40 years
Royal Palm South Beach Miami, a Tribute Portfolio Resort Miami Beach, Florida	—	40,100	222,230	2,835	40,153	225,012	265,165	15,954	2015	40 years
Ace Hotel and Theater Downtown Los Angeles Los Angeles, California	—	24,362	72,268	223	24,370	72,483	96,853	4,835	2015	40 years
Totals	$545,248	$315,473	$1,488,076	$141,965	$316,815	$1,628,699	$1,945,514	$221,088

(1)	This hotel secures a mortgage loan issued in July 2014, which had an outstanding principal balance of $87,938 as of December 31, 2017.

Notes:

(a)    The change in total cost of real estate assets for the years ended December 31, 2017, 2016 and 2015 is as follows:

Balance as of December 31, 2014	$1,567,242
Acquisitions	358,960
Capital expenditures and transfers from construction-in-progress	21,300
Balance as of December 31, 2015	1,947,502
Capital expenditures and transfers from construction-in-progress	7,034
Disposition	(1,390)
Balance as of December 31, 2016	1,953,146
Capital expenditures and transfers from construction-in-progress	35,336
Disposition	(42,968)
Balance as of December 31, 2017	$1,945,514

(b)    The change in accumulated depreciation and amortization of real estate assets for the years ended December 31, 2017, 2016 and 2015 is as follows:

Balance as of December 31, 2014	$91,741
Depreciation and amortization	42,970
Balance as of December 31, 2015	134,711
Depreciation and amortization	45,199
Disposition	(42)
Balance as of December 31, 2016	179,868
Depreciation and amortization	46,235
Disposition	(5,015)
Balance as of December 31, 2017	$221,088

(c)     The aggregate cost of real estate assets for federal income tax purposes is approximately $1,827 million as of December 31, 2017.