Form 10-Q
period 2018-03-31
Chesapeake Lodging Trust
filed 2018-05-01
CIK 1473078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________
FORM 10-Q
________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
As of April 27, 2018, there were 60,381,164 shares of the registrant’s common shares issued and outstanding.

CHESAPEAKE LODGING TRUST

PART I

Item 1.	Financial Statements

CHESAPEAKE LODGING TRUST
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Property and equipment, net	$1,813,771	$1,823,217
Intangible assets, net	35,112	35,256
Cash and cash equivalents	31,903	44,314
Restricted cash	30,067	30,602
Accounts receivable, net of allowance for doubtful accounts of $180 and $116, respectively	25,365	20,769
Prepaid expenses and other assets	27,981	21,202
Total assets	$1,964,199	$1,975,360

LIABILITIES AND SHAREHOLDERS’ EQUITY
Long-term debt	$831,684	$829,552
Accounts payable and accrued expenses	65,968	65,783
Other liabilities	31,438	31,597
Total liabilities	929,090	926,932
Commitments and contingencies (Note 11)
Preferred shares, $.01 par value; 100,000,000 shares authorized; no shares issued and outstanding, respectively	—	—
Common shares, $.01 par value; 400,000,000 shares authorized; 60,381,164 and 59,941,088 shares issued and outstanding, respectively	604	599
Additional paid-in capital	1,191,047	1,190,250
Cumulative dividends in excess of net income	(162,337)	(144,734)
Accumulated other comprehensive income	5,795	2,313
Total shareholders’ equity	1,035,109	1,048,428
Total liabilities and shareholders’ equity	$1,964,199	$1,975,360
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2018	2017
REVENUE
Rooms	$100,613	$98,901
Food and beverage	27,633	29,312
Other	6,779	6,661
Total revenue	135,025	134,874
EXPENSES
Hotel operating expenses:
Rooms	25,286	25,322
Food and beverage	21,059	22,239
Other direct	1,148	1,356
Indirect	49,793	49,815
Total hotel operating expenses	97,286	98,732
Depreciation and amortization	19,208	18,787
Air rights contract amortization	130	130
Corporate general and administrative	5,378	4,935
Total operating expenses	122,002	122,584

Operating income	13,023	12,290
Interest expense	(8,844)	(7,798)
Income before income taxes	4,179	4,492
Income tax benefit	2,370	3,527
Net income	6,549	8,019
Preferred share dividends	—	(2,422)
Net income available to common shareholders	$6,549	$5,597

Net income available per common share—basic and diluted	$0.11	$0.09
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Net income	$6,549	$8,019
Other comprehensive income:
Unrealized gains on cash flow hedge instruments	3,334	—
Reclassification of unrealized losses on cash flow hedge instruments to interest expense	148	39
Comprehensive income	$10,031	$8,058
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Shares		Additional Paid-In Capital	Cumulative Dividends in Excess of Net Income	Accumulated Other Comprehensive Income
	Shares	Amount				Total
Balances at December 31, 2017	59,941,088	$599	$1,190,250	$(144,734)	$2,313	$1,048,428
Repurchase of common shares	(42,137)	—	(1,146)	—	—	(1,146)
Issuance of restricted common shares	481,449	5	(5)	—	—	—
Issuance of unrestricted common shares	764	—	21	—	—	21
Amortization of deferred compensation	—	—	1,927	—	—	1,927
Declaration of dividends on common shares	—	—	—	(24,152)	—	(24,152)
Net income	—	—	—	6,549	—	6,549
Other comprehensive income	—	—	—	—	3,482	3,482
Balances at March 31, 2018	60,381,164	$604	$1,191,047	$(162,337)	$5,795	$1,035,109
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$6,549	$8,019
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,208	18,787
Air rights contract amortization	130	130
Deferred financing costs amortization	424	407
Share-based compensation	1,948	1,990
Other	(75)	(155)
Changes in assets and liabilities:
Accounts receivable, net	(4,596)	207
Prepaid expenses and other assets	(3,310)	(4,429)
Accounts payable and accrued expenses	208	(1,248)
Other liabilities	(88)	(13)
Net cash provided by operating activities	20,398	23,695
Cash flows from investing activities:
Improvements and additions to hotels	(10,165)	(16,389)
Net cash used in investing activities	(10,165)	(16,389)
Cash flows from financing activities:
Borrowings under revolving credit facility	20,000	155,000
Repayments under revolving credit facility	(15,000)	(10,000)
Scheduled principal payments on mortgage debt	(3,292)	(128,162)
Payment of deferred financing costs	—	(36)
Payment of dividends to common shareholders	(23,741)	(24,693)
Payment of dividends to preferred shareholders	—	(2,422)
Repurchase of common shares	(1,146)	(1,052)
Net cash used in financing activities	(23,179)	(11,365)
Net decrease in cash, cash equivalents, and restricted cash	(12,946)	(4,059)
Cash, cash equivalents, and restricted cash, beginning of period	74,916	79,188
Cash, cash equivalents, and restricted cash, end of period	$61,970	$75,129
Supplemental disclosure of cash flow information:
Cash paid for interest	$8,356	$7,527
Cash paid for income taxes	$84	$107
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Organization and Description of Business
Chesapeake Lodging Trust (the “Trust”) is a self-advised real estate investment trust (“REIT”) that was organized in the state of Maryland. The Trust is focused on investments primarily in upper-upscale hotels in major business and convention markets and, on a selective basis, premium select-service hotels in urban settings or unique locations in the United States of America (“U.S.”). As of March 31, 2018, the Trust owned 21 hotels with an aggregate of 6,479 rooms in eight states and the District of Columbia.
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
The information in these interim consolidated financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal, recurring nature unless disclosed otherwise. These interim consolidated financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission (“SEC”) and do not include all of the information and disclosures required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Trust’s Form 10-K for the year ended December 31, 2017.
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
Investments in Hotels—The Trust allocates the purchase prices of hotels acquired based on the fair value of the property, FF&E, and identifiable intangible assets acquired and the fair value of the liabilities assumed. In making estimates of fair value for purposes of allocating the purchase price, the Trust utilizes a number of sources of information that are obtained in connection with the acquisition of a hotel, including valuations performed by independent third parties and cost segregation studies. The Trust also considers information obtained about each hotel as a result of its pre-acquisition due diligence in estimating the fair value of the tangible and intangible assets acquired and liabilities assumed. Hotel acquisition costs, such as transfer taxes, title insurance, environmental and property condition reviews, and legal and accounting fees, are expensed in the period incurred if the acquisition of the hotel is determined to be an acquisition of a business; if the acquisition of the hotel is determined to be an acquisition of an asset, hotel acquisition costs are capitalized.
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

The Trust reviews its hotels for impairment whenever events or changes in circumstances indicate that the carrying values of the hotels may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the hotels due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel’s estimated fair market value is recorded and an impairment loss is recognized. No impairment losses have been recognized related to any hotels for the three months ended March 31, 2018 and 2017.
The Trust classifies a hotel as held for sale in the period in which it has made the decision to dispose of the hotel, a binding agreement to purchase the hotel has been signed under which the buyer has committed a significant amount of nonrefundable cash, and no significant financing contingencies exist which could cause the transaction not to be completed in a timely manner. If these criteria are met, depreciation and amortization of the hotel will cease and an impairment loss will be recognized if the fair value of the hotel, less the costs to sell, is lower than the carrying amount of the hotel. If the sale represents a strategic shift that has (or will have) a major effect on the Trust’s operations and financial results, the Trust will classify the loss, together with the related operating results, as discontinued operations in the consolidated statements of operations and will classify the related assets and liabilities as held for sale in the consolidated balance sheets. As of March 31, 2018 and December 31, 2017, the Trust had no assets held for sale or liabilities related to assets held for sale.
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
Income Taxes—The Trust has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code. As a REIT, the Trust generally will not be subject to federal income tax on that portion of its net income that does not relate to any of the Trust’s TRSs, and that is currently distributed to its shareholders. The Trust’s TRSs, which lease the Trust’s hotels from the subsidiaries of the Operating Partnership owning them, are subject to federal and state income taxes.

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
In November 2016, the FASB issued updated accounting guidance which requires the consolidated statements of cash flows to explain the change during the period in the total of cash, cash equivalents and restricted cash. Therefore, restricted cash should be included within cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the consolidated statements of cash flows. The new accounting guidance is effective for interim and annual periods beginning after December 15, 2017 and is to be applied on a retrospective basis. The Trust adopted the new accounting guidance on January 1, 2018. The adoption of this guidance changed the presentation of restricted cash in the consolidated statements of cash flows; however, the Trust does not believe that the adoption of this guidance has a material impact on the consolidated financial statements.
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

3. Property and Equipment
Property and equipment as of March 31, 2018 and December 31, 2017 consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Land and land improvements	$316,837	$316,815
Buildings and leasehold improvements	1,635,326	1,628,945
Furniture, fixtures and equipment	231,400	228,492
Construction-in-progress	7,091	6,640
	2,190,654	2,180,892
Less: accumulated depreciation and amortization	(376,883)	(357,675)
Property and equipment, net	$1,813,771	$1,823,217

4. Intangible Assets
Intangible assets as of March 31, 2018 and December 31, 2017 consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Air rights contract(1)	$36,105	$36,105
Favorable ground lease(2)	3,568	3,568
	39,673	39,673
Less: accumulated amortization	(4,561)	(4,417)
Intangible assets, net	$35,112	$35,256

(1)
In conjunction with the acquisition of the Hyatt Regency Boston on March 18, 2010, the Trust acquired an air rights contract which expires in September 2079 and that requires no payments through maturity. The Trust recorded the fair value of the air rights contract of $36.1 million as an intangible asset and is amortizing the value over the term of the contract.

(2)
In conjunction with the acquisition of the Hilton Denver City Center on October 3, 2011, the Trust assumed a lease agreement for a land parcel underlying a portion of the hotel with an initial term ending February 2072 that it concluded had below market terms. The Trust recorded a favorable ground lease asset of $3.6 million associated with this lease agreement at the time. The Trust is amortizing the favorable ground lease asset over the life of the lease and including the amortization within indirect hotel operating expenses in the interim consolidated statements of operations.

5. Long-Term Debt
Long-term debt as of March 31, 2018 and December 31, 2017 consisted of the following (in thousands):

	Origination	Original Principal Amount		Interest Rate	Principal Amortization Period	March 31,	December 31,
			Maturity			2018	2017
Unsecured:
Revolving credit facility(1)	July 2010	n/a	March 2019	Floating	n/a	$70,000	$65,000
Term loan(2)	April 2017	$225,000	April 2022	Floating	n/a	225,000	225,000
Secured:
Boston Marriott Newton	May 2013	$60,000	June 2020	3.63%	25	52,507	52,941
Le Meridien San Francisco	July 2013	$92,500	August 2020	3.50%	25	81,200	81,875
Hilton Denver City Center(3)	July 2012	$70,000	August 2022	4.90%	30	63,413	63,748
Hilton Checkers Los Angeles	February 2013	$32,000	March 2023	4.11%	30	29,095	29,260
W Chicago – City Center	July 2013	$93,000	August 2023	4.25%	25	82,692	83,320
Hyatt Herald Square New York/Hyatt Place New York Midtown South	July 2014	$90,000	July 2024	4.30%	30	87,546	87,938
Hyatt Regency Boston	June 2016	$150,000	July 2026	4.25%	30	145,503	146,166
						836,956	835,248
Unamortized deferred financing costs						(5,272)	(5,696)
Long-term debt						$831,684	$829,552

(1)
The Trust may exercise an option to extend the maturity by one year, subject to certain customary conditions. As of March 31, 2018, the interest rate in effect was 3.47%. See below for additional information related to the revolving credit facility.

(2)
The term loan bears interest equal to LIBOR plus 1.45% - 2.20% (the spread over LIBOR based on the Trust’s consolidated leverage ratio). Contemporaneous with the closing of the term loan, the Trust entered into an interest rate swap to fix LIBOR at 1.86% for the five-year term (as of March 31, 2018, the effective interest rate on the term loan was 3.46%). Under the terms of this interest rate swap, the Trust pays fixed interest of 1.86% per annum on a notional amount of $225.0 million and receives floating rate interest equal to one-month LIBOR. The effective date of this interest rate swap was April 21, 2017 and it will mature on April 21, 2022.

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
The amount that the Trust can borrow in the aggregate under the revolving credit facility and the term loan is based on the value of the Trust’s hotels included in the borrowing base, as defined in the amended credit agreement and the term loan agreement. As of March 31, 2018, the borrowing base included 12 of the Trust’s hotels providing borrowing availability of $300.0 million under the revolving credit facility, of which $230.0 million remained available. The amended credit agreement and the term loan agreement contain financial covenants, including a leverage ratio and a minimum tangible net worth requirement, and additional financial covenants typically found in similar unsecured revolving credit facilities and term loans, including a consolidated secured debt ratio, an unsecured leverage ratio and an unsecured debt service coverage ratio.
Other
Certain of the Trust’s mortgage loan agreements contain standard financial covenants relating to coverage ratios and standard provisions that require loan servicers to maintain escrow accounts for certain items, including real estate taxes, property insurance premiums, and normal replacements of FF&E.

As of March 31, 2018, the Trust was in compliance with all financial covenants under its borrowing arrangements. As of March 31, 2018, the Trust’s weighted-average interest rate on its long-term debt was 3.91%. Future scheduled principal payments of debt obligations (assuming no exercise of extension options) as of March 31, 2018 are as follows (in thousands):

Year	Amounts
2018	$9,667
2019	83,732
2020	135,316
2021	10,233
2022	291,635
Thereafter	306,373
$836,956

6. Indirect Expenses
Indirect hotel operating expenses for the three months ended March 31, 2018 and 2017 consisted of the following (in thousands):

	Three Months Ended March 31,
	2018	2017
Administrative and general	$12,287	$12,778
Advertising and sales	10,281	10,353
Repairs and maintenance	5,344	5,248
Utilities	3,648	3,743
Franchise fees	2,289	2,183
Management fees	4,619	4,431
Property and other taxes	8,227	8,200
Insurance, leases and other	3,098	2,879
Indirect hotel operating expenses	$49,793	$49,815
7. Earnings Per Share
The following is a reconciliation of the amounts used in calculating basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2018	2017
Numerator:
Net income available to common shareholders	$6,549	$5,597
Less: Dividends declared on unvested time-based awards	(121)	(124)
Less: Undistributed earnings allocated to unvested time-based awards	—	—
Net income available to common shareholders, excluding amounts attributable to unvested time-based awards	$6,428	$5,473

Denominator:
Weighted-average number of common shares outstanding–basic	59,120,065	58,995,589
Effect of dilutive unvested performance-based awards	598,921	—
Weighted-average number of common shares outstanding–diluted	59,718,986	58,995,589

Net income available per common share—basic and diluted	$0.11	$0.09
For the three months ended March 31, 2018 and 2017, 112,854 unvested performance-based awards and 761,934 unvested performance-based awards, respectively, were excluded from diluted weighted-average common shares outstanding as the awards had not achieved the specific levels of relative total shareholder return required for vesting at each period end.

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
On September 29, 2015, the Trust’s board of trustees authorized a share repurchase program pursuant to which the Trust may acquire up to $100.0 million of its common shares. The repurchase program authorizes the Trust to repurchase its common shares from time to time through open market purchases, negotiated transactions or other means, in accordance with applicable securities laws and other restrictions. The repurchase program expires in September 2018, but may be suspended or discontinued at any time, and does not obligate the Trust to acquire any particular amount of its shares. As of March 31, 2018, $100.0 million remained available for the repurchase of common shares.
For the three months ended March 31, 2018, the Trust issued 764 unrestricted common shares and 481,449 restricted common shares to its trustees and employees. For the three months ended March 31, 2018, the Trust repurchased 42,137 common shares from employees to satisfy the minimum statutory tax withholding requirements related to the vesting of their previously granted restricted common shares. As of March 31, 2018, the Trust had 60,381,164 common shares outstanding.
For the three months ended March 31, 2018, the Trust paid or its board of trustees declared the following dividends per common share:

	Record Date	Payment Date	Dividend Per Common Share
Fourth Quarter 2017	December 29, 2017	January 12, 2018	$0.40
First Quarter 2018	March 29, 2018	April 13, 2018	$0.40
Preferred Shares—The Trust is authorized to issue up to 100,000,000 preferred shares, $.01 par value per share. The Trust’s board of trustees is required to set for each class or series of preferred shares the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption. No preferred shares were outstanding as of March 31, 2018.

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
Shares that are issued under the Plan to any person pursuant to an award are counted against the aggregate number of shares available for issuance under the Plan as one share for every one share granted. If any shares covered by an award are not purchased or are forfeited, if an award is settled in cash, or if an award otherwise terminates without delivery of any shares, then the number of common shares counted against the aggregate number of shares available under the Plan with respect to the award will, to the extent of any such forfeiture or termination, again be available for making awards under the Plan. As of March 31, 2018, subject to increases that may result in the case of any future forfeiture or termination of currently outstanding awards, 347,134 common shares were reserved and available for future issuances under the Plan.
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
For the three months ended March 31, 2018, the Trust granted 481,449 restricted common shares to certain employees, of which 119,596 shares were time-based awards and 361,853 shares were performance-based awards (the “2018 Performance-Based Awards”). The time-based awards are eligible to vest at the annual rate of one-third of the number of restricted shares granted commencing on the first anniversary of their issuance. The 2018 Performance-Based Awards are eligible to vest at December 31, 2020. Dividends on the 2018 Performance-Based Awards accrue, but are not paid unless the related shares vest. The fair value of the 2018 Performance-Based Awards was $10.82 per share and was determined using a Monte Carlo simulation with the following assumptions: volatility of 24.09%; an expected term equal to the requisite service period for the awards; and a risk-free interest rate of 2.00%.

The actual number of shares under the 2018 Performance-Based Awards that vest will be based on the Trust’s total shareholder return (“TSR”), as defined in the restricted share agreements, measured over a three-year performance period ending December 31, 2020, relative to the total return generated by a market-cap weighted index that includes eight lodging REITs (the "Performance Peer Group"). The payout schedule for the 2018 Performance-Based Awards is as follows, with linear interpolation for performance between 67% and 100%, and between 100% and 133% of the Performance Peer Group:

Trust TSR as % of Performance Peer Group Total Return	Payout (% of Maximum)
<67%	0%
67%	25%
100%	50%
≥133%	100%
If the Trust’s TSR is negative for the performance period, no shares under the 2018 Performance-Based Awards will vest. If the Trust’s TSR is positive for the performance period and the total return of the Performance Peer Group is negative, 100% of the shares subject to vesting under the 2018 Performance-Based Awards will vest.
As of March 31, 2018, there was approximately $12.6 million of unrecognized share-based compensation expense related to restricted common shares. The unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 2.2 years.
The following is a summary of the Trust’s restricted common share activity for the three months ended March 31, 2018:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Restricted common shares as of December 31, 2017	895,515	$15.93
Granted	481,449	$14.97
Vested	(126,145)	$28.71
Forfeited	—	$—
Restricted common shares as of March 31, 2018	1,250,819	$14.27

10. Fair Value Measurements and Derivative Instrument
The following table sets forth the Trust’s financial assets and liabilities measured at fair value by level within the fair value hierarchy (in thousands). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at March 31, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Interest rate swap (included within prepaid expenses and other assets)	$5,795	$—	$5,795	$—
	$5,795	$—	$5,795	$—
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
The Trust’s financial instruments in addition to those disclosed in the table above include cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, and long-term debt. The carrying values reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses approximate fair value. The Trust estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument using estimated market rates of debt instruments with similar maturities and credit profiles. These inputs are classified as Level 3 within the fair value hierarchy. As of March 31, 2018, the carrying value reported in the consolidated balance sheet for the Trust’s long-term debt approximated its fair value.

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
Franchise Agreements—As of March 31, 2018, 11 of the Trust’s hotels operated pursuant to franchise agreements with hotel brand companies and 10 hotels operated pursuant to management agreements with hotel brand companies that allowed them to operate under their respective brands. Under the 11 franchise agreements, the Trust generally pays a royalty fee ranging from 3% to 6% of room revenues and up to 3% of food and beverage revenues, plus additional fees for marketing, central reservation systems, and other franchisor costs that amount to between 1% and 5% of room revenues.
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
These risks and uncertainties, together with the information contained in our Form 10-K for the year ended December 31, 2017 under the caption “Risk Factors,” should be considered in evaluating any forward-looking statement contained in this report or incorporated by reference herein. All forward-looking statements speak only as of the date of this report. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are qualified by the cautionary statements in this section. We undertake no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report, except as required by law.

Overview
The Trust was organized as a self-advised REIT in the state of Maryland in June 2009, with a focus on investments primarily in upper-upscale hotels in major business and convention markets and, on a selective basis, premium select-service hotels in urban settings or unique locations in the U.S. We completed our IPO in January 2010 and own the following 21 hotels as of the date of this filing:

Hotel		Location	Rooms	Acquisition Date
1	Hyatt Regency Boston	Boston, MA	502	March 18, 2010
2	Hilton Checkers Los Angeles	Los Angeles, CA	193	June 1, 2010
3	Boston Marriott Newton	Newton, MA	430	July 30, 2010
4	Le Meridien San Francisco	San Francisco, CA	360	December 15, 2010
5	Homewood Suites Seattle Convention Center	Seattle, WA	195	May 2, 2011
6	W Chicago – City Center	Chicago, IL	403	May 10, 2011
7	Hotel Indigo San Diego Gaslamp Quarter	San Diego, CA	210	June 17, 2011
8	Courtyard Washington Capitol Hill/Navy Yard	Washington, DC	204	June 30, 2011
9	Hotel Adagio San Francisco, Autograph Collection	San Francisco, CA	171	July 8, 2011
10	Hilton Denver City Center	Denver, CO	613	October 3, 2011
11	Hyatt Herald Square New York	New York, NY	122	December 22, 2011
12	W Chicago – Lakeshore	Chicago, IL	520	August 21, 2012
13	Hyatt Regency Mission Bay Spa and Marina	San Diego, CA	429	September 7, 2012
14	Hyatt Place New York Midtown South	New York, NY	185	March 14, 2013
15	W New Orleans – French Quarter	New Orleans, LA	97	March 28, 2013
16	Le Meridien New Orleans	New Orleans, LA	410	April 25, 2013
17	Hyatt Centric Fisherman’s Wharf	San Francisco, CA	316	May 31, 2013
18	Hyatt Centric Santa Barbara	Santa Barbara, CA	200	June 27, 2013
19	JW Marriott San Francisco Union Square	San Francisco, CA	344	October 1, 2014
20	Royal Palm South Beach Miami, a Tribute Portfolio Resort	Miami Beach, FL	393	March 9, 2015
21	Ace Hotel and Theater Downtown Los Angeles	Los Angeles, CA	182	April 30, 2015
			6,479
Hotel Operating Metrics
We believe that the results of operations of our hotels are best explained by five key performance indicators: occupancy, average daily rate (“ADR”), room revenue per available room (“RevPAR”), Adjusted Hotel EBITDAre, and Adjusted Hotel EBITDAre Margin. See the “Non-GAAP Financial Measures” section for additional information on Adjusted Hotel EBITDAre and Adjusted Hotel EBITDAre Margin.
Occupancy is a major driver of room revenue, as well as other revenue categories, such as food and beverage and parking. Fluctuations in occupancy are accompanied by fluctuations in most categories of variable hotel operating expenses, such as utility costs and certain labor costs, such as housekeeping. ADR helps to drive room revenue as well; however, it does not have a direct effect on other revenue categories. Fluctuations in ADR are accompanied by fluctuations in limited categories of hotel operating expenses, such as management fees and franchise fees, since variable hotel operating expenses generally do not increase or decrease correspondingly. Thus, increases in RevPAR attributable to increases in occupancy typically result in varying levels of increases in Adjusted Hotel EBITDAre and Adjusted Hotel EBITDAre Margin, while increases in RevPAR attributable to increases in ADR typically result in greater levels of increases in Adjusted Hotel EBITDAre and Adjusted Hotel EBITDAre Margin.
Executive Summary
Our 21-hotel portfolio had a RevPAR increase of 3.5% during the first quarter of 2018 as compared to the first quarter of 2017, driven by an increase in occupancy of 4.4 percentage points offset by a decrease in ADR of 2.1%. Our hotel portfolio performed in line with the U.S. industry average RevPAR growth of 3.5%, as reported by STR. Given the increase in RevPAR and as a result of the efforts of our hotel managers, working with our asset management team, to manage and control expenses, our hotel portfolio also experienced an increase in Adjusted Hotel EBITDAre of 5.4% and an increase in Adjusted Hotel EBITDAre Margin of 90 basis points during the first quarter of 2018 as compared to the first quarter of 2017.
We believe the headwinds we experienced throughout 2017 (i.e., disruption resulting from significant guestroom renovations at three of our hotels and the temporary closure of the Moscone Center in San Francisco, California in the second and third quarters) will provide tailwinds for our hotel portfolio for the coming several years starting in 2018. We remain committed to maximizing cash flows from our hotel portfolio by driving optimum results, increasing operational efficiencies, and investing in the physical quality and positioning of our hotels. We believe our hotel portfolio, which is concentrated in the central business districts of top U.S. lodging markets, remains well positioned for future performance and long-term real estate value appreciation.
Results of Operations
Comparison of the three months ended March 31, 2018 and 2017
Results of operations for the three months ended March 31, 2018 include the operating activity of 21 hotels for the full period, whereas the results of operations for the three months ended March 31, 2017 include the operating activity of 22 hotels for the full period. We use the term “comparable hotel portfolio” to refer to those hotels owned for the entirety of the two periods being compared, and the term “non-comparable hotel portfolio” to refer to those hotels either acquired or sold in either of the two periods being compared. For the three months ended March 31, 2018 and 2017, the comparable hotel portfolio includes the 21 hotels owned as of March 31, 2018 and the non-comparable hotel portfolio includes The Hotel Minneapolis, Autograph Collection, which was sold on November 8, 2017.
Revenues—Total revenue for the three months ended March 31, 2018 was $135.0 million, all of which was contributed by the comparable hotel portfolio. Total revenue for the three months ended March 31, 2017 was $134.9 million, of which $132.5 million was contributed by the comparable hotel portfolio and $2.4 million was contributed by the non-comparable hotel portfolio. The increase in total revenue for the comparable hotel portfolio of $2.5 million was primarily driven by increases in total revenue at the Boston Marriott Newton, the Hilton Denver City Center, and the Hyatt Regency Mission Bay Spa and Marina, all of which were undergoing guestroom renovations during the three months ended March 31, 2017. We also experienced increases in total revenue, to a lesser extent, at our hotels located in San Francisco, New York, New Orleans, and Santa Barbara. The aforementioned increases in total revenue were offset partially by decreases in total revenue at the W Chicago — City Center, which was undergoing a lobby renovation during the three months ended March 31, 2018, and the Courtyard Washington Capitol Hill/Navy Yard, which was primarily a result of the presidential inauguration occurring during the three months ended March 31, 2017.
Hotel operating expenses—Hotel operating expenses, excluding depreciation and amortization, for the three months ended March 31, 2018 was $97.3 million, all of which was contributed by the comparable hotel portfolio. Hotel operating expenses, excluding depreciation and amortization, for the three months ended March 31, 2017 was $98.7 million, of which $96.6 million was contributed by the comparable hotel portfolio and $2.1 million was contributed by the non-comparable hotel portfolio. The increase in hotel operating expenses for the comparable hotel portfolio of $0.7 million was primarily a result of the increase in corresponding total revenue for the comparable hotel portfolio. Specifically driving the increase in total hotel operating expenses for the comparable hotel portfolio were rooms expense and the following indirect hotel operating expenses: advertising and sales, repairs and maintenance, utilities, franchise fees, management fees, and property and other taxes. Franchise fees and base management fees are both variable hotel operating expenses calculated as a percentage of revenue, and therefore, increased commensurately with the increase in total revenue for the comparable hotel portfolio. Incentive management fees is a variable hotel operating expense directly associated with levels of profitability, and therefore, increased commensurately with the increase in profitability associated with the increase in total revenue for the comparable hotel portfolio. The increases in the aforementioned expenses were partially offset by a decrease in food and beverage expense and administrative and general expense.
Depreciation and amortization—Depreciation and amortization expense for the three months ended March 31, 2018 and 2017 was $19.2 million and $18.8 million, respectively. The increase in depreciation and amortization expense was primarily attributable to the guestroom renovations completed during the year ended December 31, 2017, offset partially by the sale of The Hotel Minneapolis, Autograph Collection in November 2017.
Air rights contract amortization—Air rights contract amortization expense associated with the Hyatt Regency Boston for each of the three months ended March 31, 2018 and 2017 was $0.1 million.
Corporate general and administrative—Corporate general and administrative expense for the three months ended March 31, 2018 and 2017 was $5.4 million and $4.9 million, respectively. Included in corporate general and administrative expense for the three months ended March 31, 2018 and 2017 was $1.9 million and $2.0 million, respectively, of non-cash share-based compensation expense. The increase in corporate general and administrative expense is primarily related to an increase in professional service fees and employee compensation expense.
Interest expense—Interest expense for the three months ended March 31, 2018 and 2017 was $8.8 million and $7.8 million, respectively. The increase in interest expense was primarily related to the increase in long-term debt outstanding, reflecting the use of debt to fund the redemption of the 7.75% Series A Cumulative Redeemable Preferred Shares in July 2017.
Income tax benefit—Income tax benefit for the three months ended March 31, 2018 and 2017 was $2.4 million and $3.5 million, respectively. Income tax benefit is directly related to taxable losses generated by our TRSs during the period. The decrease in income tax benefit was partially related to a decrease in our effective income tax rate resulting from the enactment of the Tax Cuts and Jobs Act in December 2017.
Preferred share dividends—There was no preferred share dividends for the three months ended March 31, 2018. Preferred share dividends for the three months ended March 31, 2017 was $2.4 million. The decrease in preferred share dividends is directly related to the full redemption of the 7.75% Series A Cumulative Redeemable Preferred Shares in July 2017.
Hotel operating results
We use the term “comparable” to refer to metrics that include only those hotels owned for the entirety of the two periods being compared. As of March 31, 2018, we owned 21 hotels. Since The Hotel Minneapolis, Autograph Collection was sold on November 8, 2017, it has been excluded from the hotel portfolio metrics for the three months ended March 31, 2017. Included in the following table are comparisons of occupancy, ADR, RevPAR, Adjusted Hotel EBITDAre, and Adjusted Hotel EBITDAre Margin for the comparable 21-hotel portfolio for the three months ended March 31, 2018 and 2017 (in thousands, except for ADR and RevPAR):

	Three Months Ended March 31,
	2018	2017	Change
Comparable Occupancy	81.0%	76.6%	440 bps
Comparable ADR	$213.07	$217.57	(2.1)%
Comparable RevPAR	$172.55	$166.68	3.5%

Comparable Adjusted Hotel EBITDAre	$37,664	$35,744	5.4%
Comparable Adjusted Hotel EBITDAre Margin	27.9%	27.0%	90 bps
Non-GAAP Financial Measures
Non-GAAP financial measures are measures of our historical financial performance that are different from measures calculated and presented in accordance with U.S. generally accepted accounting principles. We report the following seven non-GAAP financial measures that we believe are useful to investors as key measures of our operating performance: (1) EBITDAre,(2) Adjusted Corporate EBITDAre, (3) Adjusted Hotel EBITDAre, (4) Adjusted Hotel EBITDAre Margin, (5) Funds from operations (FFO), (6) FFO available to common shareholders, and (7) Adjusted FFO (AFFO) available to common shareholders. Effective January 1, 2018, we report EBITDAre in accordance with standards established by the National Association of Real Estate Investment Trusts (“NAREIT”). Adjusted Corporate EBITDAre, Adjusted Hotel EBITDAre, and Adjusted Hotel EBITDAre Margin are equivalent to our previously reported Adjusted Corporate EBITDA, Adjusted Hotel EBITDA, and Adjusted Hotel EBITDA Margin measures, respectively.
EBITDAre—We calculate EBITDAre in accordance with standards established by NAREIT, which defines EBITDAre as net income (calculated in accordance with GAAP) before interest, income taxes, depreciation and amortization, gains (losses) from sales of real estate, impairment charges of depreciated real estate, and adjustments for unconsolidated partnerships and joint ventures. We believe that EBITDAre provides investors a useful financial measure to evaluate our operating performance, excluding the impact of our capital structure (primarily interest expense) and our asset base (primarily depreciation and amortization).
Adjusted Corporate EBITDAre—We further adjust EBITDAre for certain additional recurring and non-recurring items that are not in NAREIT’s definition of EBITDAre. Specifically, we adjust for hotel acquisition costs and non-cash amortization of intangible assets and liabilities, deferred franchise costs, and deferred key money, all of which are recurring items. We believe that Adjusted Corporate EBITDAre provides investors another financial measure of our operating performance that provides for greater comparability of our core operating results between periods.
Adjusted Hotel EBITDAre—We further adjust Adjusted Corporate EBITDAre for corporate general and administrative expenses, which is a recurring item. We believe that Adjusted Hotel EBITDAre provides investors a useful financial measure to evaluate our hotel operating performance by excluding the impact of corporate-level expenses.
Adjusted Hotel EBITDAre Margin—Adjusted Hotel EBITDAre Margin is defined as Adjusted Hotel EBITDAre as a percentage of total revenues. We believe that Adjusted Hotel EBITDAre Margin provides investors another useful financial measure to evaluate our hotel operating performance.

The following table reconciles net income to EBITDAre, Adjusted Corporate EBITDAre, Adjusted Hotel EBITDAre, and Adjusted Hotel EBITDAre Margin for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Net income	$6,549	$8,019
Add: Interest expense	8,844	7,798
Depreciation and amortization	19,208	18,787
Less: Income tax benefit	(2,370)	(3,527)
EBITDAre	32,231	31,077
Add: Non-cash amortization(1)	55	(25)
Adjusted Corporate EBITDAre	32,286	31,052
Add: Corporate general and administrative	5,378	4,935
Adjusted Hotel EBITDAre	37,664	35,987
Less: Adjusted Hotel EBITDAre of hotel sold(2)	—	(243)
Comparable Adjusted Hotel EBITDAre(3)	$37,664	$35,744

Total revenue	$135,025	$134,874
Less: Total revenue of hotel sold(2)	—	(2,389)
Comparable total revenue(3)	$135,025	$132,485

Comparable Adjusted Hotel EBITDAre Margin(3)	27.9%	27.0%
_____________

(1)	Reflects non-cash amortization of ground lease asset, deferred franchise costs, deferred key money, unfavorable contract liability, and air rights contract.

(2)	Reflects results of operations for The Hotel Minneapolis, Autograph Collection, which was sold on November 8, 2017.

(3)	We use the term “comparable” to refer to metrics that include only those hotels owned for the entirety of the two periods being compared.
FFO—We calculate FFO in accordance with standards established by NAREIT, which defines FFO as net income (calculated in accordance with GAAP), excluding depreciation and amortization, gains (losses) from sales of real estate, impairment charges of depreciated real estate, adjustments for unconsolidated partnerships and joint ventures, and the cumulative effect of changes in accounting principles. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, most industry investors consider presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. By excluding the effect of depreciation and amortization and gains (losses) from sales of real estate, both of which are based on historical cost accounting and which may be of lesser significance in evaluating current performance, we believe that FFO provides investors a useful financial measure to evaluate our operating performance.
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
AFFO available to common shareholders—We further adjust FFO available to common shareholders for certain additional recurring and non-recurring items that are not in NAREIT’s definition of FFO. Specifically, we adjust for hotel acquisition costs and non-cash amortization of intangible assets and liabilities, deferred franchise costs, and deferred key money, all of which are recurring items. We believe that AFFO available to common shareholders provides investors another financial measure of our operating performance that provides for greater comparability of our core operating results between periods.

The following table reconciles net income to FFO, FFO available to common shareholders, and AFFO available to common shareholders for the three months ended March 31, 2018 and 2017 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2018	2017
Net income	$6,549	$8,019
Add: Depreciation and amortization	19,208	18,787
FFO	25,757	26,806
Less: Preferred share dividends	—	(2,422)
Dividends declared on unvested time-based awards	(121)	(124)
Undistributed earnings allocated to unvested time-based awards	—	—
FFO available to common shareholders	25,636	24,260
Add: Non-cash amortization(1)	55	(25)
AFFO available to common shareholders	$25,691	$24,235

FFO available per common share—basic and diluted	$0.43	$0.41

AFFO available per common share—basic and diluted	$0.43	$0.41
_____________

(1)	Reflects non-cash amortization of ground lease asset, deferred franchise costs, deferred key money, unfavorable contract liability, and air rights contract.
None of EBITDAre, Adjusted Corporate EBITDAre, Adjusted Hotel EBITDAre, Adjusted Hotel EBITDAre Margin, FFO, FFO available to common shareholders, or AFFO available to common shareholders represent cash generated from operating activities as determined by GAAP, nor shall any of these measures be considered as an alternative to GAAP net income (loss), as an indication of our financial performance, or to GAAP cash flow from operating activities, as a measure of liquidity. In addition, EBITDAre, Adjusted Corporate EBITDAre, Adjusted Hotel EBITDAre, Adjusted Hotel EBITDAre Margin, FFO, FFO available to common shareholders, and AFFO available to common shareholders are not indicative of funds available to fund cash needs, including the ability to make cash distributions.

Sources and Uses of Cash
For the three months ended March 31, 2018, net cash flows from operating activities were $20.4 million; net cash flows used in investing activities were $10.2 million, which were for improvements and additions to our hotels; and net cash flows used in financing activities were $23.2 million, including $23.7 million in dividend payments to common shareholders and $3.3 million in scheduled principal payments on mortgage debt, partially offset by a net borrowing of $5.0 million under our revolving credit facility. As of March 31, 2018, we had cash and cash equivalents of $31.9 million and restricted cash of $30.1 million.
Liquidity and Capital Resources
We expect our primary source of cash to meet operating requirements, including payment of dividends in accordance with the REIT requirements of the U.S. federal income tax laws, payment of interest on any borrowings and funding of any capital expenditures, will be from our hotels’ results of operations and existing cash and cash equivalent balances. We currently expect that our operating cash flows will be sufficient to fund our continuing operations. We also expect to use existing restricted cash balances and borrowings under our revolving credit facility to partially fund any capital expenditures. We intend to incur indebtedness to supplement our investment capital and to maintain flexibility to respond to industry conditions and opportunities. We are targeting an overall debt level of approximately 40% of the aggregate value of all of our hotels, as calculated in accordance with our revolving credit facility; as of March 31, 2018, our overall debt level was 39.1% under this calculation.
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

As of the date of this filing, we have approximately $30.0 million of cash and cash equivalents, approximately $30.0 million of restricted cash, and total borrowing availability of $300.0 million under our revolving credit facility, of which $215.0 million remained available. See Note 5, “Long-Term Debt,” to our interim consolidated financial statements for additional information relating to our revolving credit facility and other long-term debt.

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
From time to time, certain of our hotels may be undergoing renovations as a result of our decision to upgrade portions of the hotels, such as guestrooms, meeting space, and/or restaurants, in order to better compete with other hotels in our markets. As of March 31, 2018, none of our hotels were undergoing comprehensive renovations. In addition, often after we acquire a hotel, we are required to complete a PIP in order to bring the hotel up to the respective franchisor’s standards. If permitted by the terms of the management agreement, funding for a renovation will first come from the FF&E reserve. To the extent that the FF&E reserve is not adequate to cover the cost of the renovation, we will fund the remaining portion of the renovation with cash and cash equivalents or available borrowings under our revolving credit facility.

Contractual Obligations
The following table sets forth our contractual obligations as of March 31, 2018, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands). There were no other material off-balance sheet arrangements at March 31, 2018.

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Revolving credit facility, including interest(1)	$72,491	$72,491	$—	$—	$—
Term loan, including interest(1)	257,756	7,902	15,826	234,028	—
Secured loans, including interest	658,737	35,034	188,518	133,544	301,641
Corporate office lease	1,292	291	605	396	—
Ground leases(2)	204,463	4,101	8,201	8,216	183,945
	$1,194,739	$119,819	$213,150	$376,184	$485,586

_____________

(1)
Assumes no additional borrowings and interest payments are based on the interest rate in effect at March 31, 2018. Also assumes that no extension options, if any, are exercised. See Note 5, “Long-Term Debt,” to our interim consolidated financial statements for additional information relating to our revolving credit facility and term loan.

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
Critical Accounting Policies
Our interim consolidated financial statements have been prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our interim consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances. All of our critical accounting policies are disclosed in our Form 10-K for the year ended December 31, 2017.
Recent Accounting Pronouncements
See Note 2, “Summary of Significant Accounting Policies,” to our interim consolidated financial statements for additional information relating to recent accounting pronouncements, if any.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We earn interest income primarily from cash and cash equivalent balances. Based on our cash and cash equivalents as of March 31, 2018, if interest rates increase or decrease by 1.00%, our interest income will increase or decrease by approximately $0.3 million annually.
Amounts borrowed under our revolving credit facility currently bear interest at variable rates based on LIBOR plus 1.55% - 2.30% (the spread over LIBOR based on our consolidated leverage ratio). If prevailing LIBOR on any outstanding borrowings under our revolving credit facility were to increase or decrease by 1.00%, the increase or decrease in interest expense on our debt would increase or decrease future earnings and cash flows by approximately $0.7 million annually, assuming that the amount outstanding under our revolving credit facility was to remain at $70.0 million, the balance at March 31, 2018.

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
There have been no material changes from the risk factors disclosed under the caption “Risk Factors” in the Trust’s Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about our purchase of our common shares during the three months ended March 31, 2018 (in thousands, except share and per share data):

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1, 2018 – January 31, 2018	42,016	$27.22	—	$100,000
February 1, 2018 – February 28, 2018	—	$—	—	$100,000
March 1, 2018 – March 31, 2018	121	$27.36	—	$100,000
	42,137	$27.22	—
_____________

(1)
We provide employees, who have been issued restricted common shares, the option of selling shares to us to satisfy the minimum statutory tax withholding requirements on the date their shares vest. The common shares repurchased during the three months ended March 31, 2018 related to such repurchases.

(2)
On September 29, 2015, our board of trustees authorized a share repurchase program pursuant to which we may acquire up to $100.0 million of our common shares. The repurchase program expires in September 2018, but may be suspended or discontinued at any time, and does not obligate us to acquire any particular amount of our shares. As of March 31, 2018, we have not repurchased any common shares under the share repurchase program.

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

CHESAPEAKE LODGING TRUST

Date:	May 1, 2018	By:	/S/ DOUGLAS W. VICARI
Douglas W. Vicari
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ GRAHAM J. WOOTTEN
Graham J. Wootten
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)