Form 10-Q
period 2018-06-30
Chesapeake Lodging Trust
filed 2018-07-27
CIK 1473078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________
FORM 10-Q
________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
As of July 20, 2018, there were 60,396,063 shares of the registrant’s common shares issued and outstanding.

CHESAPEAKE LODGING TRUST

PART I

Item 1.	Financial Statements

CHESAPEAKE LODGING TRUST
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Property and equipment, net	$1,746,751	$1,823,217
Intangible assets, net	34,967	35,256
Cash and cash equivalents	40,604	44,314
Restricted cash	28,844	30,602
Accounts receivable, net of allowance for doubtful accounts of $103 and $116, respectively	33,300	20,769
Prepaid expenses and other assets	27,805	21,202
Assets held for sale	57,577	—
Total assets	$1,969,848	$1,975,360

LIABILITIES AND SHAREHOLDERS’ EQUITY
Long-term debt	$832,285	$829,552
Accounts payable and accrued expenses	67,238	65,783
Other liabilities	31,331	31,597
Liabilities related to assets held for sale	1,138	—
Total liabilities	931,992	926,932
Commitments and contingencies (Note 12)
Preferred shares, $.01 par value; 100,000,000 shares authorized; no shares issued and outstanding, respectively	—	—
Common shares, $.01 par value; 400,000,000 shares authorized; 60,396,063 and 59,941,088 shares issued and outstanding, respectively	604	599
Additional paid-in capital	1,192,883	1,190,250
Cumulative dividends in excess of net income	(162,685)	(144,734)
Accumulated other comprehensive income	7,054	2,313
Total shareholders’ equity	1,037,856	1,048,428
Total liabilities and shareholders’ equity	$1,969,848	$1,975,360
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
REVENUE
Rooms	$125,517	$122,268	$226,130	$221,169
Food and beverage	30,561	33,136	58,194	62,448
Other	7,207	7,057	13,986	13,718
Total revenue	163,285	162,461	298,310	297,335
EXPENSES
Hotel operating expenses:
Rooms	27,472	27,368	52,758	52,690
Food and beverage	21,790	23,149	42,849	45,388
Other direct	1,204	1,300	2,352	2,656
Indirect	53,544	53,532	103,337	103,347
Total hotel operating expenses	104,010	105,349	201,296	204,081
Depreciation and amortization	19,105	19,096	38,313	37,883
Air rights contract amortization	130	130	260	260
Corporate general and administrative	4,725	4,647	10,103	9,582
Total operating expenses	127,970	129,222	249,972	251,806

Operating income	35,315	33,239	48,338	45,529
Interest income	38	—	38	—
Interest expense	(8,914)	(8,171)	(17,758)	(15,969)
Income before income taxes	26,439	25,068	30,618	29,560
Income tax benefit (expense)	(2,629)	(3,407)	(259)	120
Net income	23,810	21,661	30,359	29,680
Preferred share dividends	—	(2,422)	—	(4,844)
Net income available to common shareholders	$23,810	$19,239	$30,359	$24,836

Net income available per common share:
Basic	$0.40	$0.32	$0.51	$0.42
Diluted	$0.40	$0.32	$0.50	$0.42
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$23,810	$21,661	$30,359	$29,680
Other comprehensive income (loss):
Unrealized gains (losses) on cash flow hedge instruments	1,291	(507)	4,625	(507)
Reclassification of unrealized losses (gains) on cash flow hedge instruments to interest expense	(32)	375	116	414
Comprehensive income	$25,069	$21,529	$35,100	$29,587
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Shares		Additional Paid-In Capital	Cumulative Dividends in Excess of Net Income	Accumulated Other Comprehensive Income
	Shares	Amount				Total
Balances at December 31, 2017	59,941,088	$599	$1,190,250	$(144,734)	$2,313	$1,048,428
Repurchase of common shares	(42,137)	—	(1,146)	—	—	(1,146)
Issuance of restricted common shares	495,579	5	(5)	—	—	—
Issuance of unrestricted common shares	1,533	—	45	—	—	45
Amortization of deferred compensation	—	—	3,739	—	—	3,739
Declaration of dividends on common shares	—	—	—	(48,310)	—	(48,310)
Net income	—	—	—	30,359	—	30,359
Other comprehensive income	—	—	—	—	4,741	4,741
Balances at June 30, 2018	60,396,063	$604	$1,192,883	$(162,685)	$7,054	$1,037,856
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$30,359	$29,680
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,313	37,883
Air rights contract amortization	260	260
Deferred financing costs amortization	834	815
Share-based compensation	3,784	3,846
Other	(150)	(310)
Changes in assets and liabilities:
Accounts receivable, net	(13,293)	(5,854)
Prepaid expenses and other assets	(2,236)	(4,177)
Accounts payable and accrued expenses	2,423	975
Other liabilities	(96)	169
Net cash provided by operating activities	60,198	63,287
Cash flows from investing activities:
Improvements and additions to hotels	(18,906)	(28,941)
Net cash used in investing activities	(18,906)	(28,941)
Cash flows from financing activities:
Borrowings under revolving credit facility	40,000	175,000
Repayments under revolving credit facility	(30,000)	(235,000)
Proceeds from issuance of unsecured term loan	—	225,000
Scheduled principal payments on mortgage debt	(6,545)	(131,282)
Payment of deferred financing costs	(1,556)	(1,749)
Payment of dividends to common shareholders	(47,513)	(48,427)
Payment of dividends to preferred shareholders	—	(4,844)
Repurchase of common shares	(1,146)	(1,065)
Net cash used in financing activities	(46,760)	(22,367)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(5,468)	11,979
Cash, cash equivalents, and restricted cash, beginning of period	74,916	79,188
Cash, cash equivalents, and restricted cash, end of period	$69,448	$91,167
Supplemental disclosure of cash flow information:
Cash paid for interest	$16,888	$14,992
Cash paid for income taxes	$745	$1,594
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Organization and Description of Business
Chesapeake Lodging Trust (the “Trust”) is a self-advised real estate investment trust (“REIT”) that was organized in the state of Maryland. The Trust is focused on investments primarily in upper-upscale hotels in major business and convention markets and, on a selective basis, premium select-service hotels in urban settings or unique locations in the United States of America (“U.S.”). As of June 30, 2018, the Trust owned 21 hotels with an aggregate of 6,479 rooms in eight states and the District of Columbia.
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

The Trust reviews its hotels for impairment whenever events or changes in circumstances indicate that the carrying values of the hotels may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the hotels due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel’s estimated fair market value is recorded and an impairment loss is recognized. No impairment losses have been recognized related to any hotels for the three and six months ended June 30, 2018 and 2017.
The Trust classifies a hotel as held for sale in the period in which it has made the decision to dispose of the hotel, a binding agreement to purchase the hotel has been signed under which the buyer has committed a significant amount of nonrefundable cash, and no significant financing contingencies exist which could cause the transaction not to be completed in a timely manner. If these criteria are met, depreciation and amortization of the hotel will cease and an impairment loss will be recognized if the fair value of the hotel, less the costs to sell, is lower than the carrying amount of the hotel. If the sale represents a strategic shift that has (or will have) a major effect on the Trust’s operations and financial results, the Trust will classify the loss, together with the related operating results, as discontinued operations in the consolidated statements of operations and will classify the related assets and liabilities as held for sale in the consolidated balance sheets. As of June 30, 2018, the Trust classified the Hyatt Centric Santa Barbara as held for sale (see Note 3, “Dispositions,” for additional information). As of December 31, 2017, the Trust had no assets held for sale or liabilities related to assets held for sale.
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

3. Dispositions
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
On May 8, 2018, the Trust entered into a definitive agreement to sell the 200-room Hyatt Centric Santa Barbara for a sale price of $90.0 million, subject to customary working capital pro-rations at closing. As of June 30, 2018, the Trust classified the Hyatt Centric Santa Barbara as held for sale in the consolidated balance sheet. On July 26, 2018, the Trust closed on the sale of the Hyatt Centric Santa Barbara (see Note 13, “Subsequent Event,” for additional information). The sale did not represent a strategic shift that had (or will have) a major effect on the Trust's operations and financial results, and therefore, did not qualify to be reported as discontinued operations. The $57.6 million of assets held for sale as of June 30, 2018 consisted of $56.5 million of property and equipment and $1.1 million of accounts receivable, prepaid expenses, and other assets and the $1.1 million of liabilities related to assets held for sale consisted of accounts payable and accrued expenses.

4. Property and Equipment
Property and equipment as of June 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Land and land improvements	$286,644	$316,815
Buildings and leasehold improvements	1,611,160	1,628,945
Furniture, fixtures and equipment	226,519	228,492
Construction-in-progress	10,315	6,640
	2,134,638	2,180,892
Less: accumulated depreciation and amortization	(387,887)	(357,675)
Property and equipment, net	$1,746,751	$1,823,217

5. Intangible Assets
Intangible assets as of June 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Air rights contract(1)	$36,105	$36,105
Favorable ground lease(2)	3,568	3,568
	39,673	39,673
Less: accumulated amortization	(4,706)	(4,417)
Intangible assets, net	$34,967	$35,256

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

6. Long-Term Debt
Long-term debt as of June 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	Origination	Original Principal Amount		Interest Rate	Principal Amortization Period	June 30,	December 31,
			Maturity			2018	2017
Unsecured:
Revolving credit facility(1)	July 2010	n/a	May 2022	Floating	n/a	$75,000	$65,000
Term loan(2)	April 2017	$225,000	April 2022	Floating	n/a	225,000	225,000
Secured:
Boston Marriott Newton	May 2013	$60,000	June 2020	3.63%	25	52,078	52,941
Le Meridien San Francisco	July 2013	$92,500	August 2020	3.50%	25	80,535	81,875
Hilton Denver City Center(3)	July 2012	$70,000	August 2022	4.90%	30	63,074	63,748
Hilton Checkers Los Angeles	February 2013	$32,000	March 2023	4.11%	30	28,936	29,260
W Chicago – City Center	July 2013	$93,000	August 2023	4.25%	25	82,076	83,320
Hyatt Herald Square New York/Hyatt Place New York Midtown South	July 2014	$90,000	July 2024	4.30%	30	87,171	87,938
Hyatt Regency Boston	June 2016	$150,000	July 2026	4.25%	30	144,833	146,166
						838,703	835,248
Unamortized deferred financing costs						(6,418)	(5,696)
Long-term debt						$832,285	$829,552

(1)
The Trust may exercise an option to extend the maturity by one year, subject to certain customary conditions. As of June 30, 2018, the interest rate in effect was 3.69%. See below for additional information related to the revolving credit facility.

(2)
The term loan bears interest equal to LIBOR plus 1.45% - 2.20% (the spread over LIBOR based on the Trust’s consolidated leverage ratio). Contemporaneous with the closing of the term loan, the Trust entered into an interest rate swap to fix LIBOR at 1.86% for the five-year term (as of June 30, 2018, the effective interest rate on the term loan was 3.41%). Under the terms of this interest rate swap, the Trust pays fixed interest of 1.86% per annum on a notional amount of $225.0 million and receives floating rate interest equal to one-month LIBOR. The effective date of this interest rate swap was April 21, 2017 and it will mature on April 21, 2022.

(3)
The loan has a term of 30 years, but is callable by the lender after 10 years, and the Trust expects the lender to call the loan at that time. The indicated maturity is based on the date the loan is callable by the lender.

Unsecured revolving credit facility and term loan
On May 31, 2018, the Trust entered into an amended and restated credit agreement with a syndicate of banks to (1) extend the maturity date to May 2022 and (2) lower the interest rate to LIBOR plus 1.45% - 2.20% (the spread over LIBOR continues to be based on the Trust’s consolidated leverage ratio) for its revolving credit facility. The amended credit agreement provides for the possibility of further future increases, up to a maximum of $450.0 million, in accordance with the terms of the amended credit agreement. The amended credit agreement also provides for an extension of the maturity date by one year, subject to satisfaction of certain customary conditions.

On April 21, 2017, the Trust obtained a $225.0 million, five-year, unsecured term loan from a syndicate of banks. The term loan provides for the possibility of future increases, up to a maximum amount borrowed of $375.0 million, in accordance with the terms of the term loan agreement.
The amount that the Trust can borrow in the aggregate under the revolving credit facility and the term loan is based on the value of the Trust’s hotels included in the borrowing base, as defined in the amended credit agreement and the term loan agreement. As of June 30, 2018, the borrowing base included 12 of the Trust’s hotels providing borrowing availability of $300.0 million under the revolving credit facility, of which $225.0 million remained available. The amended credit agreement and the term loan agreement contain financial covenants, including a leverage ratio and a minimum tangible net worth requirement, and additional financial covenants typically found in similar unsecured revolving credit facilities and term loans, including a consolidated secured debt ratio, an unsecured leverage ratio and an unsecured debt service coverage ratio.
Other
Certain of the Trust’s mortgage loan agreements contain standard financial covenants relating to coverage ratios and standard provisions that require loan servicers to maintain escrow accounts for certain items, including real estate taxes, property insurance premiums, and normal replacements of FF&E.
As of June 30, 2018, the Trust was in compliance with all financial covenants under its borrowing arrangements. As of June 30, 2018, the Trust’s weighted-average interest rate on its long-term debt was 3.91%. Future scheduled principal payments of debt obligations (assuming no exercise of extension options) as of June 30, 2018 are as follows (in thousands):

Year	Amounts
2018	$6,415
2019	13,731
2020	135,316
2021	10,233
2022	366,635
Thereafter	306,373
$838,703

7. Indirect Expenses
Indirect hotel operating expenses for the three and six months ended June 30, 2018 and 2017 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Administrative and general	$13,125	$13,060	$25,412	$25,838
Advertising and sales	11,504	10,973	21,785	21,326
Repairs and maintenance	5,287	5,289	10,631	10,537
Utilities	3,629	3,931	7,277	7,674
Franchise fees	2,748	2,682	5,037	4,865
Management fees	5,864	6,296	10,483	10,727
Property and other taxes	8,474	8,349	16,701	16,549
Insurance, leases and other	2,913	2,952	6,011	5,831
Indirect hotel operating expenses	$53,544	$53,532	$103,337	$103,347

8. Earnings Per Share
The following is a reconciliation of the amounts used in calculating basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net income available to common shareholders	$23,810	$19,239	$30,359	$24,836
Less: Dividends declared on unvested time-based awards	(119)	(123)	(240)	(247)
Less: Undistributed earnings allocated to unvested time-based awards	—	—	—	—
Net income available to common shareholders, excluding amounts attributable to unvested time-based awards	$23,691	$19,116	$30,119	$24,589

Denominator:
Weighted-average number of common shares outstanding–basic	59,133,648	59,033,952	59,126,894	59,014,876
Effect of dilutive unvested performance-based awards	659,415	—	633,871	—
Weighted-average number of common shares outstanding–diluted	59,793,063	59,033,952	59,760,765	59,014,876

Net income available per common share:
Basic	$0.40	$0.32	$0.51	$0.42
Diluted	$0.40	$0.32	$0.50	$0.42
For the three and six months ended June 30, 2018 and 2017, 107,559 unvested performance-based awards and 761,934 unvested performance-based awards, respectively, were excluded from diluted weighted-average common shares outstanding as the awards had not achieved the specific levels of relative total shareholder return required for vesting at each period end.
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
On September 29, 2015, the Trust’s board of trustees authorized a share repurchase program pursuant to which the Trust may acquire up to $100.0 million of its common shares. The repurchase program authorizes the Trust to repurchase its common shares from time to time through open market purchases, negotiated transactions or other means, in accordance with applicable securities laws and other restrictions. The repurchase program expires in September 2018, but may be suspended or discontinued at any time, and does not obligate the Trust to acquire any particular amount of its shares. As of June 30, 2018, $100.0 million remained available for the repurchase of common shares.
For the six months ended June 30, 2018, the Trust issued 1,533 unrestricted common shares and 495,579 restricted common shares to its trustees and employees. For the six months ended June 30, 2018, the Trust repurchased 42,137 common shares from employees to satisfy the minimum statutory tax withholding requirements related to the vesting of their previously granted restricted common shares. As of June 30, 2018, the Trust had 60,396,063 common shares outstanding.
For the six months ended June 30, 2018, the Trust paid or its board of trustees declared the following dividends per common share:

	Record Date	Payment Date	Dividend Per Common Share
Fourth Quarter 2017	December 29, 2017	January 12, 2018	$0.40
First Quarter 2018	March 29, 2018	April 13, 2018	$0.40
Second Quarter 2018	June 29, 2018	July 13, 2018	$0.40
Preferred Shares—The Trust is authorized to issue up to 100,000,000 preferred shares, $.01 par value per share. The Trust’s board of trustees is required to set for each class or series of preferred shares the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption. No preferred shares were outstanding as of June 30, 2018.

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
In June 2018, the Trust’s common shareholders approved an amendment to the Plan to, among other things, increase the number of shares available for issuance under the Plan by 1,250,000 shares and extend the term of the Plan to June 2028. Shares that are issued under the Plan to any person pursuant to an award are counted against the aggregate number of shares available for issuance under the Plan as one share for every one share granted. If any shares covered by an award are not purchased or are forfeited, if an award is settled in cash, or if an award otherwise terminates without delivery of any shares, then the number of common shares counted against the aggregate number of shares available under the Plan with respect to the award will, to the extent of any such forfeiture or termination, again be available for making awards under the Plan. As of June 30, 2018, subject to increases that may result in the case of any future forfeiture or termination of currently outstanding awards, 1,582,235 common shares were reserved and available for future issuances under the Plan.
The Trust will make appropriate adjustments to outstanding awards and the number of shares available for issuance under the Plan, including the individual limitations on awards, to reflect share dividends, share splits, spin-offs and other similar events. While the compensation committee can terminate or amend the Plan at any time, no amendment can adversely impair the rights of grantees with respect to outstanding awards. In addition, an amendment will be contingent on approval of the Trust’s common shareholders to the extent required by law or if the amendment would materially increase the benefits accruing to participants under the Plan, materially increase the aggregate number of shares that can be issued under the Plan, or materially modify the requirements as to eligibility for participation in the Plan. Unless terminated earlier, the Plan will terminate in June 2028, but will continue to govern unexpired awards.
For the six months ended June 30, 2018, the Trust granted 495,579 restricted common shares to certain employees and trustees, of which 133,726 shares were time-based awards and 361,853 shares were performance-based awards (the “2018 Performance-Based Awards”). The time-based awards are generally eligible to vest at the annual rate of one-third of the number of restricted shares granted commencing on the first anniversary of their issuance. The 2018 Performance-Based Awards are eligible to vest at December 31, 2020. Dividends on the 2018 Performance-Based Awards accrue, but are not paid unless the related shares vest. The fair value of the 2018 Performance-Based Awards was $10.82 per share and was determined using a Monte Carlo simulation with the following assumptions: volatility of 24.09%; an expected term equal to the requisite service period for the awards; and a risk-free interest rate of 2.00%.
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
As of June 30, 2018, there was approximately $11.3 million of unrecognized share-based compensation expense related to restricted common shares. The unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 2.0 years.

The following is a summary of the Trust’s restricted common share activity for the six months ended June 30, 2018:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Restricted common shares as of December 31, 2017	895,515	$15.93
Granted	495,579	$15.45
Vested	(143,782)	$27.97
Forfeited	—	$—
Restricted common shares as of June 30, 2018	1,247,312	$14.35

11. Fair Value Measurements and Derivative Instrument
The following table sets forth the Trust’s financial assets and liabilities measured at fair value by level within the fair value hierarchy (in thousands). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at June 30, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Interest rate swap (included within prepaid expenses and other assets)	$7,054	$—	$7,054	$—
	$7,054	$—	$7,054	$—
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
The Trust’s financial instruments in addition to those disclosed in the table above include cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, and long-term debt. The carrying values reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses approximate fair value. The Trust estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument using estimated market rates of debt instruments with similar maturities and credit profiles. These inputs are classified as Level 3 within the fair value hierarchy. As of June 30, 2018, the carrying value reported in the consolidated balance sheet for the Trust’s long-term debt approximated its fair value.

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
Franchise Agreements—As of June 30, 2018, 11 of the Trust’s hotels operated pursuant to franchise agreements with hotel brand companies and 10 hotels operated pursuant to management agreements with hotel brand companies that allowed them to operate under their respective brands. Under the 11 franchise agreements, the Trust generally pays a royalty fee ranging from 3% to 6% of room revenues and up to 3% of food and beverage revenues, plus additional fees for marketing, central reservation systems, and other franchisor costs that amount to between 1% and 5% of room revenues.
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
13. Subsequent Event
On July 26, 2018, the Trust sold the 200-room Hyatt Centric Santa Barbara located in Santa Barbara, California for a sale price of $90.0 million. The Trust used the net proceeds from the sale to repay all outstanding borrowings under its revolving credit facility.

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

Overview
The Trust was organized as a self-advised REIT in the state of Maryland in June 2009, with a focus on investments primarily in upper-upscale hotels in major business and convention markets and, on a selective basis, premium select-service hotels in urban settings or unique locations in the U.S. We completed our IPO in January 2010 and own the following 20 hotels as of the date of this filing:

Hotel		Location	Rooms	Acquisition Date
1	Hyatt Regency Boston	Boston, MA	502	March 18, 2010
2	Hilton Checkers Los Angeles	Los Angeles, CA	193	June 1, 2010
3	Boston Marriott Newton	Newton, MA	430	July 30, 2010
4	Le Meridien San Francisco	San Francisco, CA	360	December 15, 2010
5	Homewood Suites Seattle Convention Center	Seattle, WA	195	May 2, 2011
6	W Chicago – City Center	Chicago, IL	403	May 10, 2011
7	Hotel Indigo San Diego Gaslamp Quarter	San Diego, CA	210	June 17, 2011
8	Courtyard Washington Capitol Hill/Navy Yard	Washington, DC	204	June 30, 2011
9	Hotel Adagio San Francisco, Autograph Collection	San Francisco, CA	171	July 8, 2011
10	Hilton Denver City Center	Denver, CO	613	October 3, 2011
11	Hyatt Herald Square New York	New York, NY	122	December 22, 2011
12	W Chicago – Lakeshore	Chicago, IL	520	August 21, 2012
13	Hyatt Regency Mission Bay Spa and Marina	San Diego, CA	429	September 7, 2012
14	Hyatt Place New York Midtown South	New York, NY	185	March 14, 2013
15	W New Orleans – French Quarter	New Orleans, LA	97	March 28, 2013
16	Le Meridien New Orleans	New Orleans, LA	410	April 25, 2013
17	Hyatt Centric Fisherman’s Wharf	San Francisco, CA	316	May 31, 2013
18	JW Marriott San Francisco Union Square	San Francisco, CA	344	October 1, 2014
19	Royal Palm South Beach Miami, a Tribute Portfolio Resort	Miami Beach, FL	393	March 9, 2015
20	Ace Hotel and Theater Downtown Los Angeles	Los Angeles, CA	182	April 30, 2015
			6,279

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
Executive Summary
Our 21-hotel portfolio owned during the second quarter of 2018 had a RevPAR increase of 4.7% during the second quarter of 2018 as compared to the second quarter of 2017, driven by an increase in occupancy of 2.1 percentage points and an increase in ADR of 2.3%. Our hotel portfolio outperformed the U.S. industry average RevPAR growth of 4.0%, as reported by STR. Given the increase in RevPAR and as a result of the efforts of our hotel managers, working with our asset management team, to manage and control expenses, our hotel portfolio also experienced an increase in Adjusted Hotel EBITDAre of 5.6% and an increase in Adjusted Hotel EBITDAre Margin of 110 basis points during the second quarter of 2018 as compared to the second quarter of 2017. We believe the headwinds we experienced throughout 2017 (i.e., disruption resulting from significant guestroom renovations at three of our hotels and the temporary closure of the Moscone Center in San Francisco, California in the second and third quarters) have and will continue to provide tailwinds for our hotel portfolio for the coming several years.

During the second quarter of 2018, we amended and restated our revolving credit facility to extend the initial maturity and reduce our cost of borrowings. Subsequent to quarter end, we were able to take advantage of the strong pricing seen in the hotel transaction market by selling the Hyatt Centric Santa Barbara for a sale price of $90.0 million.
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
Results of Operations
Comparison of the three months ended June 30, 2018 and 2017
Results of operations for the three months ended June 30, 2018 include the operating activity of 21 hotels, whereas the results of operations for the three months ended June 30, 2017 include the operating activity of 22 hotels. We use the term “comparable hotel portfolio” to refer to those hotels owned for the entirety of the two periods being compared, and the term “non-comparable hotel portfolio” to refer to those hotels not owned for the entirety of the two periods being compared. For the three months ended June 30, 2018 and 2017, the comparable hotel portfolio includes the 21 hotels owned as of June 30, 2018 and the non-comparable hotel portfolio includes The Hotel Minneapolis, Autograph Collection, which was sold on November 8, 2017.
Revenues—Total revenue for the three months ended June 30, 2018 was $163.3 million, all of which was contributed by the comparable hotel portfolio. Total revenue for the three months ended June 30, 2017 was $162.5 million, of which $159.4 million was contributed by the comparable hotel portfolio and $3.1 million was contributed by the non-comparable hotel portfolio. The increase in total revenue for the comparable hotel portfolio of $3.9 million was primarily driven by increases in total revenue at the Boston Marriott Newton and the JW Marriott San Francisco Union Square, both of which were undergoing guestroom renovations during the three months ended June 30, 2017, and increases in total revenue at our other hotels located in San Francisco (during the three months ended June 30, 2017, demand from customers at our hotels located in San Francisco was negatively impacted by the temporary closure of the Moscone Center and the resultant decrease in citywide events). The aforementioned increases in total revenue were offset partially by decreases in total revenue at our hotels located in Chicago and Los Angeles.
Hotel operating expenses—Hotel operating expenses, excluding depreciation and amortization, for the three months ended June 30, 2018 was $104.0 million, all of which was contributed by the comparable hotel portfolio. Hotel operating expenses, excluding depreciation and amortization, for the three months ended June 30, 2017 was $105.3 million, of which $103.1 million was contributed by the comparable hotel portfolio and $2.2 million was contributed by the non-comparable hotel portfolio. The increase in hotel operating expenses for the comparable hotel portfolio of $0.9 million was primarily a result of the increase in corresponding total revenue for the comparable hotel portfolio. Specifically driving the increase in total hotel operating expenses for the comparable hotel portfolio were rooms expense and the following indirect hotel operating expenses: administrative and general, advertising and sales, repairs and maintenance, franchise fees, and property and other taxes. Credit card commissions (included within administrative and general) and franchise fees are both variable hotel operating expenses calculated as a percentage of revenue, and therefore, increased commensurately with the increase in total revenue for the comparable hotel portfolio. The increases in the aforementioned expenses were offset partially by decreases in food and beverage expense, which was primarily a result of the corresponding decrease in food and beverage revenue for the comparable hotel portfolio, and management fees, which was primarily a result of no incentive management fees being incurred at the Hilton Denver City Center during the three months ended June 30, 2018 following a change in management of the hotel that took effect on December 1, 2017.
Depreciation and amortization—Depreciation and amortization expense for each of the three months ended June 30, 2018 and 2017 was $19.1 million.
Air rights contract amortization—Air rights contract amortization expense associated with the Hyatt Regency Boston for each of the three months ended June 30, 2018 and 2017 was $0.1 million.
Corporate general and administrative—Corporate general and administrative expense for the three months ended June 30, 2018 and 2017 was $4.7 million and $4.6 million, respectively. Included in corporate general and administrative expense for the three months ended June 30, 2018 and 2017 was $1.8 million and $1.9 million, respectively, of non-cash share-based compensation expense.
Interest expense—Interest expense for the three months ended June 30, 2018 and 2017 was $8.9 million and $8.2 million, respectively. The increase in interest expense was primarily related to the increase in long-term debt outstanding, reflecting the use of debt to fund the redemption of the 7.75% Series A Cumulative Redeemable Preferred Shares in July 2017.
Income tax expense—Income tax expense for the three months ended June 30, 2018 and 2017 was $2.6 million and $3.4 million, respectively. Income tax expense is directly related to taxable income generated by our TRSs during the period. The decrease in income tax expense was partially related to a decrease in our effective income tax rate resulting from the enactment of the Tax Cuts and Jobs Act in December 2017.
Preferred share dividends—There was no preferred share dividends for the three months ended June 30, 2018. Preferred share dividends for the three months ended June 30, 2017 was $2.4 million. The decrease in preferred share dividends is directly related to the full redemption of the 7.75% Series A Cumulative Redeemable Preferred Shares in July 2017.
Comparison of the six months ended June 30, 2018 and 2017
Results of operations for the six months ended June 30, 2018 include the operating activity of 21 hotels, whereas the results of operations for the six months ended June 30, 2017 include the operating activity of 22 hotels. We use the term “comparable hotel portfolio” to refer to those hotels owned for the entirety of the two periods being compared, and the term “non-comparable hotel portfolio” to refer to those hotels not owned for the entirety of the two periods being compared. For the six months ended June 30, 2018 and 2017, the comparable hotel portfolio includes the 21 hotels owned as of June 30, 2018 and the non-comparable hotel portfolio includes The Hotel Minneapolis, Autograph Collection, which was sold on November 8, 2017.
Revenues—Total revenue for the six months ended June 30, 2018 was $298.3 million, all of which was contributed by the comparable hotel portfolio. Total revenue for the six months ended June 30, 2017 was $297.3 million, of which $291.8 million was contributed by the comparable hotel portfolio and $5.5 million was contributed by the non-comparable hotel portfolio. The increase in total revenue for the comparable hotel portfolio of $6.5 million was primarily driven by increases in total revenue at the Boston Marriott Newton, the Hilton Denver City Center, the Hyatt Regency Mission Bay Spa and Marina and the JW Marriott San Francisco Union Square, all of which were undergoing guestroom renovations during all or a portion of the six months ended June 30, 2017, and increases in total revenue at our other hotels located in San Francisco (during a portion of the six months ended June 30, 2017, demand from customers at our hotels located in San Francisco was negatively impacted by the temporary closure of the Moscone Center and the resultant decrease in citywide events). The aforementioned increases in total revenue were offset partially by decreases in total revenue at our hotels located in Chicago and Los Angeles.
Hotel operating expenses—Hotel operating expenses, excluding depreciation and amortization, for the six months ended June 30, 2018 was $201.3 million, all of which was contributed by the comparable hotel portfolio. Hotel operating expenses, excluding depreciation and amortization, for the six months ended June 30, 2017 was $204.1 million, of which $199.7 million was contributed by the comparable hotel portfolio and $4.4 million was contributed by the non-comparable hotel portfolio. The increase in hotel operating expenses for the comparable hotel portfolio of $1.6 million was primarily a result of the increase in corresponding total revenue for the comparable hotel portfolio. Specifically driving the increase in total hotel operating expenses for the comparable hotel portfolio were rooms expense and the following indirect hotel operating expenses: administrative and general, advertising and sales, repairs and maintenance, franchise fees, and property and other taxes. Credit card commissions (included within administrative and general) and franchise fees are both variable hotel operating expenses calculated as a percentage of revenue, and therefore, increased commensurately with the increase in total revenue for the comparable hotel portfolio. The increases in the aforementioned expenses were offset partially by decreases in food and beverage expense, which was primarily a result of the corresponding decrease in food and beverage revenue for the comparable hotel portfolio, and management fees, which was primarily a result of no incentive management fees being incurred at the Hilton Denver City Center during the six months ended June 30, 2018 following a change in management of the hotel that took effect on December 1, 2017.
Depreciation and amortization—Depreciation and amortization expense for the six months ended June 30, 2018 and 2017 was $38.3 million and $37.9 million, respectively. The increase in depreciation and amortization expense was primarily attributable to the guestroom renovations completed during the year ended December 31, 2017, offset partially by the sale of The Hotel Minneapolis, Autograph Collection in November 2017.
Air rights contract amortization—Air rights contract amortization expense associated with the Hyatt Regency Boston for each of the six months ended June 30, 2018 and 2017 was $0.3 million.
Corporate general and administrative—Corporate general and administrative expense for the six months ended June 30, 2018 and 2017 was $10.1 million and $9.6 million, respectively. Included in corporate general and administrative expense for each of the six months ended June 30, 2018 and 2017 was $3.8 million of non-cash share-based compensation expense. The increase in corporate general and administrative expense is primarily related to an increase in employee compensation expense and professional service fees.
Interest expense—Interest expense for the six months ended June 30, 2018 and 2017 was $17.8 million and $16.0 million, respectively. The increase in interest expense was primarily related to the increase in long-term debt outstanding, reflecting the use of debt to fund the redemption of the 7.75% Series A Cumulative Redeemable Preferred Shares in July 2017.

Income tax benefit (expense)—Income tax expense for the six months ended June 30, 2018 was $0.3 million and income tax benefit for the six months ended June 30, 2017 was $0.1 million. Income tax benefit (expense) is directly related to taxable losses (income) generated by our TRSs during the period.
Preferred share dividends—There was no preferred share dividends for the six months ended June 30, 2018. Preferred share dividends for the six months ended June 30, 2017 was $4.8 million. The decrease in preferred share dividends is directly related to the full redemption of the 7.75% Series A Cumulative Redeemable Preferred Shares in July 2017.
Hotel operating results
We use the term “comparable” to refer to metrics that include only those hotels owned for the entirety of the two periods being compared. As of June 30, 2018, we owned 21 hotels. Since The Hotel Minneapolis, Autograph Collection was sold on November 8, 2017, it has been excluded from the comparable hotel portfolio metrics for the three and six months ended June 30, 2017. Included in the following table are comparisons of occupancy, ADR, RevPAR, Adjusted Hotel EBITDAre, and Adjusted Hotel EBITDAre Margin for the comparable 21-hotel portfolio for the three and six months ended June 30, 2018 and 2017 (in thousands, except for ADR and RevPAR):

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Comparable Occupancy	88.9%	86.8%	210 bps	84.9%	81.7%	320 bps
Comparable ADR	$239.57	$234.09	2.3%	$227.01	$226.39	0.3%
Comparable RevPAR	$212.89	$203.27	4.7%	$192.83	$185.08	4.2%

Comparable Adjusted Hotel EBITDAre	$59,200	$56,066	5.6%	$96,864	$91,810	5.5%
Comparable Adjusted Hotel EBITDAre Margin	36.3%	35.2%	110 bps	32.5%	31.5%	100 bps
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

The following table reconciles net income to EBITDAre, Adjusted Corporate EBITDAre, Adjusted Hotel EBITDAre, and Adjusted Hotel EBITDAre Margin for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$23,810	$21,661	$30,359	$29,680
Add: Interest expense	8,914	8,171	17,758	15,969
Income tax expense (benefit)	2,629	3,407	259	(120)
Depreciation and amortization	19,105	19,096	38,313	37,883
Less: Interest income	(38)	—	(38)	—
EBITDAre	54,420	52,335	86,651	83,412
Add: Non-cash amortization(1)	55	(25)	110	(50)
Adjusted Corporate EBITDAre	54,475	52,310	86,761	83,362
Add: Corporate general and administrative	4,725	4,647	10,103	9,582
Adjusted Hotel EBITDAre	59,200	56,957	96,864	92,944
Less: Adjusted Hotel EBITDAre of hotel sold(2)	—	(891)	—	(1,134)
Comparable Adjusted Hotel EBITDAre	$59,200	$56,066	$96,864	$91,810

Total revenue	$163,285	$162,461	$298,310	$297,335
Less: Total revenue of hotel sold(2)	—	(3,135)	—	(5,524)
Comparable total revenue	$163,285	$159,326	$298,310	$291,811

Comparable Adjusted Hotel EBITDAre Margin	36.3%	35.2%	32.5%	31.5%
_____________

(1)	Reflects non-cash amortization of ground lease asset, deferred franchise costs, deferred key money, unfavorable contract liability, and air rights contract.

(2)	Reflects results of operations for The Hotel Minneapolis, Autograph Collection, which was sold on November 8, 2017.
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

The following table reconciles net income to FFO, FFO available to common shareholders, and AFFO available to common shareholders for the three and six months ended June 30, 2018 and 2017 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$23,810	$21,661	$30,359	$29,680
Add: Depreciation and amortization	19,105	19,096	38,313	37,883
FFO	42,915	40,757	68,672	67,563
Less: Preferred share dividends	—	(2,422)	—	(4,844)
Dividends declared on unvested time-based awards	(119)	(123)	(240)	(247)
Undistributed earnings allocated to unvested time-based awards	—	—	—	—
FFO available to common shareholders	42,796	38,212	68,432	62,472
Add: Non-cash amortization(1)	55	(25)	110	(50)
AFFO available to common shareholders	$42,851	$38,187	$68,542	$62,422

FFO available per common share:
Basic	$0.72	$0.65	$1.16	$1.06
Diluted	$0.72	$0.65	$1.15	$1.06

AFFO available per common share:
Basic	$0.72	$0.65	$1.16	$1.06
Diluted	$0.72	$0.65	$1.15	$1.06
_____________

(1)	Reflects non-cash amortization of ground lease asset, deferred franchise costs, deferred key money, unfavorable contract liability, and air rights contract.
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

Sources and Uses of Cash
For the six months ended June 30, 2018, net cash flows from operating activities were $60.2 million; net cash flows used in investing activities were $18.9 million, which were for improvements and additions to our hotels; and net cash flows used in financing activities were $46.8 million, including $47.5 million in dividend payments to common shareholders and $6.5 million in scheduled principal payments on mortgage debt, offset partially by a net borrowing of $10.0 million under our revolving credit facility. As of June 30, 2018, we had cash and cash equivalents of $40.6 million and restricted cash of $28.8 million.
Liquidity and Capital Resources
We expect our primary source of cash to meet operating requirements, including payment of dividends in accordance with the REIT requirements of the U.S. federal income tax laws, payment of interest on any borrowings and funding of any capital expenditures, will be from our hotels’ results of operations and existing cash and cash equivalent balances. We currently expect that our operating cash flows will be sufficient to fund our continuing operations. We also expect to use existing restricted cash balances and borrowings under our revolving credit facility to partially fund any capital expenditures. We intend to incur indebtedness to supplement our investment capital and to maintain flexibility to respond to industry conditions and opportunities. We are targeting an overall debt level not to exceed 40% of the aggregate value of all of our hotels, as calculated in accordance with our revolving credit facility; as of June 30, 2018, our overall debt level was 37.2% under this calculation.
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
On May 31, 2018, we entered into an amended and restated credit agreement with a syndicate of banks to (1) extend the maturity date to May 2022 and (2) lower the interest rate to LIBOR plus 1.45% - 2.20% (the spread over LIBOR continues to be based on our consolidated leverage ratio) for our revolving credit facility. The amended credit agreement provides for the possibility of further future increases, up to a maximum of $450.0 million, in accordance with the terms of the amended credit agreement. The amended credit agreement also provides for an extension of the maturity date by one year, subject to satisfaction of certain customary conditions.
On July 26, 2018, we sold the 200-room Hyatt Centric Santa Barbara for a sale price of $90.0 million. We used the net proceeds from the sale to repay all outstanding borrowings under our revolving credit facility.
As of the date of this filing, we have approximately $42.0 million of cash and cash equivalents, approximately $29.0 million of restricted cash, and $300.0 million available to borrow under our revolving credit facility. See Note 6, “Long-Term Debt,” to our interim consolidated financial statements for additional information relating to our revolving credit facility and other long-term debt.

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
From time to time, certain of our hotels may be undergoing renovations as a result of our decision to upgrade portions of the hotels, such as guestrooms, meeting space, and/or restaurants, in order to better compete with other hotels in our markets. As of June 30, 2018, none of our hotels were undergoing comprehensive renovations. In addition, often after we acquire a hotel, we are required to complete a PIP in order to bring the hotel up to the respective franchisor’s standards. If permitted by the terms of the management agreement, funding for a renovation will first come from the FF&E reserve. To the extent that the FF&E reserve is not adequate to cover the cost of the renovation, we will fund the remaining portion of the renovation with cash and cash equivalents or available borrowings under our revolving credit facility.

Contractual Obligations
The following table sets forth our contractual obligations as of June 30, 2018, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands). There were no other material off-balance sheet arrangements at June 30, 2018.

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Revolving credit facility, including interest(1)	$86,224	$2,804	$5,616	$77,804	$—
Term loan, including interest(1)	255,321	7,788	15,598	231,935	—
Secured loans, including interest	649,794	35,034	186,215	131,965	296,580
Corporate office lease	1,219	292	610	317	—
Ground leases(2)	203,438	4,101	8,201	8,219	182,917
	$1,195,996	$50,019	$216,240	$450,240	$479,497

_____________

(1)
Assumes no additional borrowings and interest payments are based on the interest rate in effect at June 30, 2018. Also assumes that no extension options, if any, are exercised. See Note 6, “Long-Term Debt,” to our interim consolidated financial statements for additional information relating to our revolving credit facility and term loan.

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
We earn interest income primarily from cash and cash equivalent balances. Based on our cash and cash equivalents as of June 30, 2018, if interest rates increase or decrease by 1.00%, our interest income will increase or decrease by approximately $0.4 million annually.
Amounts borrowed under our revolving credit facility currently bear interest at variable rates based on LIBOR plus 1.45% - 2.20% (the spread over LIBOR based on our consolidated leverage ratio). If prevailing LIBOR on any outstanding borrowings under our revolving credit facility were to increase or decrease by 1.00%, the increase or decrease in interest expense on our debt would increase or decrease future earnings and cash flows by approximately $0.8 million annually, assuming that the amount outstanding under our revolving credit facility was to remain at $75.0 million, the balance at June 30, 2018.

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
None.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibits are filed as part of this Form 10-Q:

Exhibit Number	Description of Exhibit

10.1
Fifth Amended and Restated Credit Agreement, dated May 31, 2018, by and among Chesapeake Lodging, L.P., as borrower, the financial institutions party thereto and their assignees under section13.6, as lenders, and Wells Fargo Bank, N.A., as administrative agent

10.2
First Amendment to Term Loan Agreement, dated May 31, 2018, by and among Chesapeake Lodging, L.P., as borrower, the financial institutions party thereto and their assignees under Section 13.6, as lenders, and Wells Fargo Bank, N.A., as administrative agent

10.3	Chesapeake Lodging Trust Equity Plan (As Amended and Restated Effective as of June 14, 2018)

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President and Chief Financial Officer

32.1	Section 1350 Certification of President and Chief Executive Officer

32.2	Section 1350 Certification of Executive Vice President and Chief Financial Officer

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema Document

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document

101.LAB XBRL	Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHESAPEAKE LODGING TRUST

Date:	July 27, 2018	By:	/S/ DOUGLAS W. VICARI
Douglas W. Vicari
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ GRAHAM J. WOOTTEN
Graham J. Wootten
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)