Form 10-Q
period 2018-09-30
Chesapeake Lodging Trust
filed 2018-11-01
CIK 1473078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________
FORM 10-Q
________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act). Yes ☐ No  ☒
As of October 26, 2018, there were 60,393,791 shares of the registrant’s common shares issued and outstanding.

CHESAPEAKE LODGING TRUST

PART I

Item 1.	Financial Statements

CHESAPEAKE LODGING TRUST
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Property and equipment, net	$1,739,606	$1,823,217
Intangible assets, net	34,823	35,256
Cash and cash equivalents	68,865	44,314
Restricted cash	29,942	30,602
Accounts receivable, net of allowance for doubtful accounts of $145 and $116, respectively	32,038	20,769
Prepaid expenses and other assets	25,404	21,202
Total assets	$1,930,678	$1,975,360

LIABILITIES AND SHAREHOLDERS’ EQUITY
Long-term debt	$754,599	$829,552
Accounts payable and accrued expenses	74,959	65,783
Other liabilities	31,219	31,597
Total liabilities	860,777	926,932
Commitments and contingencies (Note 12)
Preferred shares, $.01 par value; 100,000,000 shares authorized; no shares issued and outstanding, respectively	—	—
Common shares, $.01 par value; 400,000,000 shares authorized; 60,394,154 and 59,941,088 shares issued and outstanding, respectively	604	599
Additional paid-in capital	1,194,774	1,190,250
Cumulative dividends in excess of net income	(133,463)	(144,734)
Accumulated other comprehensive income	7,986	2,313
Total shareholders’ equity	1,069,901	1,048,428
Total liabilities and shareholders’ equity	$1,930,678	$1,975,360
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
REVENUE
Rooms	$122,716	$123,241	$348,846	$344,410
Food and beverage	25,396	27,172	83,590	89,620
Other	8,241	7,864	22,227	21,582
Total revenue	156,353	158,277	454,663	455,612
EXPENSES
Hotel operating expenses:
Rooms	27,865	28,132	80,623	80,822
Food and beverage	20,027	21,306	62,876	66,694
Other direct	1,369	1,480	3,721	4,136
Indirect	54,639	54,081	157,976	157,428
Total hotel operating expenses	103,900	104,999	305,196	309,080
Depreciation and amortization	18,621	19,369	56,934	57,252
Air rights contract amortization	130	130	390	390
Corporate general and administrative	4,419	4,216	14,522	13,798
Total operating expenses	127,070	128,714	377,042	380,520

Operating income	29,283	29,563	77,621	75,092
Interest income	190	—	228	—
Interest expense	(8,445)	(9,020)	(26,203)	(24,989)
Gain on sale of hotel	33,109	—	33,109	—
Income before income taxes	54,137	20,543	84,755	50,103
Income tax expense	(758)	(1,590)	(1,017)	(1,470)
Net income	53,379	18,953	83,738	48,633
Preferred share dividends	—	(430)	—	(5,274)
Write-off of issuance costs of redeemed preferred shares	—	(4,419)	—	(4,419)
Net income available to common shareholders	$53,379	$14,104	$83,738	$38,940

Net income available per common share:
Basic	$0.90	$0.24	$1.41	$0.65
Diluted	$0.89	$0.24	$1.39	$0.65
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$53,379	$18,953	$83,738	$48,633
Other comprehensive income:
Unrealized gains (losses) on cash flow hedge instruments	1,063	(215)	5,688	(722)
Reclassification of unrealized losses (gains) on cash flow hedge instruments to interest expense	(131)	366	(15)	780
Comprehensive income	$54,311	$19,104	$89,411	$48,691
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Shares		Additional Paid-In Capital	Cumulative Dividends in Excess of Net Income	Accumulated Other Comprehensive Income
	Shares	Amount				Total
Balances at December 31, 2017	59,941,088	$599	$1,190,250	$(144,734)	$2,313	$1,048,428
Repurchase of common shares	(42,137)	—	(1,146)	—	—	(1,146)
Issuance of restricted common shares	495,579	5	(5)	—	—	—
Issuance of unrestricted common shares	2,712	—	83	—	—	83
Forfeiture of restricted common shares	(3,088)	—	—	—	—	—
Amortization of deferred compensation	—	—	5,592	—	—	5,592
Declaration of dividends on common shares	—	—	—	(72,467)	—	(72,467)
Net income	—	—	—	83,738	—	83,738
Other comprehensive income	—	—	—	—	5,673	5,673
Balances at September 30, 2018	60,394,154	$604	$1,194,774	$(133,463)	$7,986	$1,069,901
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$83,738	$48,633
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,934	57,252
Air rights contract amortization	390	390
Deferred financing costs amortization	1,211	1,248
Gain on sale of hotel	(33,109)	—
Share-based compensation	5,675	5,671
Other	(226)	(465)
Changes in assets and liabilities:
Accounts receivable, net	(11,785)	(8,825)
Prepaid expenses and other assets	1,212	(1,907)
Accounts payable and accrued expenses	8,801	5,089
Other liabilities	(104)	173
Net cash provided by operating activities	112,737	107,259
Cash flows from investing activities:
Disposition of hotel, net of cash sold	89,821	—
Improvements and additions to hotels	(30,066)	(41,952)
Net cash provided by (used in) investing activities	59,755	(41,952)
Cash flows from financing activities:
Redemption of preferred shares	—	(125,000)
Borrowings under revolving credit facility	55,000	300,000
Repayments under revolving credit facility	(120,000)	(250,000)
Proceeds from issuance of unsecured term loan	—	225,000
Scheduled principal payments on mortgage debt	(9,604)	(134,435)
Payment of deferred financing costs	(1,560)	(1,771)
Payment of dividends to common shareholders	(71,291)	(72,168)
Payment of dividends to preferred shareholders	—	(7,320)
Repurchase of common shares	(1,146)	(1,065)
Net cash used in financing activities	(148,601)	(66,759)
Net increase (decrease) in cash, cash equivalents, and restricted cash	23,891	(1,452)
Cash, cash equivalents, and restricted cash, beginning of period	74,916	79,188
Cash, cash equivalents, and restricted cash, end of period	$98,807	$77,736
Supplemental disclosure of cash flow information:
Cash paid for interest	$24,667	$23,340
Cash paid for income taxes	$860	$1,650
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Organization and Description of Business
Chesapeake Lodging Trust (the “Trust”) is a self-advised real estate investment trust (“REIT”) that was organized in the state of Maryland. The Trust is focused on investments primarily in upper-upscale hotels in major business and convention markets and, on a selective basis, premium select-service hotels in urban settings or unique locations in the United States of America (“U.S.”). As of September 30, 2018, the Trust owned 20 hotels with an aggregate of 6,279 rooms in eight states and the District of Columbia.
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

The Trust reviews its hotels for impairment whenever events or changes in circumstances indicate that the carrying values of the hotels may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the hotels due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel’s estimated fair market value is recorded and an impairment loss is recognized. No impairment losses have been recognized related to any hotels for the three and nine months ended September 30, 2018 and 2017.
The Trust classifies a hotel as held for sale in the period in which it has made the decision to dispose of the hotel, a binding agreement to purchase the hotel has been signed under which the buyer has committed a significant amount of nonrefundable cash, and no significant financing contingencies exist which could cause the transaction not to be completed in a timely manner. If these criteria are met, depreciation and amortization of the hotel will cease and an impairment loss will be recognized if the fair value of the hotel, less the costs to sell, is lower than the carrying amount of the hotel. If the sale represents a strategic shift that has (or will have) a major effect on the Trust’s operations and financial results, the Trust will classify the loss, together with the related operating results, as discontinued operations in the consolidated statements of operations and will classify the related assets and liabilities as held for sale in the consolidated balance sheets. As of September 30, 2018 and December 31, 2017, the Trust had no assets held for sale or liabilities related to assets held for sale.
Revenue Recognition—Revenues from operations of the hotels are recognized when goods and services are provided and the performance obligations are satisfied, net of any sales, occupancy, or other similar taxes collected from customers. Revenues consist of room sales, food and beverage sales, and other hotel revenues and are presented on a disaggregated basis on the consolidated statements of operations.
Room revenue is generated through short-term contracts with customers whereby customers agree to pay a daily rate for the right to use hotel rooms for one or more nights. The Trust’s performance obligations are fulfilled at the end of each night that the customers are provided the rooms and room revenue is recognized daily at the contract rate in effect for each room night.
Food and beverage revenue is generated when customers agree to pay for food and beverage at a hotel’s restaurant or bar outlets or for banquet and catering services at a hotel. The Trust’s performance obligations are fulfilled at the time that the food and beverage is provided or when the banquet facilities and related dining and other amenities (e.g., audio visual services) are provided.
Other revenue (e.g., parking, marina, resort and cancellation fees, theater, leasing, spa, telephone, and gift shop sales) is recognized at the point in time or over the time period that the associated good or service is provided. Ancillary services (e.g., parking) at certain hotels are provided by third parties and the Trust assesses whether the Trust is the principal or agent in such arrangements. If the Trust is determined to be the agent, revenue is recognized based upon the commission earned from the third party on the provided service. If the Trust is determined to be the principal, revenue is recognized based upon the gross contract price of the provided service. Certain of the Trust’s hotels have retail spaces, restaurants or other spaces which the Trust leases to third parties. Lease revenue is recognized on a straight-line basis over the life of the lease and included within other revenue.
Advance deposits are generally provided when a customer or group of customers provides a deposit for a future stay or banquet event at the Trust’s hotels. Advance deposits are converted to revenue when the associated goods or services are provided to the customer or when a customer with a noncancellable reservation fails to arrive for part or all of the reservation. Conversely, advance deposits are generally refundable upon guest cancellation of the related reservation within an established period of time prior to the reservation.
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
In February 2016, the FASB issued updated accounting guidance which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new accounting guidance requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with terms greater than 12 months regardless of their classification. Leases with terms of 12 months or less will be accounted for similarly to existing guidance for operating leases. This new accounting guidance is effective for annual periods beginning after December 15, 2018 (early adoption is permitted) and is to be applied on a modified retrospective approach. The Trust is in the process of creating an inventory of its leases and analyzing its current ground lease agreements. The Trust expects to record assets and liabilities on its consolidated balance sheets associated with the ground lease agreements under the new accounting guidance; however, the Trust is still evaluating the impact that this guidance will have on its consolidated financial statements.

3. Dispositions
On November 8, 2017, the Trust sold the 222-room The Hotel Minneapolis, Autograph Collection for $46.3 million, including sold working capital. Net proceeds from the sale were $46.0 million, which resulted in the recognition of a gain on sale of $6.1 million. On July 26, 2018, the Trust sold the 200-room Hyatt Centric Santa Barbara for $90.1 million, including sold working capital. Net proceeds from the sale were $89.8 million, which resulted in the recognition of a gain on sale of $33.1 million. Neither of these sales represented a strategic shift that had (or will have) a major effect on the Trust's operations and financial results, and therefore, did not qualify to be reported as discontinued operations.

4. Property and Equipment
Property and equipment as of September 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Land and land improvements	$286,718	$316,815
Buildings and leasehold improvements	1,614,896	1,628,945
Furniture, fixtures and equipment	230,250	228,492
Construction-in-progress	14,249	6,640
	2,146,113	2,180,892
Less: accumulated depreciation and amortization	(406,507)	(357,675)
Property and equipment, net	$1,739,606	$1,823,217

5. Intangible Assets
Intangible assets as of September 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Air rights contract(1)	$36,105	$36,105
Favorable ground lease(2)	3,568	3,568
	39,673	39,673
Less: accumulated amortization	(4,850)	(4,417)
Intangible assets, net	$34,823	$35,256

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

6. Long-Term Debt
Long-term debt as of September 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	Origination	Original Principal Amount		Interest Rate	Principal Amortization Period	September 30,	December 31,
			Maturity			2018	2017
Unsecured:
Revolving credit facility(1)	July 2010	n/a	May 2022	Floating	n/a	$—	$65,000
Term loan(2)	April 2017	$225,000	April 2022	Floating	n/a	225,000	225,000
Secured:
Boston Marriott Newton	May 2013	$60,000	June 2020	3.63%	25	51,647	52,941
Le Meridien San Francisco	July 2013	$92,500	August 2020	3.50%	25	79,864	81,875
Hilton Denver City Center(3)	July 2012	$70,000	August 2022	4.90%	30	62,731	63,748
Hilton Checkers Los Angeles	February 2013	$32,000	March 2023	4.11%	30	28,775	29,260
W Chicago – City Center	July 2013	$93,000	August 2023	4.25%	25	81,454	83,320
Hyatt Herald Square New York/Hyatt Place New York Midtown South	July 2014	$90,000	July 2024	4.30%	30	86,791	87,938
Hyatt Regency Boston	June 2016	$150,000	July 2026	4.25%	30	144,382	146,166
						760,644	835,248
Unamortized deferred financing costs						(6,045)	(5,696)
Long-term debt						$754,599	$829,552

(1)
The Trust may exercise an option to extend the maturity by one year, subject to certain customary conditions. As of September 30, 2018, the interest rate in effect was 3.84%. See below for additional information related to the revolving credit facility.

(2)
The term loan bears interest equal to LIBOR plus 1.45% - 2.20% (the spread over LIBOR based on the Trust’s consolidated leverage ratio). Contemporaneous with the closing of the term loan, the Trust entered into an interest rate swap to fix LIBOR at 1.86% for the five-year term (as of September 30, 2018, the effective interest rate on the term loan was 3.41%). Under the terms of this interest rate swap, the Trust pays fixed interest of

1.86% per annum on a notional amount of $225.0 million and receives floating rate interest equal to one-month LIBOR. The effective date of this interest rate swap was April 21, 2017 and it will mature on April 21, 2022.

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
The amount that the Trust can borrow in the aggregate under the revolving credit facility and the term loan is based on the value of the Trust’s hotels included in the borrowing base, as defined in the amended credit agreement and the term loan agreement. As of September 30, 2018, the borrowing base included 11 of the Trust’s hotels providing borrowing availability of $300.0 million under the revolving credit facility, all of which remained available. The amended credit agreement and the term loan agreement contain financial covenants, including a leverage ratio and a minimum tangible net worth requirement, and additional financial covenants typically found in similar unsecured revolving credit facilities and term loans, including a consolidated secured debt ratio, an unsecured leverage ratio and an unsecured debt service coverage ratio.
Other
Certain of the Trust’s mortgage loan agreements contain standard financial covenants relating to coverage ratios and standard provisions that require loan servicers to maintain escrow accounts for certain items, including real estate taxes, property insurance premiums, and normal replacements of FF&E.
As of September 30, 2018, the Trust was in compliance with all financial covenants under its borrowing arrangements. As of September 30, 2018, the Trust’s weighted-average interest rate on its long-term debt was 3.94%. Future scheduled principal payments of debt obligations (assuming no exercise of extension options) as of September 30, 2018 are as follows (in thousands):

Year	Amounts
2018	$3,356
2019	13,731
2020	135,316
2021	10,233
2022	291,635
Thereafter	306,373
$760,644

7. Indirect Expenses
Indirect hotel operating expenses for the three and nine months ended September 30, 2018 and 2017 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Administrative and general	$13,031	$13,004	$38,443	$38,843
Advertising and sales	10,872	10,914	32,657	32,240
Repairs and maintenance	5,325	5,226	15,956	15,763
Utilities	4,163	4,352	11,440	12,026
Franchise fees	2,526	2,799	7,563	7,664
Management fees	6,079	6,634	16,562	17,361
Property and other taxes	9,392	8,108	26,093	24,656
Insurance, leases and other	3,251	3,044	9,262	8,875
Indirect hotel operating expenses	$54,639	$54,081	$157,976	$157,428
8. Earnings Per Share
The following is a reconciliation of the amounts used in calculating basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income available to common shareholders	$53,379	$14,104	$83,738	$38,940
Less: Dividends declared on unvested time-based awards	(118)	(124)	(358)	(371)
Less: Undistributed earnings allocated to unvested time-based awards	(147)	—	(63)	—
Net income available to common shareholders, excluding amounts attributable to unvested time-based awards	$53,114	$13,980	$83,317	$38,569

Denominator:
Weighted-average number of common shares outstanding–basic	59,148,764	59,043,425	59,134,264	59,024,497
Effect of dilutive unvested performance-based awards	726,663	244,387	687,063	220,306
Weighted-average number of common shares outstanding–diluted	59,875,427	59,287,812	59,821,327	59,244,803

Net income available per common share:
Basic	$0.90	$0.24	$1.41	$0.65
Diluted	$0.89	$0.24	$1.39	$0.65
For the three and nine months ended September 30, 2018 and 2017, 76,747 unvested performance-based awards and 371,352 unvested performance-based awards, respectively, were excluded from diluted weighted-average common shares outstanding as the awards had not achieved the specific levels of relative total shareholder return required for vesting at each period end.
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
For the nine months ended September 30, 2018, the Trust issued 2,712 unrestricted common shares and 495,579 restricted common shares to its trustees and employees. For the nine months ended September 30, 2018, the Trust repurchased 42,137 common shares from employees to satisfy the minimum statutory tax withholding requirements related to the vesting of their previously granted restricted common shares. As of September 30, 2018, the Trust had 60,394,154 common shares outstanding.

For the nine months ended September 30, 2018, the Trust paid or its board of trustees declared the following dividends per common share:

	Record Date	Payment Date	Dividend Per Common Share
Fourth Quarter 2017	December 29, 2017	January 12, 2018	$0.40
First Quarter 2018	March 29, 2018	April 13, 2018	$0.40
Second Quarter 2018	June 29, 2018	July 13, 2018	$0.40
Third Quarter 2018	September 28, 2018	October 15, 2018	$0.40
Preferred Shares—The Trust is authorized to issue up to 100,000,000 preferred shares, $.01 par value per share. The Trust’s board of trustees is required to set for each class or series of preferred shares the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption. No preferred shares were outstanding as of September 30, 2018.

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
In June 2018, the Trust’s common shareholders approved an amendment to the Plan to, among other things, increase the number of shares available for issuance under the Plan by 1,250,000 shares and extend the term of the Plan to June 2028. Shares that are issued under the Plan to any person pursuant to an award are counted against the aggregate number of shares available for issuance under the Plan as one share for every one share granted. If any shares covered by an award are not purchased or are forfeited, if an award is settled in cash, or if an award otherwise terminates without delivery of any shares, then the number of common shares counted against the aggregate number of shares available under the Plan with respect to the award will, to the extent of any such forfeiture or termination, again be available for making awards under the Plan. As of September 30, 2018, subject to increases that may result in the case of any future forfeiture or termination of currently outstanding awards, 1,584,144 common shares were reserved and available for future issuances under the Plan.
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
For the nine months ended September 30, 2018, the Trust granted 495,579 restricted common shares to certain employees and trustees, of which 133,726 shares were time-based awards and 361,853 shares were performance-based awards (the “2018 Performance-Based Awards”). The time-based awards are generally eligible to vest at the annual rate of one-third of the number of restricted shares granted commencing on the first anniversary of their issuance. The 2018 Performance-Based Awards are eligible to vest at December 31, 2020. Dividends on the 2018 Performance-Based Awards accrue, but are not paid unless the related shares vest. The fair value of the 2018 Performance-Based Awards was $10.82 per share and was determined using a Monte Carlo simulation with the following assumptions: volatility of 24.09%; an expected term equal to the requisite service period for the awards; and a risk-free interest rate of 2.00%.
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
As of September 30, 2018, there was approximately $9.3 million of unrecognized share-based compensation expense related to restricted common shares. The unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1.8 years.
The following is a summary of the Trust’s restricted common share activity for the nine months ended September 30, 2018:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Restricted common shares as of December 31, 2017	895,515	$15.93
Granted	495,579	$15.45
Vested	(143,782)	$27.97
Forfeited	(3,088)	$26.98
Restricted common shares as of September 30, 2018	1,244,224	$14.32

11. Fair Value Measurements and Derivative Instrument
The following table sets forth the Trust’s financial assets and liabilities measured at fair value by level within the fair value hierarchy (in thousands). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at September 30, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Interest rate swap (included within prepaid expenses and other assets)	$7,986	$—	$7,986	$—
	$7,986	$—	$7,986	$—
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
The Trust’s financial instruments in addition to those disclosed in the table above include cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, and long-term debt. The carrying values reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses approximate fair value. The Trust estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument using estimated market rates of debt instruments with similar maturities and credit profiles. These inputs are classified as Level 3 within the fair value hierarchy. As of September 30, 2018, the carrying value reported in the consolidated balance sheet for the Trust’s long-term debt approximated its fair value.

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

Franchise Agreements—As of September 30, 2018, 10 of the Trust’s hotels operated pursuant to franchise agreements with hotel brand companies and 10 hotels operated pursuant to management agreements with hotel brand companies that allowed them to operate under their respective brands. Under the 10 franchise agreements, the Trust generally pays a royalty fee ranging from 3% to 6% of room revenues and up to 3% of food and beverage revenues, plus additional fees for marketing, central reservation systems, and other franchisor costs that amount to between 1% and 5% of room revenues.
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
Executive Summary
Our comparable 20-hotel portfolio had a RevPAR increase of 5.0% during the third quarter of 2018 as compared to the third quarter of 2017, driven by an increase in occupancy of 1.4 percentage points and an increase in ADR of 3.3%. Our hotel portfolio outperformed the U.S. industry average RevPAR growth of 1.7%, as reported by STR. Given the increase in RevPAR and as a result of the efforts of our hotel managers, working with our asset management team, to manage and control expenses, our hotel portfolio also experienced an increase in Adjusted Hotel EBITDAre of 4.3% and an increase in Adjusted Hotel EBITDAre Margin of 20 basis points during the third quarter of 2018 as compared to the third quarter of 2017. We believe the headwinds we experienced throughout 2017 (i.e., disruption resulting from significant guestroom renovations at three of our hotels and the temporary closure of the Moscone Center in San Francisco, California in the second and third quarters) have and will continue to provide tailwinds for our hotel portfolio for the coming several years.
During the third quarter of 2018, we were able to take advantage of the strong pricing seen in the hotel transaction market by selling the Hyatt Centric Santa Barbara for a sale price of $90.0 million, recognizing a gain on sale of $33.1 million.

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
Results of Operations
Comparison of the three months ended September 30, 2018 and 2017
Results of operations for the three months ended September 30, 2018 include the operating activity of 20 hotels for the full period and one hotel for part of the period, whereas the results of operations for the three months ended September 30, 2017 include the operating activity of 22 hotels for the full period. We use the term “comparable hotel portfolio” to refer to those hotels owned for the entirety of the two periods being compared, and the term “non-comparable hotel portfolio” to refer to those hotels not owned for the entirety of the two periods being compared. For the three months ended September 30, 2018 and 2017, the comparable hotel portfolio includes the 20 hotels owned as of September 30, 2018 and the non-comparable hotel portfolio includes the Hyatt Centric Santa Barbara, which was sold on July 26, 2018, and The Hotel Minneapolis, Autograph Collection, which was sold on November 8, 2017.
Revenues—Total revenue for the three months ended September 30, 2018 was $156.4 million, of which $154.7 million was contributed by the comparable hotel portfolio and $1.7 million was contributed by the non-comparable hotel portfolio. Total revenue for the three months ended September 30, 2017 was $158.3 million, of which $149.2 million was contributed by the comparable hotel portfolio and $9.1 million was contributed by the non-comparable hotel portfolio. The increase in total revenue for the comparable hotel portfolio of $5.5 million was primarily driven by an increase in total revenue at the JW Marriott San Francisco Union Square, which was undergoing a guestroom renovation during the three months ended September 30, 2017; and increases in total revenue at our other hotels located in San Francisco, where demand from customers during the three months ended September 30, 2017 was negatively impacted by the temporary closure of the Moscone Center and the resultant decrease in citywide events, Miami, where demand from customers during the three months ended September 30, 2017 was negatively impacted by Hurricane Irma, and Boston. The aforementioned increases in total revenue were offset partially by decreases in total revenue at our hotels located in Chicago, where demand from customers was negatively impacted by a two-week labor strike, Denver, Los Angeles, Seattle and New Orleans.
Hotel operating expenses—Hotel operating expenses, excluding depreciation and amortization, for the three months ended September 30, 2018 was $103.9 million, of which $102.9 million was contributed by the comparable hotel portfolio and $1.0 million was contributed by the non-comparable hotel portfolio. Hotel operating expenses, excluding depreciation and amortization, for the three months ended September 30, 2017 was $105.0 million, of which $99.5 million was contributed by the comparable hotel portfolio and $5.5 million was contributed by the non-comparable hotel portfolio. The increase in hotel operating expenses for the comparable hotel portfolio of $3.4 million was primarily a result of the increase in corresponding total revenue for the comparable hotel portfolio. Specifically driving the increase in total hotel operating expenses for the comparable hotel portfolio were rooms expense and the following indirect hotel operating expenses: administrative and general, advertising and sales, repairs and maintenance, franchise fees, property and other taxes, and insurance, leases and other. Credit card commissions (included within administrative and general) and franchise fees are both variable hotel operating expenses calculated as a percentage of revenue, and therefore, increased commensurately with the increase in total revenue for the comparable hotel portfolio. The increase in property and other taxes was primarily driven by significantly higher property tax reassessments for 2018 at our hotels located in Chicago. The increases in the aforementioned expenses were offset partially by decreases in food and beverage expense, which was primarily a result of the corresponding decrease in food and beverage revenue for the comparable hotel portfolio, and management fees, which was primarily a result of no incentive management fees being incurred at the Hilton Denver City Center during the three months ended September 30, 2018 following a change in management of the hotel that took effect on December 1, 2017.
Depreciation and amortization—Depreciation and amortization expense for the three months ended September 30, 2018 and 2017 was $18.6 million and $19.4 million, respectively. The decrease in depreciation and amortization expense was primarily attributable to the sales of The Hotel Minneapolis, Autograph Collection in November 2017 and the Hyatt Centric Santa Barbara in July 2018.
Air rights contract amortization—Air rights contract amortization expense associated with the Hyatt Regency Boston for each of the three months ended September 30, 2018 and 2017 was $0.1 million.
Corporate general and administrative—Corporate general and administrative expense for the three months ended September 30, 2018 and 2017 was $4.4 million and $4.2 million, respectively. Included in corporate general and administrative expense for the three months ended September 30, 2018 and 2017 was $1.9 million and $1.8 million, respectively, of non-cash share-based compensation expense.

Interest income—Interest income for the three months ended September 30, 2018 was $0.2 million. There was no interest income for the three months ended September 30, 2017. The increase in interest income was primarily related to an increase in cash and cash equivalents and in short-term interest rates.
Interest expense—Interest expense for the three months ended September 30, 2018 and 2017 was $8.4 million and $9.0 million, respectively. The decrease in interest expense was primarily related to the decrease in average long-term debt outstanding during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, reflecting the repayment of debt with net proceeds from the sales of The Hotel Minneapolis, Autograph Collection in November 2017 and the Hyatt Centric Santa Barbara in July 2018.
Gain on sale of hotel—Gain on sale of hotel for the three months ended September 30, 2018 was $33.1 million and related to the sale of the Hyatt Centric Santa Barbara in July 2018.
Income tax expense—Income tax expense for the three months ended September 30, 2018 and 2017 was $0.8 million and $1.6 million, respectively. Income tax expense is directly related to taxable income generated by our TRSs during the period. The decrease in income tax expense was partially related to a decrease in our effective income tax rate resulting from the enactment of the Tax Cuts and Jobs Act in December 2017.
Preferred share dividends—There was no preferred share dividends for the three months ended September 30, 2018. Preferred share dividends for the three months ended September 30, 2017 was $0.4 million. The decrease in preferred share dividends is directly related to the full redemption of the 7.75% Series A Cumulative Redeemable Preferred Shares in July 2017.
Write-off of issuance costs of redeemed preferred shares—Write-off of issuance costs of redeemed preferred shares for the three months ended September 30, 2017 of $4.4 million related to the full redemption of the 7.75% Series A Cumulative Redeemable Preferred Shares in July 2017.
Comparison of the nine months ended September 30, 2018 and 2017
Results of operations for the nine months ended September 30, 2018 include the operating activity of 20 hotels for the full period and one hotel for part of the period, whereas the results of operations for the nine months ended September 30, 2017 include the operating activity of 22 hotels for the full period. We use the term “comparable hotel portfolio” to refer to those hotels owned for the entirety of the two periods being compared, and the term “non-comparable hotel portfolio” to refer to those hotels not owned for the entirety of the two periods being compared. For the nine months ended September 30, 2018 and 2017, the comparable hotel portfolio includes the 20 hotels owned as of September 30, 2018 and the non-comparable hotel portfolio includes the Hyatt Centric Santa Barbara, which was sold on July 26, 2018, and The Hotel Minneapolis, Autograph Collection, which was sold on November 8, 2017.
Revenues—Total revenue for the nine months ended September 30, 2018 was $454.7 million, of which $445.3 was contributed by the comparable hotel portfolio and $9.4 million was contributed by the non-comparable hotel portfolio. Total revenue for the nine months ended September 30, 2017 was $455.6 million, of which $433.1 million was contributed by the comparable hotel portfolio and $22.5 million was contributed by the non-comparable hotel portfolio. The increase in total revenue for the comparable hotel portfolio of $12.2 million was primarily driven by increases in total revenue at the Boston Marriott Newton, the Hilton Denver City Center, the Hyatt Regency Mission Bay Spa and Marina and the JW Marriott San Francisco Union Square, all of which were undergoing guestroom renovations during all or a portion of the nine months ended September 30, 2017; and increases in total revenue at our other hotels located in San Francisco, where demand from customers during a portion of the nine months ended September 30, 2017 was negatively impacted by the temporary closure of the Moscone Center and the resultant decrease in citywide events, Boston, New York, and Miami. The aforementioned increases in total revenue were offset partially by decreases in total revenue at our hotels located in Chicago, Los Angeles, Denver, Seattle, and Washington D.C.
Hotel operating expenses—Hotel operating expenses, excluding depreciation and amortization, for the nine months ended September 30, 2018 was $305.2 million, of which $298.8 million was contributed by the comparable hotel portfolio and $6.4 million was contributed by the non-comparable hotel portfolio. Hotel operating expenses, excluding depreciation and amortization, for the nine months ended September 30, 2017 was $309.1 million, of which $293.7 million was contributed by the comparable hotel portfolio and $15.4 million was contributed by the non-comparable hotel portfolio. The increase in hotel operating expenses for the comparable hotel portfolio of $5.1 million was primarily a result of the increase in corresponding total revenue for the comparable hotel portfolio. Specifically driving the increase in total hotel operating expenses for the comparable hotel portfolio were rooms expense and the following indirect hotel operating expenses: administrative and general, advertising and sales, repairs and maintenance, franchise fees, property and other taxes, and insurance, leases and other. Credit card commissions (included within administrative and general) and franchise fees are both variable hotel operating expenses calculated as a percentage of revenue, and therefore, increased commensurately with the increase in total revenue for the comparable hotel portfolio. The increase in property and other taxes was primarily driven by significantly higher property tax reassessments for 2018 at our hotels located in Chicago. The increases in the aforementioned expenses were offset partially by decreases in food and beverage expense, which was primarily a result of the corresponding decrease in food and beverage revenue for the comparable hotel portfolio, and management fees, which was primarily a result of no incentive management fees being incurred at the Hilton Denver City Center during the nine months ended September 30, 2018 following a change in management of the hotel that took effect on December 1, 2017.
Depreciation and amortization—Depreciation and amortization expense for the nine months ended September 30, 2018 and 2017 was $56.9 million and $57.3 million, respectively. The decrease in depreciation and amortization expense was primarily attributable to the sales of The Hotel Minneapolis, Autograph Collection in November 2017 and the Hyatt Centric Santa Barbara in July 2018, offset partially by the guestroom renovations completed at three of our hotels during the nine months ended September 30, 2017.
Air rights contract amortization—Air rights contract amortization expense associated with the Hyatt Regency Boston for each of the nine months ended September 30, 2018 and 2017 was $0.4 million.
Corporate general and administrative—Corporate general and administrative expense for the nine months ended September 30, 2018 and 2017 was $14.5 million and $13.8 million, respectively. Included in corporate general and administrative expense for each of the nine months ended September 30, 2018 and 2017 was $5.7 million of non-cash share-based compensation expense. The increase in corporate general and administrative expense is primarily related to an increase in employee compensation expense and professional service fees.
Interest income—Interest income for the nine months ended September 30, 2018 was $0.2 million. There was no interest income for the nine months ended September 30, 2017. The increase in interest income was primarily related to an increase in cash and cash equivalents and in short-term interest rates.
Interest expense—Interest expense for the nine months ended September 30, 2018 and 2017 was $26.2 million and $25.0 million, respectively. The increase in interest expense was primarily related to the increase in average long-term debt outstanding during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, reflecting the use of debt to fund the redemption of the 7.75% Series A Cumulative Redeemable Preferred Shares in July 2017, offset partially by repayment of debt with the net proceeds from the sales of The Hotel Minneapolis, Autograph Collection in November 2017 and the Hyatt Centric Santa Barbara in July 2018.
Gain on sale of hotel—Gain on sale of hotel for the nine months ended September 30, 2018 was $33.1 million and related to the sale of the Hyatt Centric Santa Barbara in July 2018.
Income tax expense—Income tax expense for the nine months ended September 30, 2018 and 2017 was $1.0 million and $1.5 million, respectively. Income tax expense is directly related to taxable income generated by our TRSs during the period. The decrease in income tax expense was partially related to a decrease in our effective income tax rate resulting from the enactment of the Tax Cuts and Jobs Act in December 2017.
Preferred share dividends—There was no preferred share dividends for the nine months ended September 30, 2018. Preferred share dividends for the nine months ended September 30, 2017 was $5.3 million. The decrease in preferred share dividends is directly related to the full redemption of the 7.75% Series A Cumulative Redeemable Preferred Shares in July 2017.
Write-off of issuance costs of redeemed preferred shares—Write-off of issuance costs of redeemed preferred shares for the nine months ended September 30, 2017 of $4.4 million related to the full redemption of the 7.75% Series A Cumulative Redeemable Preferred Shares in July 2017.

Hotel operating results
We use the term “comparable” to refer to metrics that include only those hotels owned for the entirety of the two periods being compared. As of September 30, 2018, we owned 20 hotels. Since the Hyatt Centric Santa Barbara was sold on July 26, 2018 and The Hotel Minneapolis, Autograph Collection was sold on November 8, 2017, they have been excluded from the comparable hotel portfolio metrics for the three and nine months ended September 30, 2018 and 2017. Included in the following table are comparisons of occupancy, ADR, RevPAR, Adjusted Hotel EBITDAre, and Adjusted Hotel EBITDAre Margin for the comparable 20-hotel portfolio for the three and nine months ended September 30, 2018 and 2017 (in thousands, except for ADR and RevPAR):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Comparable Occupancy	89.7%	88.3%	140 bps	86.5%	83.8%	270 bps
Comparable ADR	$234.51	$226.97	3.3%	$230.09	$227.18	1.3%
Comparable RevPAR	$210.28	$200.33	5.0%	$199.11	$190.48	4.5%

Comparable Adjusted Hotel EBITDAre	$51,665	$49,537	4.3%	$146,245	$138,988	5.2%
Comparable Adjusted Hotel EBITDAre Margin	33.4%	33.2%	20 bps	32.8%	32.1%	70 bps
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

The following table reconciles net income to EBITDAre, Adjusted Corporate EBITDAre, Adjusted Hotel EBITDAre, and Adjusted Hotel EBITDAre Margin for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$53,379	$18,953	$83,738	$48,633
Add: Interest expense	8,445	9,020	26,203	24,989
Income tax expense	758	1,590	1,017	1,470
Depreciation and amortization	18,621	19,369	56,934	57,252
Less: Interest income	(190)	—	(228)	—
Gain on sale of hotel	(33,109)	—	(33,109)	—
EBITDAre	47,904	48,932	134,555	132,344
Add: Non-cash amortization(1)	54	(25)	164	(76)
Adjusted Corporate EBITDAre	47,958	48,907	134,719	132,268
Add: Corporate general and administrative	4,419	4,216	14,522	13,798
Adjusted Hotel EBITDAre	52,377	53,123	149,241	146,066
Less: Adjusted Hotel EBITDAre of hotels sold(2)	(712)	(3,586)	(2,996)	(7,078)
Comparable Adjusted Hotel EBITDAre	$51,665	$49,537	$146,245	$138,988

Total revenue	$156,353	$158,277	$454,663	$455,612
Less: Total revenue of hotels sold(2)	(1,662)	(9,121)	(9,411)	(22,492)
Comparable total revenue	$154,691	$149,156	$445,252	$433,120

Comparable Adjusted Hotel EBITDAre Margin	33.4%	33.2%	32.8%	32.1%
_____________

(1)	Reflects non-cash amortization of ground lease asset, deferred franchise costs, deferred key money, unfavorable contract liability, and air rights contract.

(2)	Reflects results of operations for the Hyatt Centric Santa Barbara, which was sold on July 26, 2018, and The Hotel Minneapolis, Autograph Collection, which was sold on November 8, 2017.
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

The following table reconciles net income to FFO, FFO available to common shareholders, and AFFO available to common shareholders for the three and nine months ended September 30, 2018 and 2017 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$53,379	$18,953	$83,738	$48,633
Add: Depreciation and amortization	18,621	19,369	56,934	57,252
Less: Gain on sale of hotel	(33,109)	—	(33,109)	—
FFO	38,891	38,322	107,563	105,885
Less: Preferred share dividends	—	(430)	—	(5,274)
Write-off of issuance costs of redeemed preferred shares	—	(4,419)	—	(4,419)
Dividends declared on unvested time-based awards	(118)	(124)	(358)	(371)
Undistributed earnings allocated to unvested time-based awards	(147)	—	(63)	—
FFO available to common shareholders	38,626	33,349	107,142	95,821
Add: Write-off of issuance costs of redeemed preferred shares	—	4,419	—	4,419
Non-cash amortization(1)	54	(25)	164	(76)
AFFO available to common shareholders	$38,680	$37,743	$107,306	$100,164

FFO available per common share:
Basic	$0.65	$0.56	$1.81	$1.62
Diluted	$0.65	$0.56	$1.79	$1.62

AFFO available per common share:
Basic	$0.65	$0.64	$1.81	$1.70
Diluted	$0.65	$0.64	$1.79	$1.69
_____________

(1)	Reflects non-cash amortization of ground lease asset, deferred franchise costs, deferred key money, unfavorable contract liability, and air rights contract.
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

Sources and Uses of Cash
For the nine months ended September 30, 2018, net cash flows from operating activities were $112.7 million; net cash flows provided by investing activities were $59.8 million, including proceeds of $89.8 million from the disposition of the Hyatt Centric Santa Barbara, offset partially by $30.1 million for improvements and additions to our hotels; and net cash flows used in financing activities were $148.6 million, including $71.3 million in dividend payments to common shareholders, a net repayment of $65.0 million under our revolving credit facility, and $9.6 million in scheduled principal payments on mortgage debt. As of September 30, 2018, we had cash and cash equivalents of $68.9 million and restricted cash of $29.9 million.
Liquidity and Capital Resources
We expect our primary source of cash to meet operating requirements, including payment of dividends in accordance with the REIT requirements of the U.S. federal income tax laws, payment of interest on any borrowings and funding of any capital expenditures, will be from our hotels’ results of operations and existing cash and cash equivalent balances. We currently expect that our operating cash flows will be sufficient to fund our continuing operations. We also expect to use existing restricted cash balances and borrowings under our revolving credit facility to partially fund any capital expenditures. We intend to incur indebtedness to supplement our investment capital and to maintain flexibility to respond to industry conditions and opportunities. We are targeting an overall debt level not to exceed 40% of the aggregate value of all of our hotels, as calculated in accordance with our revolving credit facility; as of September 30, 2018, our overall debt level was 33.9% under this calculation.

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
As of the date of this filing, we have approximately $55.0 million of cash and cash equivalents, approximately $30.0 million of restricted cash, and $300.0 million available to borrow under our revolving credit facility. See Note 6, “Long-Term Debt,” to our interim consolidated financial statements for additional information relating to our revolving credit facility and other long-term debt.

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
From time to time, certain of our hotels may be undergoing renovations as a result of our decision to upgrade portions of the hotels, such as guestrooms, meeting space, and/or restaurants, in order to better compete with other hotels in our markets. As of September 30, 2018, none of our hotels were undergoing comprehensive renovations. In addition, often after we acquire a hotel, we are required to complete a PIP in order to bring the hotel up to the respective franchisor’s standards. If permitted by the terms of the management agreement, funding for a renovation will first come from the FF&E reserve. To the extent that the FF&E reserve is not adequate to cover the cost of the renovation, we will fund the remaining portion of the renovation with cash and cash equivalents or available borrowings under our revolving credit facility.

Contractual Obligations
The following table sets forth our contractual obligations as of September 30, 2018, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands). There were no other material off-balance sheet arrangements at September 30, 2018.

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Revolving credit facility, including interest(1)	$—	$—	$—	$—	$—
Term loan, including interest(1)	253,358	7,788	15,598	229,972	—
Secured loans, including interest	641,589	35,772	183,912	197,480	224,425
Corporate office lease	1,146	294	614	238	—
Ground leases(2)	202,412	4,101	8,201	8,221	181,889
	$1,098,505	$47,955	$208,325	$435,911	$406,314

_____________

(1)
Assumes no additional borrowings and interest payments are based on the interest rate in effect at September 30, 2018. Also assumes that no extension options, if any, are exercised. See Note 6, “Long-Term Debt,” to our interim consolidated financial statements for additional information relating to our revolving credit facility and term loan.

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
We earn interest income primarily from cash and cash equivalent balances. Based on our cash and cash equivalents as of September 30, 2018, if interest rates increase or decrease by 1.00%, our interest income will increase or decrease by approximately $0.7 million annually.
Amounts borrowed under our revolving credit facility currently bear interest at variable rates based on LIBOR plus 1.45% - 2.20% (the spread over LIBOR based on our consolidated leverage ratio). If prevailing LIBOR on any outstanding borrowings under our revolving credit facility were to increase or decrease, our interest expense on those outstanding borrowings would increase or decrease future earnings and cash flows. As of September 30, 2018, we had no outstanding borrowings under our revolving credit facility.

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

CHESAPEAKE LODGING TRUST

Date:	November 1, 2018	By:	/S/ DOUGLAS W. VICARI
Douglas W. Vicari
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ GRAHAM J. WOOTTEN
Graham J. Wootten
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)