Form 10-K
period 2018-12-31
Chesapeake Lodging Trust
filed 2019-02-21
CIK 1473078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________
FORM 10-K
________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 29, 2018, the aggregate market value of the registrant’s common shares held by non-affiliates of the registrant was approximately $1,838,106,000 based on the closing price reported on the New York Stock Exchange. As of February 15, 2019, there were 60,764,588 shares of the registrant’s common shares issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain portions of the Registrant’s proxy statement for its 2019 annual meeting of shareholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

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
From 2003 to 2008, pricing of hotels in the U.S. appreciated well in excess of the hotels’ underlying performance, primarily driven by record levels of debt financing. Beginning in 2008, the U.S. lodging industry experienced a significant downturn due to a decline in consumer and business spending as a result of the weakness in the global economy, particularly the turmoil in the credit markets, erosion of consumer confidence and increasing unemployment. As a result, lodging demand from both leisure and business travelers decreased significantly in 2008 and 2009. This decreased demand for hotel rooms, together with increases in lodging supply in 2008 and 2009 due to the completion of hotels under development before the global recession began, resulted in declines in occupancy and reductions in average daily rate (“ADR”) as hotels competed more aggressively for guests. These events had a substantial negative impact on revenue per available room (“RevPAR”). According to STR, Inc. (“STR”), a leading source of lodging industry information, RevPAR declined 16.7% in 2009, the largest decline recorded since they began tracking the U.S. lodging industry, and a significantly larger decline than the two previous lodging industry downturns in 1991 and 2001-2002.
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
The Trust was founded to capitalize on the opportunity created by this lodging industry downturn. Since completing our IPO in 2010 and through the first half of 2015, we took advantage of industry conditions to acquire our current portfolio of 20 hotels, consisting of 6,279 rooms, at prices generally below replacement cost, with attractive yields and upside potential. We have followed a disciplined strategy to acquire hotels generally concentrated in the central business districts of top U.S. lodging markets, which historically have had high barriers-to-entry. Our portfolio reflects our strong efforts to establish geographic diversification, with hotels in eight states and the District of Columbia, but maintains a clear focus on the most important U.S. lodging markets.
The lodging industry has recovered significantly since our IPO. Industry-wide RevPAR from 2010 through 2018 increased 61.8%, as reported by STR, and in 2013, surpassed the prior peak established in 2007, as a result of continued improvements in hotel occupancy levels and ADR, and below historical average growth in lodging supply. These positive lodging fundamentals moderated over the last couple years however, primarily as a result of the rate of lodging supply growth approaching historical average levels. In 2018, the rate of lodging demand growth (2.5%, as reported by STR) exceeded the rate of lodging supply growth (2.0%, as reported by STR), resulting in industry-wide RevPAR increasing by 2.9%, as reported by STR. Several industry prognosticators, including STR, expect similar, or slightly lower, levels of RevPAR growth over the next few years as that experienced by the industry in 2018.
We continue to believe our hotel portfolio is well positioned for future performance and long-term real estate value appreciation as a result of our focus on high-quality hotels located in major U.S. lodging markets. However, in light of the lower levels of RevPAR growth expected over the next few years combined with sellers’ pricing expectations in the transaction market currently, we expect limited, if any, acquisition activity over the near term and we may continue to evaluate opportunities to dispose of hotels that we believe have maximized their values.
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
Optimize the branding and management of our hotels. We regularly evaluate opportunities to re-brand certain hotels by determining which brands are available in the market, seeking to quantify the potential improvement in revenue generation and profitability that a hotel might experience under a new brand. We analyze these opportunities by reviewing the revenue data of the local competitive set of hotels that are branded most similarly to the proposed new brand for the hotel, which data we obtain from STR. Based on this data, we project the expected revenue for the hotel with the new brand and use hotel industry standards for profit margins, and our own operating history, to calculate potential profits. We then compare the potential profits to the expected capital costs to bring the hotel into compliance with the standards of the proposed new brand to calculate a return on investment, which we use to determine whether it is in our shareholders’ interests to undertake the re-branding project. Examples of our deployment of this strategy can be found in the repositioning of the previously independent Hotel Adagio San Francisco to become part of the Marriott Autograph Collection in 2013, and the conversions of our former W New Orleans to the Le Meridien brand and our former Holiday Inn New York City Midtown – 31st Street to the Hyatt brand in 2014. Likewise, we continually evaluate the performance of the third parties managing each of our hotels and evaluate whether a hotel might perform better under different managerial control. In this regard, we review the operating performance of the hotel and compare that with its local competitive set and industry standards, as well as our experience in our dealings with the 10 management companies currently operating our hotels. In accordance with this strategy, we replaced the management company operating our two hotels located in New York in October 2016 and the brand management company operating our hotel located in Denver in December 2017. We will continue to pursue a change in a hotel’s management company when we determine the benefits of a change outweigh the costs.
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
Evaluate opportunities to redeploy capital. We regularly review the hotels in our portfolio to ensure that they continue to meet our investment criteria. If we were to conclude that a hotel’s value has been maximized, or that it no longer fits within our financial or strategic criteria, we may seek to sell the hotel and plan to use the proceeds, net of any retirement of related debt, to supplement our capital for use in future investments in our existing or new hotels or to reduce the Trust’s overall leverage. In accordance with this strategy, in 2014, we sold the Courtyard Anaheim at Disneyland Resort, an upscale hotel located in a market with a significant increase in lodging supply expected at the time, for $32.5 million and used the net proceeds to partially fund the subsequent acquisition of the JW Marriott San Francisco Union Square, a high-quality hotel located in the favorable San Francisco market, for a purchase price of $147.2 million; in 2017, we sold The Hotel Minneapolis, Autograph Collection, a hotel located in a market that was experiencing a significant increase in lodging supply, for $46.0 million; and in 2018, we sold the Hyatt Centric Santa Barbara for $90.0 million, taking advantage of the strong pricing seen in the hotel transaction market.
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
Franchise agreements
Of our 20 current hotels, 10 operate pursuant to franchise agreements with hotel brand companies and 10 operate pursuant to management agreements with hotel brand companies that allow them to operate under their respective brands. Under the 10 franchise agreements, we generally pay a royalty fee ranging from 3% to 6% of room revenues and up to 3% of food and beverage revenues, plus additional fees for marketing, central reservation systems, and other franchisor costs that amount to between 1% and 5% of room revenues. The terms of our franchise agreements generally range from 10 to 20 years initially, with certain extension and renewal periods. The franchise agreements specify certain management, operational, recordkeeping, accounting, reporting and marketing standards and procedures with which we must comply. The agreements also obligate us to comply with the franchisor’s standards and requirements with respect to training of operational personnel, safety, maintaining specified insurance, the types of services and products ancillary to guest room services that may be provided by us, display of signs, and the type, quality and age of FF&E included in guest rooms, lobbies and other common areas. In addition, certain franchise agreements impose conditions with respect to (1) levels of mortgage loan financing and (2) conveyances of the hotel or any direct or indirect interest therein to third parties.
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
Seasonality
Demand in the lodging industry is affected by recurring seasonal patterns. For non-resort properties, demand is generally lower in the winter months due to decreased travel and higher in the spring and summer months during the peak travel season. For resort properties, demand is generally higher in the winter months. We expect that our operations will generally reflect non-resort seasonality patterns. Accordingly, we expect that we will have lower revenue, hotel operating income and cash flow in the first and fourth quarters and higher revenue, hotel operating income and cash flow in the second and third quarters. These general trends are, however, expected to be greatly influenced by overall economic cycles.
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
The hotel industry is highly competitive. Our hotels compete with other hotels and, to a lesser extent, lodging alternatives such as Airbnb, HomeAway and VRBO, for guests in each market in which we operate. Competitive advantage is based on a number of factors, including location, convenience, brand affiliation, room rates, range of services and guest amenities or accommodations offered, and quality of customer service. Competition is often specific to the individual market in which a hotel is located and includes competition from existing and new hotels operated under brands in the relevant segments. Increased competition could harm our occupancy, ADR and RevPAR, or may require us to provide additional amenities or make capital improvements that we otherwise would not have to make, which may reduce our profitability.
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
Employees
As of the date of this filing, we had 13 employees. All persons employed in the day to day operations of our hotels are employees of the management companies engaged by our TRS lessees to operate such hotels.
Available Information
We maintain an Internet site, www.chesapeakelodgingtrust.com, which contains additional information concerning the Trust. We make available free of charge through our Internet site our reports that have been filed or furnished with the Securities and Exchange Commission (the “SEC”) as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC. The SEC also maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including the Trust. We also post on our Internet site our Code of Business Conduct and Ethics, Principles of Corporate Governance, and the charters of our Audit, Compensation, and Nominating and Corporate Governance Committees of our board of trustees. We intend to disclose on our website any changes to, or waivers from, our Code of Business Conduct and Ethics. Information on our Internet site is neither part of nor incorporated into this Form 10-K.

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
The performance of the lodging industry has historically been closely linked to the performance of the general economy and, specifically, growth in U.S. GDP. Fluctuations in lodging demand and, therefore, operating performance, are caused largely by changing general economic and local market conditions, which subsequently affect levels of business and leisure travel. The global economic downturn from late 2007 through 2009 led to a significant decline in demand for goods and services provided by the lodging industry, lowered occupancy levels and significantly reduced room rates. Demand for goods and services provided by the lodging industry generally trails improvement in economic conditions, but since 2010 and through 2018, the lodging industry has recovered faster and stronger than the U.S. economy generally, with industry-wide RevPAR increasing 61.8% over that period, as reported by STR. However, there can be no assurance of either any further increase in lodging demand from current levels or of the timing or extent of any such lodging demand growth. If lodging demand weakens, our operating results and profitability, and the value of our hotels, could be adversely affected. A slowdown in U.S. economic growth or contraction of the U.S. economy, if experienced, would likely have an adverse impact on our revenues and negatively affect our profitability.
In addition to general economic conditions, new lodging supply is an important factor that can affect the lodging industry’s performance and overbuilding has the potential to further exacerbate the negative impact of an economic downturn. After experiencing several years of significantly below historical average growth, lodging supply growth over the last few years approached historical average levels with increases in lodging supply of 2.0% and 1.8% in 2018 and 2017, respectively, as reported by STR. Room rates and occupancy, and thus RevPAR, tend to increase when lodging demand growth exceeds lodging supply growth. When lodging supply growth exceeds lodging demand growth, occupancy tends to decrease and room rates and RevPAR can experience limited increases or even decrease. A reduction or slowdown in growth of lodging demand or increased growth in lodging supply could result in returns that are substantially below expectations or result in losses, which could have a material adverse effect on our business, financial condition, results of operations and cash available for distributions to our shareholders.
We may not be able to successfully grow our business or generate sufficient operating cash flows to sustain or increase distributions to our shareholders.
Our ability to grow our business and sustain or increase distributions to our shareholders depends on many factors, including the financial performance of our hotels, the availability of additional attractive acquisition opportunities that satisfy our investment strategies, and our success in identifying and consummating the acquisitions on favorable terms. We compete for investment opportunities with other lodging REITs and real estate investors, some of which have substantially greater financial resources than we do. This competition may limit the number of suitable investment opportunities offered to us or have the effect of increasing the bargaining power of hotel owners seeking to sell hotels, making it more difficult for us to acquire new hotels on attractive terms or at all. Our ability to commit to purchase specific properties will depend, in part, on the amount of our available cash and financial resources at a given time. We cannot assure you that we will be able to acquire hotels with attractive returns or that we will not seek hotels with greater risk to obtain the same level of returns. Furthermore, there can be no assurance that our current hotels will continue to generate sufficient operating cash flows to enable us to sustain or increase the amount or rate of distributions we make to our shareholders.
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
Our hotels primarily operate under licensed brands, each of which offer differing guests amenities and may be associated with different loyalty rewards programs, owned by three main hotel brand companies. As of the date of this filing, 10 of our hotels are managed or franchised by Marriott International, Inc. (“Marriott”); five of our hotels are managed or franchised by Hyatt Hotels; and three of our hotels are managed or franchised by Hilton Worldwide. As a result, our success depends in part on the success of these three brand companies and their respective brands under which our hotels operate. Consolidation among hotel brand companies or other participants in the lodging industry, such as Marriott’s acquisition of Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”) in 2016, may reduce our bargaining power in negotiating future management and franchise agreements due to decreased competition among major brand companies, which may result in us incurring increased franchise or management fees. In addition, the potential combined company could have more leverage when negotiating for property improvement plans at a hotel in cases where the franchisor or hotel brand requires renovations to bring the physical condition of a hotel into compliance with the specifications and standards each franchisor or hotel brand has developed.
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

•
prohibit us from making annual distributions to our shareholders in excess of 95% of our funds from operations, or FFO, over time, except for such distributions as may be required to enable us to maintain our qualification as a REIT for U.S. federal income tax purposes, and prohibit us from making any distributions to shareholders while there is a continuing event of default;

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
Certain of our mortgage loan agreements contain cash trap provisions that may be triggered if the performance of the affected hotel or hotels declines. If the provisions in one or more of these mortgage loan agreements were triggered, substantially all of the cash flow generated by the hotel or hotels affected would be deposited into cash management accounts for the benefit of the lenders until the affected hotel or hotels’ performance improved to the levels required in the mortgage loan agreements. If triggered, the lenders would use the cash in the cash management accounts to fund certain items, including debt service, deposits into reserves held in escrow for normal replacement of FF&E, property improvement plans, real estate taxes, and property insurance, and hotel operating expenses. As a result, if triggered, these cash trap provisions could affect our liquidity and our ability to make distributions to our shareholders.
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
The execution of our business strategy is heavily dependent on the use of technologies and systems, including the Internet, to access, store, transmit, deliver and manage information and processes. There can be no assurance that the security measures we have taken to protect our systems will prevent failures, inadequacies or interruptions in system services, or that system security will not be breached through physical or electronic break-ins, computer viruses and other attacks by third parties. Disruptions in service, system shutdowns and security breaches could have a material adverse effect on our business.
Similarly, our third-party hotel managers are dependent on information technology networks and systems, including the Internet, to access, store, transmit, deliver and manage proprietary and customer information. These complex networks include reservation systems, hotel management systems, customer databases, call centers, administrative systems, and third-party vendor systems. These systems require the collection and retention of large volumes of personally identifiable information of hotel guests, including credit card and passport numbers. Our hotel managers may store and process such proprietary and customer information both on systems located at the hotels we own and other hotels operated by our third-party managers, their corporate locations and at third-party owned facilities, including for example, in a third-party hosted cloud environment. These information networks and systems can be vulnerable to threats such as system, network or Internet failures; computer hacking or business disruption; cyber-terrorism; viruses, worms or other malicious software programs; and employee error, negligence or fraud. The risks from these cyber threats are significant. We rely on the security systems of our hotel managers to protect proprietary and customer information from these threats. Any compromise of our hotel managers’ networks could result in a disruption to operations, such as disruptions in fulfilling guest reservations, delayed bookings or sales, or lost guest reservations. Any of these events could, in turn, result in disruption of the operations of the hotels we own, increased costs and potential litigation and liability.
On November 30, 2018, Marriott announced that it had determined that there was unauthorized access to the Starwood guest reservation database, which contained guest information relating to reservations at Starwood properties on or before September 10, 2018. Marriott subsequently disclosed that it believes up to 383 million guest records may have been compromised in this data breach. This disclosure, and any similar announcement of a data breach by any of our other hotel managers or franchisors, could result in reputational damage to the associated brands, which could adversely impact occupancy at our hotels operating under any of the affected brands, potentially impairing our financial condition, results of operations and cash available for distributions to our shareholders.
We maintain insurance against cyber threats; however, these policies contain varying limits, and some claims may be subject to sublimits. As a result, these policies may not provide a total recovery of all potential losses we might incur, including any losses related to the data breach announced by Marriott, if a hotel manager’s network were compromised.
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
The increased use of Internet travel intermediaries by consumers may adversely affect our profitability.
Some of our hotel rooms are booked through Internet travel intermediaries, including, but not limited to, Travelocity.com, Hotels.com, Expedia.com, Priceline.com, Orbitz.com, and Booking.com. If these Internet bookings increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from us and our hotel managers. Moreover, some of these Internet travel intermediaries are attempting to offer hotel rooms as a commodity, by increasing the importance of price and general indicators of quality (such as “three-star downtown hotel”) at the expense of brand identification. These intermediaries hope that consumers will eventually develop brand loyalties to their reservations system rather than to the brands under which our hotels are franchised. Although most of the business for our hotels is expected to be derived from traditional channels, if the amount of sales made through Internet intermediaries increases significantly, room revenues may flatten or decrease and our profitability could be adversely affected. In addition, the rise of social media reviews, including, but not limited to, tripadvisor.com and Google, could impact our occupancy levels and results of operations as individuals might be more inclined to write about dissatisfaction than satisfaction with a hotel stay or experience.
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
We maintain comprehensive insurance on each of the hotels we own, including liability and property, of the type and amount we believe are customarily obtained for or by hotel owners. Various types of catastrophic losses, like hurricanes, tsunamis, earthquakes, floods and fires, losses from foreign terrorist activities, such as those on September 11, 2001, or losses from domestic terrorist activities, such as the Oklahoma City bombing on April 19, 1995, may not be fully insurable. With four hotels located in San Francisco, we are particularly sensitive to earthquake risks in that area.
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
The Tax Cuts and Jobs Act of 2017 (the “Tax Cuts and Jobs Act”) may affect REITs generally, the geographic markets in which we operate, the trading price of our common shares and our results of operations, both positively and negatively in ways that are difficult to anticipate. The Tax Cuts and Jobs Act made significant changes to corporate and individual income tax rates and the calculation of income taxes, as well as international tax rules for U.S. domestic corporations. As a REIT, we are generally not required to pay federal income taxes otherwise applicable to regular corporations if we comply with the various tax regulations governing REITs. Our shareholders, however, are generally required to pay income taxes on REIT dividends. The Tax Cuts and Jobs Act affects the way in which shareholders are taxed on dividends received from owning our common shares. In addition, because the Tax Cuts and Jobs Act lowered corporate income tax rates, investments in REITs may now be relatively less attractive than they previously were. The Tax Cuts and Jobs Act also imposed certain additional limitations on the deduction of net operating losses, which may in the future cause us to be required to make distributions that will be taxable to our shareholders to the extent of our current or accumulated earnings and profits in order to comply with the annual REIT distribution requirements. In addition, while certain elements of the Tax Cuts and Jobs Act may not have impacted us directly as a REIT, they could impact the geographic markets in which we operate and the guests who stay at our hotels in ways, both positive and negative, that are difficult to anticipate.
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
Any share repurchase program we may authorize in the future could affect the price of our common shares and increase volatility.
Although we do not have an authorized share repurchase program as of the date of this filing, our board of trustees may authorize one in the future. Under a share repurchase program, we would be authorized to repurchase, from time-to-time, our outstanding common shares on the open market or in privately negotiated transactions in the U.S. The timing and amount of any such share repurchases we expect would be determined based upon our evaluation of market conditions and other factors. A share repurchase program may be suspended, modified or discontinued at any time, and we would have no obligation to repurchase any amount of our common shares under such a program. Repurchases pursuant to a share repurchase program could affect our share price and increase the volatility of the trading of our common shares. The existence of a share repurchase program could also cause our share price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common shares. There can be no assurance that any share repurchases under a future share repurchase program, if authorized, would enhance shareholder value because the market price of our common shares may decline below the levels at which we may repurchase common shares. Although a share repurchase program is intended to enhance long-term shareholder value, short-term share price fluctuations could reduce a program’s effectiveness.
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

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
As of the date of this filing, we owned the following 20 hotels:

Hotel		Number of Rooms	Location
1	Hyatt Regency Boston	502	Boston, MA
2	Hilton Checkers Los Angeles	193	Los Angeles, CA
3	Boston Marriott Newton	430	Newton, MA
4	Le Meridien San Francisco	360	San Francisco, CA
5	Homewood Suites Seattle Convention Center	195	Seattle, WA
6	W Chicago – City Center	403	Chicago, IL
7	Hotel Indigo San Diego Gaslamp Quarter	210	San Diego, CA
8	Courtyard Washington Capitol Hill/Navy Yard	204	Washington, DC
9	Hotel Adagio San Francisco, Autograph Collection	171	San Francisco, CA
10	Hilton Denver City Center	613	Denver, CO
11	Hyatt Herald Square New York	122	New York, NY
12	W Chicago – Lakeshore	520	Chicago, IL
13	Hyatt Regency Mission Bay Spa and Marina	429	San Diego, CA
14	Hyatt Place New York Midtown South	185	New York, NY
15	W New Orleans – French Quarter	97	New Orleans, LA
16	Le Meridien New Orleans	410	New Orleans, LA
17	Hyatt Centric Fisherman’s Wharf	316	San Francisco, CA
18	JW Marriott San Francisco Union Square	344	San Francisco, CA
19	Royal Palm South Beach Miami, a Tribute Portfolio Resort	393	Miami Beach, FL
20	Ace Hotel and Theater Downtown Los Angeles	182	Los Angeles, CA
	Total number of rooms	6,279
In addition, we lease our headquarters office space located in Arlington, Virginia.

Item 3.	Legal Proceedings
We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common shares trade on the New York Stock Exchange (the “NYSE”) under the symbol “CHSP”.
Shareholder Information
As of February 15, 2019, there were 24 registered holders of record of our common shares. This figure does not include beneficial owners who hold shares in nominee form.
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
The following characterizes distributions paid per share for the years ended December 31, 2018 and 2017:

	2018(1)		2017
	$	%	$	%
Common shares:
Ordinary income	$1.367395	71.91%	$1.284372	80.28%
Return of capital	—	—	0.226452	14.15%
Capital gain distribution	0.534254	28.09%	0.089176	5.57%
	$1.901649	100.00%	$1.600000	100.00%

Preferred shares:
Ordinary income	$—	—	$0.915919	93.51%
Return of capital	—	—	—	—
Capital gain distribution	—	—	0.063595	6.49%
	$—	—	$0.979514	100.00%
(1) A portion (75.41% or $0.301649) of the fourth quarter 2018 distribution of $0.40 per common share, which had a record date of December 31, 2018 and was paid on January 15, 2019, is considered a 2018 distribution for federal income tax purposes.
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
The terms of our revolving credit facility and unsecured term loan also limit our ability to make distributions to our shareholders. Under the terms of the revolving credit facility and unsecured term loan, provided no event of default thereunder has occurred, we may make distributions to our common and preferred shareholders so long as the payments, together with any previous such cash payments in the same fiscal year, are not in excess of the greater of (1) 95% of our funds from operations during such fiscal year and (2) the amount required (on an annualized basis) for us to maintain our status as a REIT.
Issuer Purchases of Equity Securities
The following table provides information about our purchase of our common shares during the three months ended December 31, 2018 (in thousands, except share and per share data):

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share
October 1, 2018—October 31, 2018	—	$—
November 1, 2018—November 30, 2018	—	$—
December 1, 2018—December 31, 2018	131,674	$24.36
	131,674	$24.36

(1)
We provide employees, who have been issued restricted common shares, the option of selling shares to us to satisfy the minimum statutory tax withholding requirements on the date their shares vest. The common shares repurchased during the three months ended December 31, 2018 related to such repurchases.

Item 6.	Selected Financial Data
The following table includes selected historical data and financial information and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto, both included elsewhere in this Form 10-K (in thousands, except hotel, share and per share data).

	As of December 31,
	2018	2017	2016	2015	2014
Hotel Portfolio Data:
Number of hotels	20	21	22	22	20
Number of hotel rooms	6,279	6,479	6,694	6,699	6,116

Balance Sheet Data:
Cash and cash equivalents	$71,259	$44,314	$43,060	$50,544	$29,326
Restricted cash	31,614	30,602	36,128	40,361	43,387
Investments in hotels, net	1,766,832	1,858,473	1,918,704	1,963,358	1,617,419
Total assets	1,909,077	1,975,360	2,035,374	2,087,766	1,713,871
Long-term debt	751,389	829,552	737,310	769,748	545,659
Total shareholders’ equity	1,053,978	1,048,428	1,188,675	1,209,557	1,081,982

	Year Ended December 31,
	2018	2017	2016	2015	2014
Statement of Operations Data:
Revenues	$597,172	$598,267	$619,699	$582,624	$477,980
Hotel operating expenses, excluding depreciation and amortization	403,282	395,306	415,398	391,502	324,882
Corporate general and administrative	18,992	19,050	19,167	18,046	15,557
Hotel acquisition costs	—	—	—	854	3,622
Net income	96,966	76,235	76,706	67,508	60,954
Net income available per common share:
Basic	1.63	1.12	1.13	1.00	1.01
Diluted	1.62	1.11	1.13	0.99	1.00
Cash dividends declared per common share	1.60	1.60	1.60	1.50	1.20
Weighted-average common shares outstanding:
Basic	59,138,676	59,029,490	58,717,647	57,474,256	50,488,007
Diluted	59,390,839	59,255,244	58,717,647	57,926,399	50,890,861

Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	159,207	143,535	159,570	151,713	119,634
Investing activities	47,923	(9,060)	(29,987)	(292,031)	(207,652)
Financing activities	(179,173)	(138,747)	(141,300)	158,510	90,795

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Executive Summary
Our comparable 20-hotel portfolio had a RevPAR increase of 4.3% in 2018 as compared to 2017, driven by an increase in occupancy of 2.4 percentage points and an increase in ADR of 1.4%. Our hotel portfolio outperformed the U.S. industry average RevPAR growth of 2.9%, as reported by STR. Given the increase in RevPAR and as a result of the efforts of our hotel managers, working with our asset management team, to manage and control expenses, our hotel portfolio also experienced an increase in Adjusted Hotel EBITDAre of 5.7% and an increase in Adjusted Hotel EBITDAre Margin of 80 basis points during 2018 as compared to 2017. We believe the headwinds we experienced throughout 2017 (i.e., disruption resulting from significant guestroom renovations at three of our hotels and the temporary closure of the Moscone Center in San Francisco, California in the second and third quarters) have and will continue to provide tailwinds for our hotel portfolio for the coming several years.
During 2018, we amended and restated our revolving credit facility to extend the initial maturity and reduce our cost of borrowings. We were also able to take advantage of the strong pricing seen in the hotel transaction market by selling the Hyatt Centric Santa Barbara for a sale price of $90.0 million, recognizing a gain on sale of $33.1 million.
We remain committed to maximizing cash flows from our hotel portfolio by increasing operational efficiencies and investing in the physical quality and positioning of our hotels. We believe our hotel portfolio, which is concentrated in the central business districts of top U.S. lodging markets, remains well positioned for future performance and long-term real estate value appreciation. However, in light of the lower levels of RevPAR growth expected over the next few years combined with sellers’ pricing expectations in the transaction market currently, we expect limited, if any, acquisition activity over the near term and we may continue to evaluate opportunities to dispose of hotels that we believe have maximized their values.
Results of Operations
Comparison of years ended December 31, 2018 and 2017
Results of operations for the year ended December 31, 2018 include the operating activity of 20 hotels for the full year and one hotel for part of the year, whereas the results of operations for the year ended December 31, 2017 include the operating activity of 21 hotels for the full year and one hotel for part of the year. We use the term “comparable hotel portfolio” to refer to those hotels owned for the entirety of the two periods being compared and the term “non-comparable hotel portfolio” to refer to those hotels not owned for the entirety of the two periods being compared. For the years ended December 31, 2018 and 2017, the comparable hotel portfolio includes the 20 hotels owned as of December 31, 2018 and the non-comparable hotel portfolio includes the Hyatt Centric Santa Barbara, which was sold on July 26, 2018, and The Hotel Minneapolis, Autograph Collection, which was sold on November 8, 2017.
Revenues—Total revenue for the year ended December 31, 2018 was $597.2 million, of which $587.8 million was contributed by the comparable hotel portfolio and $9.4 million was contributed by the non-comparable hotel portfolio. Total revenue for the year ended December 31, 2017 was $598.3 million, of which $571.0 million was contributed by the comparable hotel portfolio and $27.2 million was contributed by the non-comparable hotel portfolio. The increase in total revenue for the comparable hotel portfolio of $17.6 million was primarily driven by increases in total revenue at the Boston Marriott Newton, the Hyatt Regency Mission Bay Spa and Marina and the JW Marriott San Francisco Union Square, all of which were undergoing guestroom renovations during all or a portion of the year ended December 31, 2017, and increases in total revenue at our other hotels located in (1) San Francisco, where demand from customers during a portion of the year ended December 31, 2017 was negatively impacted by the temporary closure of the Moscone Center and the resultant decrease in citywide conventions and events, (2) Boston, (3) New York, (4) San Diego and (5) Miami. The aforementioned increases in total revenue were offset partially by decreases in total revenue at our hotels located in Chicago, Los Angeles, New Orleans, Denver, Seattle, and Washington D.C.

Hotel operating expenses—Hotel operating expenses, excluding depreciation and amortization, for the year ended December 31, 2018 was $403.3 million, of which $396.9 million was contributed by the comparable hotel portfolio and $6.4 million was contributed by the non-comparable hotel portfolio. Hotel operating expenses, excluding depreciation and amortization, for the year ended December 31, 2017 was $395.3 million, of which $376.4 million was contributed by the comparable hotel portfolio and $18.9 million was contributed by the non-comparable hotel portfolio. The increase in total hotel operating expenses for the comparable hotel portfolio was $20.5 million, of which $14.3 million was related to a write-off of an unfavorable contract liability and settlement gain resulting from the change in management at the Hilton Denver City Center (formerly the Denver Marriott City Center) that took effect on December 1, 2017. Specifically driving the remainder of the increase of $6.2 million in total hotel operating expenses for the comparable hotel portfolio were rooms expense and the following indirect hotel operating expenses: administrative and general, advertising and sales, repairs and maintenance, franchise fees, property and other taxes, and insurance, leases and other. Credit card commissions (included within administrative and general) and franchise fees are both variable hotel operating expenses calculated as a percentage of revenue, and therefore, increased commensurately with the increase in total revenue for the comparable hotel portfolio. The increase in property and other taxes was primarily driven by significantly higher property tax reassessments for 2018 at our hotels located in Chicago. The increases in the aforementioned expenses were offset partially by decreases in food and beverage expense, which was primarily a result of the corresponding decrease in food and beverage revenue for the comparable hotel portfolio, and management fees, which was primarily a result of no incentive management fees being incurred at the Hilton Denver City Center during the year ended December 31, 2018 as a result of the previously mentioned change in management.
Depreciation and amortization—Depreciation and amortization expense for the years ended December 31, 2018 and 2017 was $75.6 million and $76.2 million, respectively. The decrease in depreciation and amortization expense was primarily attributable to the sales of The Hotel Minneapolis, Autograph Collection in November 2017 and the Hyatt Centric Santa Barbara in July 2018, offset partially by guestroom renovations completed at three of our hotels during the year ended December 31, 2017.
Air rights contract amortization—Air rights contract amortization expense associated with the Hyatt Regency Boston for each of the years ended December 31, 2018 and 2017 was $0.5 million.
Corporate general and administrative—Corporate general and administrative expense for the years ended December 31, 2018 and 2017 was $19.0 million and $19.1 million, respectively. Included in corporate general and administrative expense for the years ended December 31, 2018 and 2017 was $7.6 million and $7.5 million, respectively, of non-cash share-based compensation expense.
Interest income—Interest income for the year ended December 31, 2018 was $0.6 million. There was no interest income for the year ended December 31, 2017. The increase in interest income was primarily related to an increase in cash and cash equivalents and in short-term interest rates.
Interest expense—Interest expense for the years ended December 31, 2018 and 2017 was $34.4 million and $33.9 million, respectively. The increase in interest expense was primarily related to an increase in short-term interest rates, and thereby, an increase in interest expense associated with amounts borrowed under our revolving credit facility.
Gain on sale of hotels—Gain on sale of hotels for the years ended December 31, 2018 and 2017 was $33.1 million and $6.1 million, respectively, related to the sale of the Hyatt Centric Santa Barbara in July 2018, and The Hotel Minneapolis, Autograph Collection in November 2017, respectively.
Income tax expense—Income tax expense for the years ended December 31, 2018 and 2017 was $1.1 million and $3.1 million, respectively. Income tax expense is directly related to taxable income generated by our TRSs during the period, except that for the year ended December 31, 2017, income tax expense also included a $1.1 million non-cash adjustment to our deferred tax assets and liabilities resulting from the enactment of the Tax Cuts and Jobs Act in December 2017. The decrease in income tax expense was also related to a decrease in our effective income tax rate resulting from the enactment of the Tax Cuts and Jobs Act.
Preferred share dividends—There was no preferred share dividends for the year ended December 31, 2018. Preferred share dividends for the year ended December 31, 2017 was $5.3 million. The decrease in preferred share dividends is directly related to the full redemption of the 7.75% Series A Cumulative Redeemable Preferred Shares in July 2017.
Write-off of issuance costs of redeemed preferred shares—Write-off of issuance costs of redeemed preferred shares for the year ended December 31, 2017 of $4.4 million related to the full redemption of the 7.75% Series A Cumulative Redeemable Preferred Shares in July 2017.
Comparison of years ended December 31, 2017 and 2016
Results of operations for the year ended December 31, 2017 include the operating activity of 21 hotels for the full year and one hotel for part of the year, whereas the results of operations for the year ended December 31, 2016 include the operating activity of 22 hotels for the full year. For the years ended December 31, 2017 and 2016, the “comparable hotel portfolio” includes the 21 hotels owned as of December 31, 2017 and the “non-comparable hotel portfolio” includes The Hotel Minneapolis, Autograph Collection, which was sold on November 8, 2017.
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
Gain on sale of hotels—Gain on sale of hotels for the year ended December 31, 2017 was $6.1 million and related to the sale of The Hotel Minneapolis, Autograph Collection in November 2017, whereas the gain on sale of hotels for the year ended

December 31, 2016 was $0.6 million and related to the sale of the separate, five-room villa building and related land parcel at the Hyatt Centric Santa Barbara in April 2016.
Income tax expense—Income tax expense for the years ended December 31, 2017 and 2016 was $3.1 million and $2.0 million, respectively. Income tax expense is directly related to taxable income generated by our TRSs during the period, except that for the year ended December 31, 2017, income tax expense also included a $1.1 million non-cash adjustment to our deferred tax assets and liabilities resulting from the enactment of the Tax Cuts and Jobs Act in December 2017.
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
Hotel operating results
We use the term “comparable” to refer to metrics that include only those hotels owned for the entirety of the two periods being compared. As of December 31, 2018, we owned 20 hotels. Since the Hyatt Centric Santa Barbara was sold on July 26, 2018 and The Hotel Minneapolis, Autograph Collection was sold on November 8, 2017, they have been excluded from the comparable hotel portfolio metrics for the years ended December 31, 2018 and 2017. Included in the following table are comparisons of occupancy, ADR, RevPAR, Adjusted Hotel EBITDAre, and Adjusted Hotel EBITDAre Margin for the comparable 20-hotel portfolio for the years ended December 31, 2018 and 2017 (in thousands, except for ADR and RevPAR):

	Year Ended December 31,
	2018	2017	Change
Comparable Occupancy	85.5%	83.1%	240 bps
Comparable ADR	$228.58	$225.47	1.4%
Comparable RevPAR	$195.37	$187.25	4.3%

Comparable Adjusted Hotel EBITDAre	$190,592	$180,293	5.7%
Comparable Adjusted Hotel EBITDAre Margin	32.4%	31.6%	80 bps
Non-GAAP Financial Measures
Non-GAAP financial measures are measures of our historical financial performance that are different from measures calculated and presented in accordance with U.S. generally accepted accounting principles. We report the following seven non-GAAP financial measures that we believe are useful to investors as key measures of our operating performance: (1) EBITDAre, (2) Adjusted Corporate EBITDAre, (3) Adjusted Hotel EBITDAre, (4) Adjusted Hotel EBITDAre Margin, (5) Funds from operations (FFO), (6) FFO available to common shareholders, and (7) Adjusted FFO (AFFO) available to common shareholders. Effective January 1, 2018, we began reporting EBITDAre in accordance with standards established by the National Association of Real Estate Investment Trusts (“NAREIT”). Adjusted Corporate EBITDAre, Adjusted Hotel EBITDAre, and Adjusted Hotel EBITDAre Margin are equivalent to our previously reported Adjusted Corporate EBITDA, Adjusted Hotel EBITDA, and Adjusted Hotel EBITDA Margin measures, respectively.
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
The following table reconciles net income to EBITDAre, Adjusted Corporate EBITDAre, Adjusted Hotel EBITDAre, and Adjusted Hotel EBITDAre Margin for the years ended December 31, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2018	2017
Net income	$96,966	$76,235
Add: Interest expense	34,399	33,939
Income tax expense	1,095	3,089
Depreciation and amortization	75,585	76,230
Less: Interest income	(558)	—
Gain on sale of hotels	(33,109)	(6,102)
EBITDAre	174,378	183,391
Add: Non-cash amortization(1)	218	(74)
Less: Hilton Denver City Center change in management(2)	—	(13,769)
Adjusted Corporate EBITDAre	174,596	169,548
Add: Corporate general and administrative	18,992	19,050
Adjusted Hotel EBITDAre	193,588	188,598
Less: Adjusted Hotel EBITDAre of hotels sold(3)	(2,996)	(8,305)
Comparable Adjusted Hotel EBITDAre	$190,592	$180,293

Total revenue	$597,172	$598,267
Less: Total revenue of hotels sold(3)	(9,411)	(27,235)
Comparable total revenue	$587,761	$571,032

Comparable Adjusted Hotel EBITDAre Margin	32.4%	31.6%

(1)	Reflects non-cash amortization of ground lease asset, deferred franchise costs, deferred key money, unfavorable contract liability, and air rights contract.

(2)
Reflects (1) a non-cash write-off of an unfavorable contract liability, (2) a settlement gain, and (3) transition-related expenses, all of which are in connection with the change in management at the Hilton Denver City Center (formerly the Denver Marriott City Center).

(3)	Reflects results of operations for the Hyatt Centric Santa Barbara, which was sold on July 26, 2018, and The Hotel Minneapolis, Autograph Collection, which was sold on November 8, 2017.
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
AFFO available to common shareholders—We further adjust FFO available to common shareholders for certain additional recurring and non-recurring items that are not in NAREIT’s definition of FFO. Specifically, we adjust for hotel acquisition costs and non-cash amortization of intangible assets and liabilities, deferred franchise costs, and deferred key money, all of which are recurring items. For the year ended December 31, 2017, we also adjusted for (1) the impact, net of tax, resulting from the change in management at the Hilton Denver City Center (formerly the Denver Marriott City Center), which included a non-cash write-off of an unfavorable contract liability, a settlement gain, and transition-related expenses and (2) the non-cash adjustment to our deferred tax assets and liabilities resulting from the enactment of the Tax Cuts and Jobs Act, both of which were non-recurring items. We believe that AFFO available to common shareholders provides investors another financial measure of our operating performance that provides for greater comparability of our core operating results between periods.
The following table reconciles net income to FFO, FFO available to common shareholders, and AFFO available to common shareholders for the years ended December 31, 2018, 2017 and 2016 (in thousands, except per share amounts):

	Year Ended December 31,
	2018	2017	2016
Net income	$96,966	$76,235	$76,706
Add: Depreciation and amortization	75,585	76,230	74,661
Less: Gain on sale of hotels	(33,109)	(6,102)	(598)
FFO	139,442	146,363	150,769
Less: Preferred share dividends	—	(5,274)	(9,688)
Write-off of issuance costs of redeemed preferred shares	—	(4,419)	—
Dividends declared on unvested time-based awards	(474)	(494)	(561)
Undistributed earnings allocated to unvested time-based awards	(9)	—	—
FFO available to common shareholders	138,959	136,176	140,520
Add: Write-off of issuance costs of redeemed preferred shares	—	4,419	—
Tax Cuts and Jobs Act income tax adjustment	—	1,057	—
Non-cash amortization(1)	218	(74)	(101)
Less: Hilton Denver City Center change in management(2)	—	(13,018)	—
AFFO available to common shareholders	$139,177	$128,560	$140,419

FFO available per common share:
Basic	$2.35	$2.31	$2.39
Diluted	$2.34	$2.30	$2.39
AFFO available per common share:
Basic	$2.35	$2.18	$2.39
Diluted	$2.34	$2.17	$2.39

(1)	Reflects non-cash amortization of ground lease asset, deferred franchise costs, deferred key money, unfavorable contract liability, and air rights contract.

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
Sources and Uses of Cash
For the year ended December 31, 2018, net cash flows from operating activities were $159.2 million; net cash flows provided by investing activities were $47.9 million, including proceeds of $89.8 million from the disposition of the Hyatt Centric Santa Barbara, offset partially by $41.9 million for improvements and additions to our hotels; and net cash flows used in financing activities were $179.2 million, including $95.1 million in dividend payments to common shareholders, a net repayment of $65.0 million under our revolving credit facility, and $13.2 million in scheduled principal payments on mortgage debt. As of December 31, 2018, we had cash and cash equivalents of $71.3 million and restricted cash of $31.6 million.

Liquidity and Capital Resources
We expect our primary source of cash to meet operating requirements, including payment of dividends in accordance with the REIT requirements of the U.S. federal income tax laws, payment of interest on any borrowings and funding of any capital expenditures, will be from our hotels’ results of operations and existing cash and cash equivalent balances. We currently expect that our operating cash flows will be sufficient to fund our continuing operations. We also expect to use existing restricted cash balances and borrowings under our revolving credit facility to partially fund any capital expenditures. We intend to incur indebtedness to supplement our investment capital and to maintain flexibility to respond to industry conditions and opportunities. We are targeting an overall debt level not to exceed 40% of the aggregate value of all of our hotels, as calculated in accordance with our revolving credit facility; as of December 31, 2018, our overall debt level was 33.1% under this calculation.
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
As of the date of this filing, we have approximately $39.0 million of cash and cash equivalents, approximately $31.6 million of restricted cash, and $300.0 million available to borrow under our revolving credit facility. See Note 6, “Long-Term Debt,” to our consolidated financial statements for additional information relating to our revolving credit facility and other long-term debt.
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
From time to time, certain of our hotels may be undergoing renovations as a result of our decision to upgrade portions of the hotels, such as guestrooms, meeting space, and/or restaurants, in order to better compete with other hotels in our markets. As of December 31, 2018, none of our hotels were undergoing comprehensive renovations. In addition, often after we acquire a hotel, we are required to complete a property improvement plan (“PIP”) in order to bring the hotel up to the respective franchisor’s standards. If permitted by the terms of the management agreement, funding for a renovation will first come from the FF&E reserve. To the extent that the FF&E reserve is not adequate to cover the cost of the renovation, we will fund the remaining portion of the renovation with cash and cash equivalents or available borrowings under our revolving credit facility.
Contractual Obligations
The following table sets forth our contractual obligations as of December 31, 2018, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands). There were no other material off-balance sheet arrangements at December 31, 2018.

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Revolving credit facility, including interest(1)	$—	$—	$—	$—	$—
Term loan, including interest(1)	250,642	7,560	15,141	227,941	—
Secured loans, including interest	631,908	35,772	181,609	193,652	220,875
Corporate office lease	1,074	296	618	160	—
Ground leases(2)	201,387	4,101	8,201	8,224	180,861
	$1,085,011	$47,729	$205,569	$429,977	$401,736

(1)
Assumes no additional borrowings and interest payments are based on the interest rate in effect at December 31, 2018. Also assumes that no extension options, if any, are exercised. See Note 6, “Long-Term Debt,” to our consolidated financial statements for additional information relating to our revolving credit facility and term loan.

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
Seasonality
Demand in the lodging industry is affected by recurring seasonal patterns. For non-resort properties, demand is generally lower in the winter months due to decreased travel and higher in the spring and summer months during the peak travel season. For resort properties, demand is generally higher in the winter months. We expect that our operations will generally reflect non-resort seasonality patterns. Accordingly, we expect that we will have lower revenue, hotel operating income and cash flow in the first and fourth quarters and higher revenue, hotel operating income and cash flow in the second and third quarters. These general trends are, however, expected to be greatly influenced by overall economic cycles.
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
Room revenue is generated through short-term contracts with customers whereby customers agree to pay a daily rate for the right to use hotel rooms for one or more nights. Our performance obligations are fulfilled at the end of each night that the customers are provided the rooms and room revenue is recognized daily at the contract rate in effect for each room night.
Food and beverage revenue is generated when customers agree to pay for food and beverage at a hotel’s restaurant or bar outlets or for banquet and catering services at a hotel. Our performance obligations are fulfilled at the time that the food and beverage is provided or when the banquet facilities and related dining and other amenities (e.g., audio visual services) are provided.
Other revenue (e.g., parking, marina, resort and cancellation fees, theater, leasing, spa, telephone, and gift shop sales) is recognized at the point in time or over the time period that the associated good or service is provided. Ancillary services (e.g., parking) at certain hotels are provided by third parties and we assesses whether we are the principal or agent in such arrangements. If we are determined to be the agent, revenue is recognized based upon the commission earned from the third party on the provided service. If we are determined to be the principal, revenue is recognized based upon the gross contract price of the provided service. Certain of the our hotels have retail spaces, restaurants or other spaces which we lease to third parties. Lease revenue is recognized on a straight-line basis over the life of the lease and included within other revenue.
Advance deposits are generally provided when a customer or group of customers provides a deposit for a future stay or banquet event at our hotels. Advance deposits are converted to revenue when the associated goods or services are provided to the customer or when a customer with a noncancellable reservation fails to arrive for part or all of the reservation. Conversely, advance deposits are generally refundable upon guest cancellation of the related reservation within an established period of time prior to the reservation.
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued updated accounting guidance for recognition of revenue from contracts with customers. The comprehensive new accounting guidance superseded previous revenue recognition guidance and requires revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. We adopted the new accounting guidance on January 1, 2018 and applied it on a modified retrospective basis. Based on our completed assessment of this updated accounting guidance, it does not materially affect the amount or timing of revenue recognition for room sales, food and beverage sales, or other hotel departmental revenues because of the short-term, day to day nature of those revenues and we did not recognize any cumulative-effect adjustment as a result of adopting this new accounting guidance. Furthermore, we do not expect the updated accounting guidance to materially impact the recognition of or accounting for disposition of hotels, since we primarily dispose of hotels to third parties in exchange for cash with few contingencies.
In November 2016, the FASB issued updated accounting guidance which requires the consolidated statements of cash flows to explain the change during the period in the total of cash, cash equivalents and restricted cash. Therefore, restricted cash should be included within cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the consolidated statements of cash flows. We adopted the new accounting guidance on January 1, 2018 and applied it on a retrospective basis. The adoption of this guidance changed the presentation of restricted cash in the consolidated statements of cash flows; however, we do not believe that the adoption of this guidance has a material impact on the consolidated financial statements.
In January 2017, the FASB issued updated accounting guidance to clarify the definition of a business. The new accounting guidance adds further guidance that assists entities in evaluating whether a transaction should be accounted for as an acquisition of (or disposal of) an asset or a business. Under the new accounting guidance, when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the integrated set of assets and activities is not a business. We adopted the new accounting guidance on January 1, 2018 and applied it on a prospective basis. The adoption of this guidance would result in the capitalization of hotel acquisition costs to the extent we complete a future acquisition that is determined to be an acquisition of an asset rather than a business, which may have a material impact on our results of operations.
In February 2016, the FASB issued updated accounting guidance which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new accounting guidance requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on whether or not the lease is effectively a financed purchase by the lessee. The classification of the lease will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases. We will adopt the new accounting guidance on January 1, 2019 and apply it based on the optional transition method provided for, which allows entities to recognize a cumulative-effect adjustment to the balance sheet on the adoption date. Upon adoption, we expect to apply the package of practical expedients made available under the new accounting guidance and also make an accounting policy election to not recognize right-of-use assets or lease liabilities for leases with terms of 12 months or less. For our ground lease agreements and corporate office lease agreement, all of which are currently accounted for as operating leases, we will recognize lease liabilities with corresponding right-of-use assets of a similar amount which will have a material impact on our consolidated balance sheet. We are still evaluating the impact that this guidance will have on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
We earn interest income primarily from cash and cash equivalent balances. Based on our cash and cash equivalents as of December 31, 2018, if interest rates were to increase or decrease by 1.00%, our interest income would increase or decrease by approximately $0.7 million annually.
Amounts borrowed under our revolving credit facility currently bear interest at variable rates based on LIBOR plus 1.45% - 2.20% (the spread over LIBOR based on our consolidated leverage ratio). If prevailing LIBOR on any outstanding borrowings under our revolving credit facility were to increase or decrease, our interest expense on those outstanding borrowings would increase or decrease future earnings and cash flows. As of December 31, 2018, we had no outstanding borrowings under our revolving credit facility.

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
Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), we concluded that our internal control over financial reporting was effective as of December 31, 2018. The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their report which appears on page F-2 of this Form 10-K.

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
James L. Francis, 56, is our President and Chief Executive Officer and a Trustee, positions he has held since our formation. Prior to co-founding the Trust, Mr. Francis served as the President and Chief Executive Officer and a director of Highland Hospitality Corporation (“Highland”), positions that he held from Highland’s IPO in December 2003 to its sale in July 2007. Following the sale of Highland, Mr. Francis served as a consultant to the affiliate of JER Partners that acquired Highland until September 2008. Since September 2008, until our formation, Mr. Francis was a private investor. From June 2002 until joining Highland in December 2003, Mr. Francis served as the Chief Operating Officer, Chief Financial Officer and Treasurer of Barceló Crestline Corporation, and served as Executive Vice President and Chief Financial Officer of Crestline Capital Corporation, prior to its acquisition by Barceló, from December 1998 to June 2002. Prior to the spin-off of Crestline Capital from Host Hotels & Resorts, Inc. (formerly Host Marriott Corporation), Mr. Francis held various finance and strategic planning positions with Host Marriott and Marriott International, Inc. From June 1997 to December 1998, Mr. Francis held the position of Assistant Treasurer and Vice President Corporate Finance for Host Marriott, where he was responsible for Host Marriott’s corporate finance function, business strategy and investor relations. Over a period of ten years, Mr. Francis served in various capacities with Marriott International’s lodging business, including Vice President of Finance for Marriott Lodging from 1995 to 1997; Brand Executive, Courtyard by Marriott from 1994 to 1995; Controller for Courtyard by Marriott and Fairfield Inn from 1993 to 1994; Director of Finance and Strategic Planning for Courtyard by Marriott and Fairfield Inn from 1991 to 1993; and Director of Hotel Development Finance from 1987 to 1991. Mr. Francis received his B.A. in Economics and Business from Western Maryland College and earned an M.B.A. in Finance and Accounting from Vanderbilt University. Mr. Francis served as a member of the board of trustees of Chamber Street Properties from 2013 until its merger in December 2015 with Gramercy Property Trust Inc. Mr. Francis served on the board of trustees, as a member of the nominating and corporate governance committee, and as the compensation committee chairman of Gramercy Property Trust, a publicly traded REIT focused on acquiring, owning and operating industrial and office properties, from December 2015 until its merger in October 2018 with BRE Glacier, L.P.
Douglas W. Vicari, 59, is our Executive Vice President and Chief Financial Officer and a Trustee, positions he has held since our formation. Prior to co-founding the Trust, Mr. Vicari served as a principal with Paramount Hotel Group, a hotel owner, developer and operator, from January 2009 to June 2009. Previously, Mr. Vicari served as Executive Vice President and Chief Financial Officer of Highland from September 2003 until its sale in July 2007. Prior to joining Highland, Mr. Vicari served as Senior Vice President and Chief Financial Officer of Prime Hospitality Corp., a former NYSE-listed company acquired by an affiliate of The Blackstone Group in 2004, from August 1998 to July 2003, and also served on the board of directors of Prime Hospitality Corp. from May 1999 to July 2003. Prior to his appointment as Chief Financial Officer, he served as Vice President and Treasurer of Prime Hospitality Corp. from January 1991 to July 1998, and was an instrumental member of the management team that led the company out of bankruptcy in July 1992. From 1986 to 1991, Mr. Vicari was Director of Budgeting and Financial Planning for Prime Hospitality Corp, and was responsible for all budgeting, planning and forecasting. Prior to his tenure at Prime Hospitality Corp., Mr. Vicari held numerous management positions at Combustion Engineering (now a part of ABB Group) from 1981 to 1986. Mr. Vicari also served on the board of directors and as the audit committee chairman for Thunderbird Resorts Inc. (Euronext: TBIRD), a publicly traded gaming and lodging company, from 2007 to 2016. Mr. Vicari earned a B.S. in Accounting from the College of New Jersey and received his M.B.A. in Finance from Fairleigh Dickinson University.
D. Rick Adams, 55, is our Executive Vice President and Chief Operating Officer, positions he has held since March 2015. Prior to his appointment as Executive Vice President and Chief Operating Officer, he served as Executive Vice President and Chief Investment Officer from February 2014 to February 2015, and as Senior Vice President and Chief Investment Officer from November 2009 to January 2014. Prior to joining the Trust, Mr. Adams served as Senior Vice President of Asset Management for Highland from September 2004 until its sale in July 2007. Following the sale of Highland and until October 2009, Mr. Adams continued to serve as Senior Vice President and Head of Asset Management for the affiliate of JER Partners that acquired Highland. From October 1992 to September 2004, Mr. Adams served as Vice President of Regional Operations and Development Officer for the B.F. Saul Company, a privately owned real estate company located in Washington, DC that specializes in commercial real estate and hotel management and development. Prior to his tenure at B.F. Saul, from 1986 until September 1992, Mr. Adams held numerous operational and franchise development management positions at Holiday Inn Worldwide, known today as InterContinental Hotels Group PLC. Mr. Adams received a B.S. in Management from Indiana University.

Graham J. Wootten, 45, is our Senior Vice President, Chief Accounting Officer and Secretary, positions he has held since February 2010. Previously, Mr. Wootten served in several accounting roles, including Vice President and Controller, at Highland from December 2003 until its sale in July 2007 to an affiliate of JER Partners. Following the sale of Highland and until February 2010, Mr. Wootten served in finance and accounting roles for the affiliate of JER Partners that acquired Highland, last serving as its Chief Financial Officer. Prior to joining Highland, Mr. Wootten held various audit positions, including Audit Senior Manager, for PricewaterhouseCoopers LLP from 1995 until 2003. Mr. Wootten holds a BSBA in accounting from John Carroll University and is a Certified Public Accountant.

Item 11.	Executive Compensation
Information required pursuant to this item is incorporated by reference to our 2019 proxy statement under the captions “Executive Compensation” and “Corporate Governance and Board Matters.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Information required pursuant to this item is incorporated by reference to our 2019 proxy statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Plan Information.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information required pursuant to this item is incorporated by reference to our 2019 proxy statement under the captions “Certain Relationships and Related Transactions and Legal Proceedings” and “Corporate Governance and Board Matters.”

Item 14.	Principal Accounting Fees and Services
Information required pursuant to this item is incorporated by reference to our 2019 proxy statement under the caption “Proposal 2 Ratification of Independent Registered Public Accountants.”

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

3.1.1
Articles Supplementary to the Articles of Amendment and Restatement of Declaration of Trust (incorporated by reference to Exhibit 3.1.1 to the Registrant’s Current Report on Form 8-K filed on April 1, 2014)

3.1.2	Articles of Amendment to Articles of Amendment and Restatement of Declaration of Trust (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 22, 2017)

3.2	Amended and Restated Bylaws, as amended through December 15, 2016 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on December 15, 2016)

10.1
Employment Agreement between Registrant and James L. Francis, dated January 27, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2014)*

10.2
Employment Agreement between Registrant and Douglas W. Vicari, dated January 27, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2014)*

10.3
Employment Agreement between Registrant and D. Rick Adams, dated January 27, 2015 (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2014)*

10.4
Employment Agreement between Registrant and Graham J. Wootten, dated January 27, 2015 (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2014)*

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

10.8.1	Amendment No. 1 to the Limited Partnership Agreement of Chesapeake Lodging, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 13, 2012)

10.9
Chesapeake Lodging Trust Equity Plan (As Amended and Restated Effective as of June 14, 2018) (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2018)

10.10
Promissory Note, dated July 27, 2012, by CHSP Denver LLC in favor of Western National Life Insurance Company (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2012)

10.11
Fee and Leasehold Deed of Trust and Security Agreement by CHSP Denver LLC, as grantor, to the Public Trustee of the (City and) County of Denver, Colorado, as trustee, for the use and benefit of Western National Life Insurance Company, as beneficiary, dated July 25, 2012 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2012)

10.12
Loan Agreement, dated July 11, 2013, by and between CHSP San Francisco LLC, as borrower, and PNC Bank, National Association, as lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2013)

10.13
Loan Agreement, dated July 11, 2013, by and between CHSP Chicago LLC, as borrower, and Goldman Sachs Mortgage Company, as lender (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2013)

10.14
Loan Agreement, dated July 3, 2014, by and between CHSP 31st Street LLC and CHSP 36th Street LLC, as borrowers, and Goldman Sachs Mortgage Company, as lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2014)

10.15
Fifth Amended and Restated Credit Agreement, dated May 31, 2018, by and among Chesapeake Lodging, L.P., as borrower, the financial institutions party thereto and their assignees under Section 13.6, as lenders, and Wells Fargo Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2018)

10.16
Loan Agreement, dated June 23, 2016, by and between CHSP Boston II LLC, as borrower, and Metropolitan Life Insurance Company, as lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2016)

10.17
Term Loan Agreement, dated April 21, 2017, by and among Chesapeake Lodging, L.P., as borrower, the financial institutions party thereto and their assignees under Section 13.6, as lenders, and Wells Fargo Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2017)

10.17.1
First Amendment to Term Loan Agreement, dated May 31, 2018, by and among Chesapeake Lodging, L.P., as borrower, the financial institutions party thereto and their assignees under Section 13.6, as lenders, and Wells Fargo Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2018)

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

CHESAPEAKE LODGING TRUST

Date: February 21, 2019	By:	/S/ DOUGLAS W. VICARI
Douglas W. Vicari
Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS A. NATELLI	Chairman of the Board of Trustees	February 21, 2019
Thomas A. Natelli

/s/ JAMES L. FRANCIS	President, Chief Executive Officer and Trustee (Principal Executive Officer)	February 21, 2019
James L. Francis

/s/ DOUGLAS W. VICARI	Executive Vice President, Chief Financial Officer, and Trustee (Principal Financial Officer)	February 21, 2019
Douglas W. Vicari

/s/ THOMAS D. ECKERT	Trustee	February 21, 2019
Thomas D. Eckert

/s/ ANGELIQUE G. BRUNNER	Trustee	February 21, 2019
Angelique G. Brunner

/s/ JOHN W. HILL	Trustee	February 21, 2019
John W. Hill

/s/ JEFFREY D. NUECHTERLEIN	Trustee	February 21, 2019
Jeffrey D. Nuechterlein

/s/ GRAHAM J. WOOTTEN	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 21, 2019
Graham J. Wootten

CHESAPEAKE LODGING TRUST

Report of Independent Registered Public Accounting Firm
To the Board of Trustees and Shareholders of Chesapeake Lodging Trust
Opinion on Internal Control over Financial Reporting
We have audited Chesapeake Lodging Trust’s (the “Trust”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Chesapeake Lodging Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Chesapeake Lodging Trust as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15, of the Trust and our report dated February 21, 2019 expressed an unqualified opinion thereon.
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
February 21, 2019

Report of Independent Registered Public Accounting Firm
To the Board of Trustees and Shareholders of Chesapeake Lodging Trust
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Chesapeake Lodging Trust (the “Trust”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Trust as of December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with US generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Trust’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 21, 2019 expressed an unqualified opinion thereon.
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
Tysons, Virginia
February 21, 2019

CHESAPEAKE LODGING TRUST
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2018	2017
ASSETS
Property and equipment, net	$1,732,154	$1,823,217
Intangible assets, net	34,678	35,256
Cash and cash equivalents	71,259	44,314
Restricted cash	31,614	30,602
Accounts receivable, net of allowance for doubtful accounts of $83 and $116, respectively	18,360	20,769
Prepaid expenses and other assets	21,012	21,202
Total assets	$1,909,077	$1,975,360

LIABILITIES AND SHAREHOLDERS’ EQUITY
Long-term debt	$751,389	$829,552
Accounts payable and accrued expenses	72,555	65,783
Other liabilities	31,155	31,597
Total liabilities	855,099	926,932
Commitments and contingencies (Note 14)
Preferred shares, $.01 par value; 100,000,000 shares authorized; no shares issued and outstanding, respectively	—	—
Common shares, $.01 par value; 400,000,000 shares authorized; 60,263,670 shares and 59,941,088 shares issued and outstanding, respectively	603	599
Additional paid-in capital	1,193,455	1,190,250
Cumulative dividends in excess of net income	(144,341)	(144,734)
Accumulated other comprehensive income	4,261	2,313
Total shareholders’ equity	1,053,978	1,048,428
Total liabilities and shareholders’ equity	$1,909,077	$1,975,360
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
REVENUE
Rooms	$455,287	$450,812	$465,796
Food and beverage	112,496	118,715	125,987
Other	29,389	28,740	27,916
Total revenue	597,172	598,267	619,699

EXPENSES
Hotel operating expenses:
Rooms	106,974	107,183	108,292
Food and beverage	83,917	88,454	92,075
Other direct	4,934	5,457	6,275
Indirect	207,457	194,212	208,756
Total hotel operating expenses	403,282	395,306	415,398
Depreciation and amortization	75,585	76,230	74,661
Air rights contract amortization	520	520	520
Corporate general and administrative	18,992	19,050	19,167
Total operating expenses	498,379	491,106	509,746

Interest income	558	—	—
Interest expense	(34,399)	(33,939)	(31,846)
Gain on sale of hotels	33,109	6,102	598
Income before income taxes	98,061	79,324	78,705
Income tax expense	(1,095)	(3,089)	(1,999)
Net income	96,966	76,235	76,706
Preferred share dividends	—	(5,274)	(9,688)
Write-off of issuance costs of redeemed preferred shares	—	(4,419)	—
Net income available to common shareholders	$96,966	$66,542	$67,018

Net income available per common share:
Basic	$1.63	$1.12	$1.13
Diluted	$1.62	$1.11	$1.13
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$96,966	$76,235	$76,706
Other comprehensive income:
Unrealized gains (losses) on cash flow hedge instruments	2,213	1,235	(331)
Reclassification of unrealized losses (gains) on cash flow hedge instruments to interest expense	(265)	1,117	584
Comprehensive income	$98,914	$78,587	$76,959
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)

	Preferred Shares		Common Shares		Additional Paid-In Capital	Cumulative Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount				Total
Balances at December 31, 2015	5,000,000	$50	59,659,522	$597	$1,297,877	$(88,675)	$(292)	$1,209,557
Repurchase of common shares	—	—	(117,129)	(1)	(3,019)	—	—	(3,020)
Issuance of restricted common shares	—	—	448,146	4	(4)	—	—	—
Issuance of unrestricted common shares	—	—	3,467	—	85	—	—	85
Forfeiture of restricted common shares	—	—	(322,042)	(3)	3	1,516	—	1,516
Amortization of deferred compensation	—	—	—	—	9,422	—	—	9,422
Declaration of dividends on common shares	—	—	—	—	—	(96,156)	—	(96,156)
Declaration of dividends on preferred shares	—	—	—	—	—	(9,688)	—	(9,688)
Net income	—	—	—	—	—	76,706	—	76,706
Other comprehensive income	—	—	—	—	—	—	253	253
Balances at December 31, 2016	5,000,000	$50	59,671,964	$597	$1,304,364	$(116,297)	$(39)	$1,188,675
Redemption of preferred shares	(5,000,000)	(50)	—	—	(120,531)	(4,419)	—	(125,000)
Repurchase of common shares	—	—	(40,919)	—	(1,078)	—	—	(1,078)
Issuance of restricted common shares	—	—	481,068	4	(4)	—	—	—
Issuance of unrestricted common shares	—	—	3,327	—	85	—	—	85
Forfeiture of restricted common shares	—	—	(174,352)	(2)	2	820	—	820
Amortization of deferred compensation	—	—	—	—	7,412	—	—	7,412
Declaration of dividends on common shares	—	—	—	—	—	(96,176)	—	(96,176)
Declaration of dividends on preferred shares	—	—	—	—	—	(4,897)	—	(4,897)
Net income	—	—	—	—	—	76,235	—	76,235
Other comprehensive income	—	—	—	—	—	—	2,352	2,352
Balances at December 31, 2017	—	$—	59,941,088	$599	$1,190,250	$(144,734)	$2,313	$1,048,428
Repurchase of common shares	—	—	(173,811)	(1)	(4,352)	—	—	(4,353)
Issuance of restricted common shares	—	—	495,579	5	(5)	—	—	—
Issuance of unrestricted common shares	—	—	4,265	—	121	—	—	121
Forfeiture of restricted common shares	—	—	(3,451)	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	7,441	—	—	7,441
Declaration of dividends on common shares	—	—	—	—	—	(96,573)	—	(96,573)
Net income	—	—	—	—	—	96,966	—	96,966
Other comprehensive income	—	—	—	—	—	—	1,948	1,948
Balances at December 31, 2018	—	$—	60,263,670	$603	$1,193,455	$(144,341)	$4,261	$1,053,978
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$96,966	$76,235	$76,706
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,585	76,230	74,661
Air rights contract amortization	520	520	520
Write-off of unfavorable contract liability	—	(11,815)	—
Deferred financing costs amortization	1,588	1,682	1,850
Gain on sale of hotels	(33,109)	(6,102)	(598)
Share-based compensation	7,562	7,497	9,507
Other	(302)	(593)	(796)
Changes in assets and liabilities:
Accounts receivable, net	1,893	(1,093)	(4,363)
Prepaid expenses and other assets	1,866	(1,976)	329
Accounts payable and accrued expenses	6,765	1,283	1,801
Other liabilities	(127)	1,667	(47)
Net cash provided by operating activities	159,207	143,535	159,570
Cash flows from investing activities:
Disposition of hotels, net of cash sold	89,821	45,991	2,028
Improvements and additions to hotels	(41,898)	(55,051)	(32,015)
Net cash provided by (used in) investing activities	47,923	(9,060)	(29,987)
Cash flows from financing activities:
Redemption of preferred shares	—	(125,000)	—
Borrowings under revolving credit facility	55,000	315,000	185,000
Repayments under revolving credit facility	(120,000)	(310,000)	(235,000)
Proceeds from issuance of unsecured term loan	—	225,000	—
Proceeds from issuance of mortgage debt	—	—	150,000
Principal prepayments on mortgage debt	—	—	(122,220)
Scheduled principal payments on mortgage debt	(13,188)	(137,657)	(10,940)
Payment of deferred financing costs	(1,563)	(1,783)	(952)
Payment of dividends to common shareholders	(95,069)	(95,909)	(94,480)
Payment of dividends to preferred shareholders	—	(7,320)	(9,688)
Repurchase of common shares	(4,353)	(1,078)	(3,020)
Net cash used in financing activities	(179,173)	(138,747)	(141,300)
Net increase (decrease) in cash, cash equivalents, and restricted cash	27,957	(4,272)	(11,717)
Cash, cash equivalents, and restricted cash, beginning of period	74,916	79,188	90,905
Cash, cash equivalents, and restricted cash, end of period	$102,873	$74,916	$79,188
Supplemental disclosure of cash flow information:
Cash paid for interest	$32,894	$31,828	$30,620
Cash paid (received) for income taxes	$(170)	$2,927	$1,995
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Description of Business
Chesapeake Lodging Trust (the “Trust”) is a self-advised real estate investment trust (“REIT”) that was organized in the state of Maryland. The Trust is focused on investments primarily in upper-upscale hotels in major business and convention markets and, on a selective basis, premium select-service hotels in urban settings or unique locations in the United States of America (“U.S.”). As of December 31, 2018, the Trust owned 20 hotels with an aggregate of 6,279 rooms in eight states and the District of Columbia.
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
The Trust reviews its hotels for impairment whenever events or changes in circumstances indicate that the carrying values of the hotels may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the hotels due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel’s estimated fair market value is recorded and an impairment loss is recognized. No impairment losses have been recognized related to any hotels for the years ended December 31, 2018, 2017 and 2016.

The Trust classifies a hotel as held for sale in the period in which it has made the decision to dispose of the hotel, a binding agreement to purchase the hotel has been signed under which the buyer has committed a significant amount of nonrefundable cash, and no significant financing contingencies exist which could cause the transaction not to be completed in a timely manner. If these criteria are met, depreciation and amortization of the hotel will cease and an impairment loss will be recognized if the fair value of the hotel, less the costs to sell, is lower than the carrying amount of the hotel. If the sale represents a strategic shift that has (or will have) a major effect on the Trust’s operations and financial results, the Trust will classify the loss, together with the related operating results, as discontinued operations in the consolidated statements of operations and will classify the related assets and liabilities as held for sale in the consolidated balance sheets. As of December 31, 2018 and 2017, the Trust had no assets held for sale or liabilities related to assets held for sale.
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
Fair Value Measurements—The Trust accounts for certain assets and liabilities at fair value. In evaluating the fair value of both financial and non-financial assets and liabilities, U.S. generally accepted accounting principles (“GAAP”) outlines a valuation framework and creates a fair value hierarchy that distinguishes between market assumptions based on market data (observable inputs) and the reporting entity’s own assumptions about market data (unobservable inputs). The three levels of the fair value hierarchy are as follows:

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
Recent Accounting Pronouncements—In May 2014, the Financial Accounting Standards Board (the “FASB”) issued updated accounting guidance for recognition of revenue from contracts with customers. The comprehensive new accounting guidance superseded previous revenue recognition guidance and requires revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The Trust adopted the new accounting guidance on January 1, 2018 and applied it on a modified retrospective basis. Based on the Trust’s completed assessment of this updated accounting guidance, it does not materially affect the amount or timing of revenue recognition for room sales, food and beverage sales, or other hotel departmental revenues because of the short-term, day to day nature of those revenues and the Trust did not recognize any cumulative-effect adjustment as a result of adopting this new accounting guidance. Furthermore, the Trust does not expect the updated accounting guidance to materially impact the recognition of or accounting for disposition of hotels, since the Trust primarily disposes of hotels to third parties in exchange for cash with few contingencies.
In November 2016, the FASB issued updated accounting guidance which requires the consolidated statements of cash flows to explain the change during the period in the total of cash, cash equivalents and restricted cash. Therefore, restricted cash should be included within cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the consolidated statements of cash flows. The Trust adopted the new accounting guidance on January 1, 2018 and applied it on a retrospective basis. The adoption of this guidance changed the presentation of restricted cash in the consolidated statements of cash flows; however, the Trust does not believe that the adoption of this guidance has a material impact on the consolidated financial statements.
In January 2017, the FASB issued updated accounting guidance to clarify the definition of a business. The new accounting guidance adds further guidance that assists entities in evaluating whether a transaction should be accounted for as an acquisition of (or disposal of) an asset or a business. Under the new accounting guidance, when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the integrated set of assets and activities is not a business. The Trust adopted the new accounting guidance on January 1, 2018 and applied it on a prospective basis. The adoption of this guidance would result in the capitalization of hotel acquisition costs to the extent the Trust completes a future acquisition that is determined to be an acquisition of an asset rather than a business, which may have a material impact on its results of operations.
In February 2016, the FASB issued updated accounting guidance which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new accounting guidance requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on whether or not the lease is effectively a financed purchase by the lessee. The classification of the lease will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases. The Trust will adopt the new accounting guidance on January 1, 2019 and apply it based on the optional transition method provided for, which allows entities to recognize a cumulative-effect adjustment to the balance sheet on the adoption date. Upon adoption, the Trust expects to apply the package of practical expedients made available under the new accounting guidance and also make an accounting policy election to not recognize right-of-use assets or lease liabilities for leases with terms of 12 months or less. For its ground lease agreements and corporate office lease agreement, all of which are currently accounted for as operating leases, the Trust will recognize lease liabilities with corresponding right-of-use assets of a similar amount which will have a material impact on its consolidated balance sheet. The Trust is still evaluating the impact that this guidance will have on its consolidated financial statements.
3. Dispositions
On April 14, 2016, the Trust sold the separate, five-room villa building and related land parcel at the Hyatt Centric Santa Barbara for $2.1 million, including sold working capital. Net proceeds from the sale were $2.0 million, which resulted in the recognition of a gain on sale of $0.6 million. On November 8, 2017, the Trust sold the 222-room The Hotel Minneapolis, Autograph Collection for $46.3 million, including sold working capital. Net proceeds from the sale were $46.0 million, which resulted in the recognition of a gain on sale of $6.1 million. On July 26, 2018, the Trust sold the 200-room Hyatt Centric Santa Barbara for $90.1 million, including sold working capital. Net proceeds from the sale were $89.8 million, which resulted in the recognition of a gain on sale of $33.1 million. None of these sales represented a strategic shift that had (or will have) a major effect on the Trust’s operations and financial results, and therefore, did not qualify to be reported as discontinued operations.
4. Property and Equipment
Property and equipment as of December 31, 2018 and 2017 consisted of the following (in thousands):

	December 31,
	2018	2017
Land and land improvements	$286,761	$316,815
Buildings and leasehold improvements	1,620,864	1,628,945
Furniture, fixtures and equipment	235,585	228,492
Construction-in-progress	14,102	6,640
	2,157,312	2,180,892
Less: accumulated depreciation and amortization	(425,158)	(357,675)
Property and equipment, net	$1,732,154	$1,823,217

5. Intangible Assets and Liability
Intangible assets as of December 31, 2018 and 2017 consisted of the following (in thousands):

	December 31,
	2018	2017
Intangible assets:
Air rights contract(1)	$36,105	$36,105
Favorable ground lease(2)	3,568	3,568
	39,673	39,673
Less: accumulated amortization	(4,995)	(4,417)
Intangible assets, net	$34,678	$35,256

(1)
In conjunction with the acquisition of the Hyatt Regency Boston on March 18, 2010, the Trust acquired an air rights contract which expires in September 2079 and that requires no payments through maturity. The Trust recorded the fair value of the air rights contract of $36.1 million as an intangible asset and is amortizing the value over the term of the contract.

(2)
In conjunction with the acquisition of the Hilton Denver City Center on October 3, 2011, the Trust assumed a lease agreement for a land parcel underlying a portion of the hotel with an initial term ending February 2072 that it concluded had below market terms. The Trust recorded a favorable ground lease asset of $3.6 million associated with this lease agreement at the time. The Trust is amortizing the favorable ground lease asset over the life of the lease and including the amortization within indirect hotel operating expenses in the consolidated statements of operations.

In conjunction with the acquisition of the Hilton Denver City Center (formerly the Denver Marriott City Center) on October 3, 2011, the Trust assumed a management agreement with a non-cancelable term ending December 2047. The Trust concluded that the management agreement terms were above market terms and recorded a $14.2 million unfavorable contract liability at the time, which the Trust amortized over the remaining non-cancelable term and included within indirect hotel operating expenses in the consolidated statements of operations. In connection with the change in management at the Hilton Denver City Center on December 1, 2017, the Trust recognized an $11.8 million write-off of unfavorable contract liability, which is also included within indirect hotel operating expenses in the consolidated statement of operations for the year ended December 31, 2017.
6. Long-Term Debt
Long-term debt as of December 31, 2018 and 2017 consisted of the following (in thousands):

		Original Principal Amount		Interest Rate	Principal Amortization Period	December 31,
	Origination		Maturity			2018	2017
Unsecured:
Revolving credit facility(1)	July 2010	n/a	May 2022	Floating	n/a	$—	$65,000
Term loan(2)	April 2017	$225,000	April 2022	Floating	n/a	225,000	225,000
Secured:
Boston Marriott Newton	May 2013	$60,000	June 2020	3.63%	25	51,205	52,941
Le Meridien San Francisco	July 2013	$92,500	August 2020	3.50%	25	79,180	81,875
Hilton Denver City Center(3)	July 2012	$70,000	August 2022	4.90%	30	62,383	63,748
Hilton Checkers Los Angeles	February 2013	$32,000	March 2023	4.11%	30	28,609	29,260
W Chicago – City Center	July 2013	$93,000	August 2023	4.25%	25	80,815	83,320
Hyatt Herald Square New York/Hyatt Place New York Midtown South	July 2014	$90,000	July 2024	4.30%	30	86,397	87,938
Hyatt Regency Boston	June 2016	$150,000	July 2026	4.25%	30	143,471	146,166
						757,060	835,248
Unamortized deferred financing costs						(5,671)	(5,696)
Long-term debt						$751,389	$829,552

(1)
The Trust may exercise an option to extend the maturity by one year, subject to certain customary conditions. As of December 31, 2018, the interest rate in effect was 4.02%. See below for additional information related to the revolving credit facility.

(2)
The term loan bears interest equal to LIBOR plus 1.45% - 2.20% (the spread over LIBOR based on the Trust’s consolidated leverage ratio). Contemporaneous with the closing of the term loan, the Trust entered into an interest rate swap to fix LIBOR at 1.86% for the five-year term (as of December 31, 2018, the effective interest rate on the term loan was 3.31%). Under the terms of this interest rate swap, the Trust pays fixed interest of 1.86% per annum on a notional amount of $225.0 million and receives floating rate interest equal to one-month LIBOR. The effective date of this interest rate swap was April 21, 2017 and it will mature on April 21, 2022.

(3)
The loan has a term of 30 years, but is callable by the lender after 10 years, and the Trust expects the lender to call the loan at that time. The indicated maturity is based on the date the loan is callable by the lender.

Unsecured revolving credit facility and term loan
On March 4, 2015, the Trust entered into an amended and restated credit agreement with a syndicate of banks to (1) convert its revolving credit facility from a secured to an unsecured revolving credit facility, (2) increase the maximum borrowing availability under the revolving credit facility from $250.0 million to $300.0 million, (3) lower the interest rate to LIBOR plus 1.55% - 2.30% (the spread over LIBOR to be based on the Trust’s consolidated leverage ratio), and (4) extend the maturity date to March 2019. On May 31, 2018, the Trust further amended the credit agreement to (1) extend the maturity date to May 2022 and (2) lower the interest rate to LIBOR plus 1.45% - 2.20% (the spread over LIBOR continues to be based on the Trust’s consolidated leverage ratio). The amended credit agreement provides for the possibility of further future increases, up to a maximum of $450.0 million, in accordance with the terms of the amended credit agreement. The amended credit agreement also provides for an extension of the maturity date by one year, subject to satisfaction of certain customary conditions.
On April 21, 2017, the Trust obtained a $225.0 million five-year, unsecured term loan from a syndicate of banks. The term loan provides for the possibility of future increases, up to a maximum amount borrowed of $375.0 million, in accordance with the terms of the term loan agreement.
The amount that the Trust can borrow in the aggregate under the revolving credit facility and the term loan is based on the value of the Trust’s hotels included in the borrowing base, as defined in the amended credit agreement and the term loan agreement. As of December 31, 2018, the borrowing base included 11 of the Trust’s hotels providing borrowing availability of $300.0 million under the revolving credit facility, all of which remained available. The amended credit agreement and the term loan agreement contain financial covenants, including a leverage ratio and a minimum tangible net worth requirement, and additional financial covenants typically found in similar unsecured revolving credit facilities and term loans, including a consolidated secured debt ratio, an unsecured leverage ratio and an unsecured debt service coverage ratio.
Other
Certain of the Trust’s mortgage loan agreements contain standard financial covenants relating to coverage ratios and standard provisions that require loan servicers to maintain escrow accounts for certain items, including real estate taxes, property insurance premiums, and normal replacements of FF&E.
As of December 31, 2018, the Trust was in compliance with all financial covenants under its borrowing arrangements. As of December 31, 2018, the Trust’s weighted-average interest rate on its long-term debt was 3.91%. Future scheduled principal payments of debt obligations (assuming no exercise of extension options) as of December 31, 2018 are as follows (in thousands):

Year	Amounts
2019	$13,742
2020	135,326
2021	9,984
2022	291,635
2023	100,623
Thereafter	205,750
$757,060
7. Indirect Expenses
Indirect hotel operating expenses for the years ended December 31, 2018, 2017 and 2016 consisted of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
Administrative and general	$51,309	$51,436	$52,509
Advertising and sales	43,420	43,017	43,457
Repairs and maintenance	21,132	20,956	20,905
Utilities	15,055	15,601	15,695
Franchise fees	9,837	10,141	10,212
Management fees(1)	21,149	7,975	24,460
Property and other taxes	33,500	32,922	29,456
Insurance, leases and other	12,055	12,164	12,062
Indirect hotel operating expenses	$207,457	$194,212	$208,756
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

8. Earnings Per Share
The following is a reconciliation of the amounts used in calculating basic and diluted earnings per share (in thousands, except share and per share data):

	Year Ended December 31,
	2018	2017	2016
Numerator:
Net income available to common shareholders	$96,966	$66,542	$67,018
Less: Dividends declared on unvested time-based awards	(474)	(494)	(561)
Less: Undistributed earnings allocated to unvested time-based awards	(9)	—	—
Net income available to common shareholders, excluding amounts attributable to unvested time-based awards	$96,483	$66,048	$66,457

Denominator:
Weighted-average number of common shares outstanding–basic	59,138,676	59,029,490	58,717,647
Effect of dilutive unvested performance-based awards	252,163	225,754	—
Weighted-average number of common shares outstanding–diluted	59,390,839	59,255,244	58,717,647

Net income available per common share:
Basic	$1.63	$1.12	$1.13
Diluted	$1.62	$1.11	$1.13
For the years ended December 31, 2018, 2017 and 2016, 361,583, 207,121 and 460,269 unvested performance-based awards, respectively, were excluded from diluted weighted-average common shares outstanding as the awards had not achieved the specific levels of relative total shareholder return required for vesting at each period end.
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
For the years ended December 31, 2018, 2017 and 2016, the Trust issued 4,265, 3,327 and 3,467 unrestricted common shares, respectively, and 495,579, 481,068 and 448,146 restricted common shares, respectively, to its trustees and employees. For the years ended December 31, 2018, 2017 and 2016, the Trust repurchased 173,811, 40,919 and 117,129 common shares, respectively, from employees to satisfy the minimum statutory tax withholding requirements related to the vesting of their previously granted restricted common shares. As of December 31, 2018, the Trust had 60,263,670 common shares outstanding.
For the years ended December 31, 2018, 2017 and 2016, the Trust’s board of trustees declared dividends per common share as follows:

	Year Ended December 31,
	2018	2017	2016
First Quarter	$0.40	$0.40	$0.40
Second Quarter	0.40	0.40	0.40
Third Quarter	0.40	0.40	0.40
Fourth Quarter	0.40	0.40	0.40
	$1.60	$1.60	$1.60
Preferred Shares—The Trust is authorized to issue up to 100,000,000 preferred shares, $.01 par value per share. The Trust’s board of trustees is required to set for each class or series of preferred shares the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption. On July 17, 2017, the Trust redeemed all 5,000,000 shares of its issued and outstanding 7.75% Series A Cumulative Redeemable Preferred Shares at a redemption amount of $25.00 per share, plus accrued and unpaid dividends. No preferred shares were outstanding as of December 31, 2018.

For the years ended December 31, 2017 and 2016, the Trust’s board of trustees declared dividends per preferred share as follows:

	Year Ended December 31,
	2017	2016
First Quarter	$0.484375	$0.484375
Second Quarter	0.484375	0.484375
Third Quarter	0.010764	0.484375
Fourth Quarter	—	0.484375
	$0.979514	$1.937500
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
In June 2018, the Trust’s common shareholders approved an amendment to the Plan to, among other things, increase the number of shares available for issuance under the Plan by 1,250,000 shares and extend the term of the Plan to June 2028. Shares that are issued under the Plan to any person pursuant to an award are counted against the aggregate number of shares available for issuance under the Plan as one share for every one share granted. If any shares covered by an award are not purchased or are forfeited, if an award is settled in cash, or if an award otherwise terminates without delivery of any shares, then the number of common shares counted against the aggregate number of shares available under the Plan with respect to the award will, to the extent of any such forfeiture or termination, again be available for making awards under the Plan. As of December 31, 2018, subject to increases that may result in the case of any future forfeiture or termination of currently outstanding awards, 1,582,954 common shares were reserved and available for future issuances under the Plan.
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
For the year ended December 31, 2016, the Trust granted 448,146 restricted common shares to certain employees and trustees, of which 162,229 shares were time-based awards and 285,917 shares were performance-based awards (the “2016 Performance-Based Awards”). The time-based awards are generally eligible to vest at the annual rate of one-third of the number of restricted shares granted commencing on the first anniversary of their issuance. The 2016 Performance-Based Awards were eligible to vest at December 31, 2018. Dividends on the 2016 Performance-Based Awards were not paid unless the related shares vested. The fair value of the 2016 Performance-Based Awards was $10.54 per share and was determined using a Monte Carlo simulation with the following assumptions: volatility of 21.04%; an expected term equal to the requisite service period for the awards; and a risk-free interest rate of 1.38%. At December 31, 2018, based on the Trust’s total shareholder return (“TSR”), as defined in the restricted share agreements, measured over the three-year performance period ended December 31, 2018, relative to the total return generated by the SNL US Hotel REIT Index prepared by SNL Financial LC (the “Index”), 285,917 shares vested and no shares were forfeited under the 2016 Performance-Based Awards.
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

For the year ended December 31, 2018, the Trust granted 495,579 restricted common shares to certain employees and trustees, of which 133,726 shares were time-based awards and 361,853 shares were performance-based awards (the “2018 Performance-Based Awards”). The time-based awards are generally eligible to vest at the annual rate of one-third of the number of restricted shares granted commencing on the first anniversary of their issuance. The 2018 Performance-Based Awards are eligible to vest at December 31, 2020. The actual number of shares under the 2018 Performance-Based Awards that vest will be based on the Trust’s TSR, measured over the three-year performance period ending December 31, 2020, relative to the total return generated by a market-cap weighted index that includes eight lodging REITs (the “2018 Performance Peer Group”). Dividends on the 2018 Performance-Based Awards accrue, but are not paid unless the related shares vest. The fair value of the 2018 Performance-Based Awards was $10.82 per share and was determined using a Monte Carlo simulation with the following assumptions: volatility of 24.09%; an expected term equal to the requisite service period for the awards; and a risk-free interest rate of 2.00%.
The payout schedule for the 2017 Performance-Based Awards and the 2018 Performance-Based Awards is as follows, with linear interpolation for performance between 67% and 100%, and between 100% and 133% of the 2017 Performance Peer Group and the 2018 Performance Peer Group, respectively:

Trust TSR as % of 2017 Performance Peer Group or 2018 Performance Peer Group Total Return	Payout (% of Maximum)
<67%	0%
67%	25%
100%	50%
≥133%	100%
If the Trust’s TSR is negative for a performance period, no shares under the 2017 Performance-Based Awards and the 2018 Performance-Based Awards will vest. If the Trust’s TSR is positive for a performance period and the total return of the 2017 Performance Peer Group or the 2018 Performance Peer Group is negative, as the case may be, 100% of the shares subject to vesting under the 2017 Performance-Based Awards and the 2018 Performance-Based Awards will vest.
As of December 31, 2018, there was approximately $7.5 million of unrecognized share-based compensation expense related to restricted common shares. The unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1.7 years.
The following is a summary of the Trust’s restricted common share activity for the years ended December 31, 2018, 2017 and 2016:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Restricted common shares as of December 31, 2015	1,057,270	$17.40
Granted	448,146	$15.58
Vested	(407,390)	$17.66
Forfeited	(322,042)	$11.39
Restricted common shares as of December 31, 2016	775,984	$18.71
Granted	481,068	$15.89
Vested	(187,185)	$26.21
Forfeited	(174,352)	$17.13
Restricted common shares as of December 31, 2017	895,515	$15.93
Granted	495,579	$15.45
Vested	(434,214)	$16.47
Forfeited	(3,451)	$27.04
Restricted common shares as of December 31, 2018	953,429	$15.39

11. Fair Value Measurements and Derivative Instrument
The following table sets forth the Trust’s financial assets and liabilities measured at fair value by level within the fair value hierarchy (in thousands). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Interest rate swap (included within prepaid expenses and other assets)	$4,261	$—	$4,261	$—
	$4,261	$—	$4,261	$—
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
The Trust’s financial instruments in addition to those disclosed in the table above include cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, and long-term debt. The carrying values reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses approximate fair value. The Trust estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument using estimated market rates of debt instruments with similar maturities and credit profiles. These inputs are classified as Level 3 within the fair value hierarchy. As of December 31, 2018, the carrying value reported in the consolidated balance sheet for the Trust’s long-term debt approximated its fair value.
12. Income Taxes
The components of income tax expense for the years ended December 31, 2018, 2017 and 2016 are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current:
Federal	$558	$1,454	$1,472
State	334	1,074	274
	892	2,528	1,746
Deferred:
Federal	160	654	220
State	43	(93)	33
	203	561	253
Income tax expense	$1,095	$3,089	$1,999
A reconciliation of the statutory federal income tax expense to the Trust’s income tax expense is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Statutory federal income tax expense	$20,593	$26,970	$26,760
Effect of non-taxable REIT income	(19,827)	(21,496)	(24,902)
Write-off of unfavorable contract liability	—	(4,017)	—
Tax Cuts and Jobs Act income tax adjustment	—	1,057	—
State income tax expense, net of federal taxes	309	648	206
Other	20	(73)	(65)
Income tax expense	$1,095	$3,089	$1,999

The tax effect of each type of temporary difference and carryforward that gives rise to the deferred tax assets and liabilities as of December 31, 2018 and 2017 are as follows (in thousands):

	December 31,
	2018	2017
Deferred tax asset:
Deferred income–key money	$1,758	$1,858
Net operating loss carryforwards	77	133
Employee-related compensation	184	255
	2,019	2,246
Deferred tax liability:
Other	6	30
	6	30
Net deferred tax asset	$2,013	$2,216
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Cuts and Jobs Act”) was enacted. The Tax Cuts and Jobs Act included numerous changes to existing U.S. tax law, including lowering the statutory U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018. As a result of the reduction of U.S. federal corporate income tax rates, the Trust decreased the value of its deferred tax assets and liabilities during the year ended December 31, 2017.
As of December 31, 2018, the Trust had a net deferred tax asset of $2.0 million, of which $0.1 million related to net operating loss carryforwards. These net operating loss carryforwards will begin to expire in 2031 if not utilized by then. The Trust believes that it is more likely than not that its TRSs will generate sufficient taxable income to realize in full this deferred tax asset. Accordingly, no valuation allowance has been recorded as of December 31, 2018.
As of December 31, 2018, the tax years that remain subject to examination by major tax jurisdictions generally include 2015 through 2018.
13. Quarterly Operating Results (unaudited)

	Quarter Ended - 2018
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Total revenue	$135,025	$163,285	$156,353	$142,509
Total operating expenses	122,002	127,970	127,070	121,337
Net income	6,549	23,810	53,379	13,228
Net income available to common shareholders, excluding amounts attributable to unvested time-based awards(1)	6,428	23,691	53,114	13,112
Net income available per common share:(2)
Basic	0.11	0.40	0.90	0.22
Diluted	0.11	0.40	0.89	0.22

	Quarter Ended - 2017
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Total revenue	$134,874	$162,461	$158,277	$142,655
Total operating expenses	122,584	129,222	128,714	110,586
Net income	8,019	21,661	18,953	27,602
Net income available to common shareholders, excluding amounts attributable to unvested time-based awards(1)	5,473	19,116	13,980	27,459
Net income available per common share:(2)
Basic	0.09	0.32	0.24	0.47
Diluted	0.09	0.32	0.24	0.46

(1)	The sum of amounts for the four quarters may differ from the annual amount due to the required method of computing the two-class method in the respective periods.

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
Franchise Agreements—As of December 31, 2018, 10 of the Trust’s hotels operated pursuant to franchise agreements with hotel brand companies and 10 hotels operated pursuant to management agreements with hotel brand companies that allowed them to operate under their respective brands. Under the 10 franchise agreements, the Trust generally pays a royalty fee ranging from 3% to 6% of room revenues and up to 3% of food and beverage revenues, plus additional fees for marketing, central reservation systems, and other franchisor costs that amount to between 1% and 5% of room revenues.
Ground Lease Agreements—The Trust leases the land underlying the Hyatt Regency Mission Bay Spa and Marina pursuant to a lease agreement, which has an initial term ending January 2056. Rent due under the lease agreement is the greater of base rent or percentage rent. Base rent resets every three years over the remaining term of the lease equal to 75% of the average of the actual rent paid over the two years preceding the base rent reset year. As of December 31, 2018, base rent was $2.3 million per year. Base rent reset on February 1, 2019 to $2.7 million per year and the next base rent reset will occur in 2022. Annual percentage rent is calculated based on various percentages of the hotel’s various sources of revenue, including room, food and beverage, and marina rentals, earned during the period. For the years ended December 31, 2018, 2017 and 2016, percentage rent was $3.7 million, $3.5 million, and $3.5 million, respectively.
The Trust also leases the land underlying the JW Marriott San Francisco Union Square pursuant to a lease agreement, which has a term ending January 2083. Rent due under the lease agreement is the greater of base rent or percentage rent. Base rent resets every five years over the remaining term of the lease based on the level of inflation, as defined in the agreement, over the preceding five years, but in no event resulting in an increase of more than 125% of the base rent in effect immediately prior to the reset year (nor subject to any decrease). As of December 31, 2018, base rent was $1.7 million per year. Base rent reset on January 1, 2019 to $2.0 million per year and the next base rent reset will occur in 2024. In January 2034, base rent will reset to 10% of the fair market value of the underlying land as determined by a valuation performed by an independent third party, if such reset results in an increase over the base rent in effect immediately prior to the reset year. Annual percentage rent is calculated based on various percentages of the hotel’s various sources of revenue, including room and food and beverage, earned during the period. For the years ended December 31, 2018, 2017 and 2016, percentage rent was $2.7 million, $2.2 million, and $2.5 million, respectively.
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

CHESAPEAKE LODGING TRUST
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2018
(in thousands)

Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent to Acquisition	Gross Amount at End of Year			Accumulated Depreciation	Year of Acquisition	Depreciation Life
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Hyatt Regency Boston Boston, Massachusetts	$143,471	$—	$71,462	$12,314	$75	$83,701	$83,776	$19,798	2010	40 years
Hilton Checkers Los Angeles Los Angeles, California	28,609	9,010	32,710	2,699	9,036	35,383	44,419	7,919	2010	40 years
Boston Marriott Newton Newton, Massachusetts	51,205	11,800	56,450	10,476	12,053	66,673	78,726	13,334	2010	40 years
Le Meridien San Francisco San Francisco, California	79,180	28,737	100,734	5,997	28,786	106,682	135,468	22,183	2010	40 years
Homewood Suites Seattle Convention Center Seattle, Washington	—	6,266	44,004	2,143	6,267	46,146	52,413	8,864	2011	40 years
W Chicago – City Center Chicago, Illinois	80,815	29,800	93,464	11,476	29,812	104,928	134,740	20,844	2011	40 years
Hotel Indigo San Diego Gaslamp Quarter San Diego, California	—	8,300	43,000	1,049	8,308	44,041	52,349	8,388	2011	40 years
Courtyard Washington Capitol Hill/Navy Yard Washington, DC	—	9,661	57,930	1,705	9,661	59,635	69,296	11,413	2011	40 years
Hotel Adagio San Francisco, Autograph Collection San Francisco, California	—	7,900	33,973	7,415	7,987	41,301	49,288	8,803	2011	40 years
Hilton Denver City Center Denver, Colorado	62,383	3,500	118,209	16,006	4,076	133,639	137,715	24,055	2011	40 years
Hyatt Herald Square New York New York, New York	(1)	14,350	36,325	6,658	14,423	42,910	57,333	8,162	2011	40 years
W Chicago – Lakeshore Chicago, Illinois	—	40,000	80,800	27,875	40,170	108,505	148,675	21,418	2012	40 years
Hyatt Regency Mission Bay Spa and Marina San Diego, California	—	—	57,633	9,510	—	67,143	67,143	10,268	2012	40 years
Hyatt Place New York Midtown South New York, New York	(1)	18,470	55,002	501	18,482	55,491	73,973	8,098	2013	40 years
W New Orleans – French Quarter New Orleans, Louisiana	—	4,092	19,468	561	4,102	20,019	24,121	2,875	2013	40 years
Le Meridien New Orleans New Orleans, Louisiana	—	4,700	54,875	18,435	4,709	73,301	78,010	12,407	2013	40 years
Hyatt Centric Fisherman’s Wharf San Francisco, California	—	24,200	74,400	5,406	24,223	79,783	104,006	11,648	2013	40 years
JW Marriott San Francisco Union Square San Francisco, California	—	—	139,150	13,323	—	152,473	152,473	15,704	2014	40 years
Royal Palm South Beach Miami, a Tribute Portfolio Resort Miami Beach, Florida	—	40,100	222,230	3,944	40,221	226,053	266,274	21,765	2015	40 years
Ace Hotel and Theater Downtown Los Angeles Los Angeles, California	—	24,362	72,268	551	24,370	72,811	97,181	6,669	2015	40 years
Totals	$532,060	$285,248	$1,464,087	$158,044	$286,761	$1,620,618	$1,907,379	$264,615

(1)	This hotel secures a mortgage loan issued in July 2014, which had an outstanding principal balance of $86,397 as of December 31, 2018.

Notes:

(a)    The change in total cost of real estate assets for the years ended December 31, 2018, 2017 and 2016 is as follows:

Balance as of December 31, 2015	$1,947,502
Capital expenditures and transfers from construction-in-progress	7,034
Disposition	(1,390)
Balance as of December 31, 2016	1,953,146
Capital expenditures and transfers from construction-in-progress	35,336
Disposition	(42,968)
Balance as of December 31, 2017	1,945,514
Capital expenditures and transfers from construction-in-progress	19,460
Disposition	(57,595)
Balance as of December 31, 2018	$1,907,379
(b)    The change in accumulated depreciation and amortization of real estate assets for the years ended December 31, 2018, 2017 and 2016 is as follows:

Balance as of December 31, 2015	$134,711
Depreciation and amortization	45,199
Disposition	(42)
Balance as of December 31, 2016	179,868
Depreciation and amortization	46,235
Disposition	(5,015)
Balance as of December 31, 2017	221,088
Depreciation and amortization	47,095
Disposition	(3,568)
Balance as of December 31, 2018	$264,615
(c)     The aggregate cost of real estate assets for federal income tax purposes is approximately $1,789 million as of December 31, 2018.