Form 10-Q
period 2019-03-31
Chesapeake Lodging Trust
filed 2019-05-08
CIK 1473078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________
FORM 10-Q
________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange On Which Registered
Common Shares of Beneficial Interest, $.01 par value	CHSP	New York Stock Exchange
As of May 3, 2019, there were 60,765,796 shares of the registrant’s common shares issued and outstanding.

CHESAPEAKE LODGING TRUST

PART I

Item 1.	Financial Statements

CHESAPEAKE LODGING TRUST
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Property and equipment, net	$1,722,748	$1,732,154
Operating lease right-of-use assets, net	74,883	—
Intangible assets, net	31,408	34,678
Cash and cash equivalents	46,101	71,259
Restricted cash	34,244	31,614
Accounts receivable, net of allowance for doubtful accounts of $93 and $83, respectively	24,366	18,360
Prepaid expenses and other assets	21,821	21,012
Total assets	$1,955,571	$1,909,077

LIABILITIES AND SHAREHOLDERS’ EQUITY
Long-term debt	$748,562	$751,389
Operating lease liabilities	71,937	—
Accounts payable and accrued expenses	67,582	72,555
Other liabilities	30,912	31,155
Total liabilities	918,993	855,099
Commitments and contingencies (Note 12)
Preferred shares, $.01 par value; 100,000,000 shares authorized; no shares issued and outstanding, respectively	—	—
Common shares, $.01 par value; 400,000,000 shares authorized; 60,765,796 shares and 60,263,670 shares issued and outstanding, respectively	608	603
Additional paid-in capital	1,194,220	1,193,455
Cumulative dividends in excess of net income	(160,396)	(144,341)
Accumulated other comprehensive income	2,146	4,261
Total shareholders’ equity	1,036,578	1,053,978
Total liabilities and shareholders’ equity	$1,955,571	$1,909,077
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2019	2018
REVENUE
Rooms	$99,082	$100,613
Food and beverage	27,465	27,633
Other	7,190	6,779
Total revenue	133,737	135,025
EXPENSES
Hotel operating expenses:
Rooms	24,850	25,286
Food and beverage	20,459	21,059
Other direct	1,087	1,148
Indirect	50,150	49,793
Total hotel operating expenses	96,546	97,286
Depreciation and amortization	18,637	19,208
Air rights contract amortization	130	130
Corporate general and administrative	4,869	5,378
Total operating expenses	120,182	122,002

Interest income	256	—
Interest expense	(8,000)	(8,844)
Income before income taxes	5,811	4,179
Income tax benefit	2,440	2,370
Net income	$8,251	$6,549

Net income available per common share—basic and diluted	$0.14	$0.11
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Net income	$8,251	$6,549
Other comprehensive income (loss):
Unrealized gains (losses) on cash flow hedge instruments	(1,755)	3,334
Reclassification of unrealized losses (gains) on cash flow hedge instruments to interest expense	(360)	148
Comprehensive income	$6,136	$10,031
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Three Months Ended March 31, 2019
	Common Shares		Additional Paid-In Capital	Cumulative Dividends in Excess of Net Income	Accumulated Other Comprehensive Income
	Shares	Amount				Total
Balances at December 31, 2018	60,263,670	$603	$1,193,455	$(144,341)	$4,261	$1,053,978
Repurchase of common shares	(47,653)	—	(1,163)	—	—	(1,163)
Issuance of restricted common shares	548,419	5	(5)	—	—	—
Issuance of unrestricted common shares	1,360	—	38	—	—	38
Amortization of deferred compensation	—	—	1,895	—	—	1,895
Declaration of dividends on common shares	—	—	—	(24,306)	—	(24,306)
Net income	—	—	—	8,251	—	8,251
Other comprehensive loss	—	—	—	—	(2,115)	(2,115)
Balances at March 31, 2019	60,765,796	$608	$1,194,220	$(160,396)	$2,146	$1,036,578

	Three Months Ended March 31, 2018
	Common Shares		Additional Paid-In Capital	Cumulative Dividends in Excess of Net Income	Accumulated Other Comprehensive Income
	Shares	Amount				Total
Balances at December 31, 2017	59,941,088	$599	$1,190,250	$(144,734)	$2,313	$1,048,428
Repurchase of common shares	(42,137)	—	(1,146)	—	—	(1,146)
Issuance of restricted common shares	481,449	5	(5)	—	—	—
Issuance of unrestricted common shares	764	—	21	—	—	21
Amortization of deferred compensation	—	—	1,927	—	—	1,927
Declaration of dividends on common shares	—	—	—	(24,152)	—	(24,152)
Net income	—	—	—	6,549	—	6,549
Other comprehensive income	—	—	—	—	3,482	3,482
Balances at March 31, 2018	60,381,164	$604	$1,191,047	$(162,337)	$5,795	$1,035,109
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$8,251	$6,549
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,637	19,208
Air rights contract amortization	130	130
Deferred financing costs amortization	368	424
Share-based compensation	1,933	1,948
Other	(71)	(75)
Changes in assets and liabilities:
Accounts receivable, net	(6,006)	(4,596)
Prepaid expenses and other assets	(2,937)	(3,310)
Accounts payable and accrued expenses	(4,416)	208
Other liabilities	—	(88)
Net cash provided by operating activities	15,889	20,398
Cash flows from investing activities:
Improvements and additions to hotels	(8,961)	(10,165)
Net cash used in investing activities	(8,961)	(10,165)
Cash flows from financing activities:
Borrowings under revolving credit facility	5,000	20,000
Repayments under revolving credit facility	(5,000)	(15,000)
Scheduled principal payments on mortgage debt	(3,195)	(3,292)
Payment of dividends to common shareholders	(25,098)	(23,741)
Repurchase of common shares	(1,163)	(1,146)
Net cash used in financing activities	(29,456)	(23,179)
Net decrease in cash, cash equivalents, and restricted cash	(22,528)	(12,946)
Cash, cash equivalents, and restricted cash, beginning of period	102,873	74,916
Cash, cash equivalents, and restricted cash, end of period	$80,345	$61,970
Supplemental disclosure of cash flow information:
Cash paid for interest	$7,067	$8,356
Cash paid for income taxes	$—	$84
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Organization and Description of Business
Chesapeake Lodging Trust (the “Trust”) is a self-advised real estate investment trust (“REIT”) that was organized in the state of Maryland. The Trust is focused on investments primarily in upper-upscale hotels in major business and convention markets and, on a selective basis, premium select-service hotels in urban settings or unique locations in the United States of America (“U.S.”). As of March 31, 2019, the Trust owned 20 hotels with an aggregate of 6,288 rooms in eight states and the District of Columbia.
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
2. Summary of Significant Accounting Policies
Basis of Presentation—The interim consolidated financial statements presented herein include all of the accounts of the Trust and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.
The information in these interim consolidated financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal, recurring nature unless disclosed otherwise. These interim consolidated financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission (“SEC”) and do not include all of the information and disclosures required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Trust’s Form 10-K for the year ended December 31, 2018.
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
Intangible assets and liabilities are recorded on non-market contracts, including air rights, management, and franchise agreements, assumed as part of the acquisition of certain hotels. Above-market and below-market contract values are based on the present value of the difference between contractual amounts to be paid pursuant to the contracts assumed and the Trust’s estimate of the fair market contract rates for corresponding contracts measured over a period equal to the remaining non-cancelable term of the contracts assumed. No value is allocated to market contracts. Intangible assets and liabilities are amortized using the straight-line method over the remaining non-cancelable term of the related contracts.
The Trust reviews its hotels for impairment whenever events or changes in circumstances indicate that the carrying values of the hotels may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the hotels due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel’s estimated fair market value is recorded and an impairment loss is recognized. No impairment losses have been recognized related to any hotels for the three months ended March 31, 2019 and 2018.
The Trust classifies a hotel as held for sale in the period in which it has made the decision to dispose of the hotel, a binding agreement to purchase the hotel has been signed under which the buyer has committed a significant amount of nonrefundable cash, and no significant financing contingencies exist which could cause the transaction not to be completed in a timely manner. If these criteria are met, depreciation and amortization of the hotel will cease and an impairment loss will be recognized if the fair value of the hotel, less the costs to sell, is lower than the carrying amount of the hotel. If the sale represents a strategic shift that has (or will have) a major effect on the Trust’s operations and financial results, the Trust will classify the loss, together with the related operating results, as discontinued operations in the consolidated statements of operations and will classify the related assets and liabilities as held for sale in the consolidated balance sheets. As of March 31, 2019 and December 31, 2018, the Trust had no assets held for sale or liabilities related to assets held for sale.
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

Recent Accounting Pronouncements—In February 2016, the Financial Accounting Standards Board (the “FASB”) issued updated accounting guidance which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new accounting guidance requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on whether or not the lease is effectively a financed purchase by the lessee. The classification of the lease will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases.
The Trust adopted the new accounting guidance on January 1, 2019 and applied it based on the optional transition method provided for, which allows entities to recognize a cumulative-effect adjustment to the balance sheet on the adoption date. The Trust applied certain practical expedients made available under the new accounting guidance under which the Trust was not required to reassess at the adoption date (1) whether any expired or existing contracts were or contained leases, (2) the lease classification for existing leases, (3) initial direct costs for any existing leases, and (4) whether any existing or expired land easements that were not previously accounted for as leases under the previous accounting guidance are or contain leases under the new accounting guidance. The Trust also made an accounting policy election to not recognize right-of-use assets or lease liabilities for leases with terms of 12 months or less. For its ground lease agreements and corporate office lease agreement, all of which were previously accounted for as operating leases, the Trust recognized on its consolidated balance sheet on January 1, 2019 operating lease liabilities of $72.1 million and operating lease right-of-use assets of $75.0 million, of which $3.1 million was reclassified from intangible assets related to a previously recognized favorable ground lease asset and $0.2 million was reclassified from other liabilities related to a deferred rent liability associated with the Trust’s corporate office lease agreement. See Note 4, “Leases,” for additional disclosures related to the adoption of this new accounting guidance.
3. Property and Equipment
Property and equipment as of March 31, 2019 and December 31, 2018 consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Land and land improvements	$286,762	$286,761
Buildings and leasehold improvements	1,626,724	1,620,864
Furniture, fixtures and equipment	190,258	235,585
Construction-in-progress	10,419	14,102
	2,114,163	2,157,312
Less: accumulated depreciation and amortization	(391,415)	(425,158)
Property and equipment, net	$1,722,748	$1,732,154
4. Leases
The Trust leases (1) the land, or a portion of the land, under three of its hotels (the Hyatt Regency Mission Bay Spa and Marina, the JW Marriott San Francisco Union Square and the Hilton Denver City Center), (2) its corporate office space and (3) various operating equipment at its hotels (e.g., copiers, postage meters, etc.). All of the Trust’s leases are considered operating leases and the Trust’s leases associated with various operating equipment were determined to be insignificant or short-term. See Note 12, “Commitments and Contingencies,” for additional information relating to the Trust’s ground lease agreements.
For its ground lease agreements and corporate office lease agreement, the Trust recognized on its consolidated balance sheet on January 1, 2019 operating lease liabilities of $72.1 million and operating lease right-of-use assets of $75.0 million, of which $3.1 million was reclassified from intangible assets related to a previously recognized favorable ground lease asset and $0.2 million was reclassified from other liabilities related to a deferred rent liability associated with its corporate office lease agreement. The Trust used its incremental borrowing rate as the discount rate to measure the operating lease liabilities and the weighted-average discount rate used was 5.73%.

As of March 31, 2019, the weighted-average remaining operating lease term was 49.4 years and the maturities of the operating lease liabilities, due in each of the next five years and thereafter, were (in thousands):

March 31, 2019
2019	$3,520
2020	4,699
2021	4,713
2022	4,566
2023	4,406
Thereafter	198,284
Total minimum lease payments	220,188
Imputed interest	(148,251)
Operating lease liabilities	$71,937
The Trust incurred total lease expense, which is primarily included within indirect hotel operating expenses in the interim consolidated statement of operations, for the three months ended March 31, 2019 of $1.8 million, of which $1.2 million was operating lease expense, $0.5 million was variable lease expense, and $0.1 million was short-term lease expense.
5. Intangible Assets
Intangible assets as of March 31, 2019 and December 31, 2018 consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Air rights contract(1)	$36,105	$36,105
Favorable ground lease(2)	—	3,568
	36,105	39,673
Less: accumulated amortization	(4,697)	(4,995)
Intangible assets, net	$31,408	$34,678

(1)
In conjunction with the acquisition of the Hyatt Regency Boston on March 18, 2010, the Trust acquired an air rights contract which expires in September 2079 and that requires no payments through maturity. The Trust recorded the fair value of the air rights contract of $36.1 million as an intangible asset and is amortizing the value over the term of the contract.

(2)
In conjunction with the acquisition of the Hilton Denver City Center on October 3, 2011, the Trust assumed a lease agreement for a land parcel underlying a portion of the hotel with an initial term ending February 2072 that it concluded had below market terms. The Trust recorded a favorable ground lease asset of $3.6 million associated with this lease agreement at the time. On January 1, 2019, the Trust reclassified the unamortized balance of this favorable ground lease asset to an operating lease right-of-use asset associated with this lease agreement upon the adoption of the new accounting guidance with respect to leases.

6. Long-Term Debt
Long-term debt as of March 31, 2019 and December 31, 2018 consisted of the following (in thousands):

	Origination	Original Principal Amount		Interest Rate	Principal Amortization Period	March 31,	December 31,
			Maturity			2019	2018
Unsecured:
Revolving credit facility(1)	July 2010	n/a	May 2022	Floating	n/a	$—	$—
Term loan(2)	April 2017	$225,000	April 2022	Floating	n/a	225,000	225,000
Secured:
Boston Marriott Newton	May 2013	$60,000	June 2020	3.63%	25	50,755	51,205
Le Meridien San Francisco	July 2013	$92,500	August 2020	3.50%	25	78,481	79,180
Hilton Denver City Center(3)	July 2012	$70,000	August 2022	4.90%	30	62,032	62,383
Hilton Checkers Los Angeles	February 2013	$32,000	March 2023	4.11%	30	28,438	28,609
W Chicago – City Center	July 2013	$93,000	August 2023	4.25%	25	80,160	80,815
Hyatt Herald Square New York/Hyatt Place New York Midtown South	July 2014	$90,000	July 2024	4.30%	30	85,988	86,397
Hyatt Regency Boston	June 2016	$150,000	July 2026	4.25%	30	143,011	143,471
						753,865	757,060
Unamortized deferred financing costs						(5,303)	(5,671)
Long-term debt						$748,562	$751,389

(1)
The Trust may exercise an option to extend the maturity by one year, subject to certain customary conditions. As of March 31, 2019, the interest rate in effect was 4.00%. See below for additional information related to the revolving credit facility.

(2)
The term loan bears interest equal to LIBOR plus 1.45% - 2.20% (the spread over LIBOR based on the Trust’s consolidated leverage ratio). Contemporaneous with the closing of the term loan, the Trust entered into an interest rate swap to fix LIBOR at 1.86% for the five-year term (as of March 31, 2019, the effective interest rate on the term loan was 3.31%). Under the terms of this interest rate swap, the Trust pays fixed interest of 1.86% per annum on a notional amount of $225.0 million and receives floating rate interest equal to one-month LIBOR. The effective date of this interest rate swap was April 21, 2017 and it will mature on April 21, 2022.

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
The amount that the Trust can borrow in the aggregate under the revolving credit facility and the term loan is based on the value of the Trust’s hotels included in the borrowing base, as defined in the amended credit agreement and the term loan agreement. As of March 31, 2019, the borrowing base included 11 of the Trust’s hotels providing borrowing availability of $300.0 million under the revolving credit facility, all of which remained available. The amended credit agreement and the term loan agreement contain financial covenants, including a leverage ratio and a minimum tangible net worth requirement, and additional financial covenants typically found in similar unsecured revolving credit facilities and term loans, including a consolidated secured debt ratio, an unsecured leverage ratio and an unsecured debt service coverage ratio.
Other
Certain of the Trust’s mortgage loan agreements contain standard financial covenants relating to coverage ratios and standard provisions that require loan servicers to maintain escrow accounts for certain items, including real estate taxes, property insurance premiums, and normal replacements of FF&E.
As of March 31, 2019, the Trust was in compliance with all financial covenants under its borrowing arrangements. As of March 31, 2019, the Trust’s weighted-average interest rate on its long-term debt was 3.90%. Future scheduled principal payments of debt obligations (assuming no exercise of extension options) as of March 31, 2019 are as follows (in thousands):

Year	Amounts
2019	$10,547
2020	135,326
2021	9,984
2022	291,635
2023	100,623
Thereafter	205,750
$753,865

7. Indirect Expenses
Indirect hotel operating expenses for the three months ended March 31, 2019 and 2018 consisted of the following (in thousands):

	Three Months Ended March 31,
	2019	2018
Administrative and general	$12,889	$12,287
Advertising and sales	10,156	10,281
Repairs and maintenance	5,192	5,344
Utilities	3,584	3,648
Franchise fees	2,119	2,289
Management fees	4,995	4,619
Property and other taxes	8,288	8,227
Insurance, leases and other	2,927	3,098
Indirect hotel operating expenses	$50,150	$49,793
8. Earnings Per Share
The following is a reconciliation of the amounts used in calculating basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2019	2018
Numerator:
Net income	$8,251	$6,549
Less: Dividends declared on unvested time-based awards	(118)	(121)
Less: Undistributed earnings allocated to unvested time-based awards	—	—
Net income available to common shareholders, excluding amounts attributable to unvested time-based awards	$8,133	$6,428

Denominator:
Weighted-average number of common shares outstanding–basic	59,390,500	59,120,065
Effect of dilutive unvested performance-based awards	548,176	598,921
Weighted-average number of common shares outstanding–diluted	59,938,676	59,718,986

Net income available per common share—basic and diluted	$0.14	$0.11
For the three months ended March 31, 2019 and 2018, 281,358 unvested performance-based awards and 112,854 unvested performance-based awards, respectively, were excluded from diluted weighted-average common shares outstanding as the awards had not achieved the specific levels of relative total shareholder return required for vesting at each period end.
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
For the three months ended March 31, 2019, the Trust issued 1,360 unrestricted common shares and 548,419 restricted common shares to its trustees and employees. For the three months ended March 31, 2019, the Trust repurchased 47,653 common shares from employees to satisfy the minimum statutory tax withholding requirements related to the vesting of their previously granted restricted common shares. As of March 31, 2019, the Trust had 60,765,796 common shares outstanding.
For the three months ended March 31, 2019, the Trust paid or its board of trustees declared the following dividends per common share:

	Record Date	Payment Date	Dividend Per Common Share
Fourth Quarter 2018	December 31, 2018	January 15, 2019	$0.40
First Quarter 2019	March 29, 2019	April 15, 2019	$0.40

Preferred Shares—The Trust is authorized to issue up to 100,000,000 preferred shares, $.01 par value per share. The Trust’s board of trustees is required to set for each class or series of preferred shares the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption. No preferred shares were outstanding as of March 31, 2019.
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
In June 2018, the Trust’s common shareholders approved an amendment to the Plan to, among other things, increase the number of shares available for issuance under the Plan by 1,250,000 shares and extend the term of the Plan to June 2028. Shares that are issued under the Plan to any person pursuant to an award are counted against the aggregate number of shares available for issuance under the Plan as one share for every one share granted. If any shares covered by an award are not purchased or are forfeited, if an award is settled in cash, or if an award otherwise terminates without delivery of any shares, then the number of common shares counted against the aggregate number of shares available under the Plan with respect to the award will, to the extent of any such forfeiture or termination, again be available for making awards under the Plan. As of March 31, 2019, subject to increases that may result in the case of any future forfeiture or termination of currently outstanding awards, 1,033,175 common shares were reserved and available for future issuances under the Plan.
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
For the three months ended March 31, 2019, the Trust granted 548,419 restricted common shares to certain employees and trustees, of which 135,920 shares were time-based awards and 412,499 shares were performance-based awards (the “2019 Performance-Based Awards”). The time-based awards are eligible to vest at the annual rate of one-third of the number of restricted shares granted commencing on the first anniversary of their issuance. The 2019 Performance-Based Awards are eligible to vest at December 31, 2021. Dividends on the 2019 Performance-Based Awards accrue, but are not paid unless the related shares vest. The fair value of the 2019 Performance-Based Awards was $9.49 per share and was determined using a Monte Carlo simulation with the following assumptions: volatility of 23.52%; an expected term equal to the requisite service period for the awards; and a risk-free interest rate of 2.57%.
The actual number of shares under the 2019 Performance-Based Awards that vest will be based on the Trust’s total shareholder return (“TSR”), as defined in the restricted share agreements, measured over a three-year performance period ending December 31, 2021, relative to the total return generated by a market-cap weighted index that includes seven lodging REITs (the "Performance Peer Group"). The payout schedule for the 2019 Performance-Based Awards is as follows, with linear interpolation for performance between 67% and 100%, and between 100% and 133% of the Performance Peer Group:

Trust TSR as % of Performance Peer Group Total Return	Payout (% of Maximum)
<67%	0%
67%	25%
100%	50%
≥133%	100%
If the Trust’s TSR is negative for the performance period, no shares under the 2019 Performance-Based Awards will vest. If the Trust’s TSR is positive for the performance period and the total return of the Performance Peer Group is negative, 100% of the shares subject to vesting under the 2019 Performance-Based Awards will vest.
As of March 31, 2019, there was approximately $12.8 million of unrecognized share-based compensation expense related to restricted common shares. The unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 2.2 years.

The following is a summary of the Trust’s restricted common share activity for the three months ended March 31, 2019:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Restricted common shares as of December 31, 2018	953,429	$15.39
Granted	548,419	$13.12
Vested	(130,186)	$25.99
Forfeited	—	$—
Restricted common shares as of March 31, 2019	1,371,662	$13.48
11. Fair Value Measurements and Derivative Instrument
The following table sets forth the Trust’s financial assets and liabilities measured at fair value by level within the fair value hierarchy (in thousands). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at March 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Interest rate swap (included within prepaid expenses and other assets)	$2,146	$—	$2,146	$—
	$2,146	$—	$2,146	$—
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
The Trust’s financial instruments in addition to those disclosed in the table above include cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, and long-term debt. The carrying values reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses approximate fair value. The Trust estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument using estimated market rates of debt instruments with similar maturities and credit profiles. These inputs are classified as Level 3 within the fair value hierarchy. As of March 31, 2019, the carrying value reported in the consolidated balance sheet for the Trust’s long-term debt approximated its fair value.
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
Franchise Agreements—As of March 31, 2019, 10 of the Trust’s hotels operated pursuant to franchise agreements with hotel brand companies and 10 hotels operated pursuant to management agreements with hotel brand companies that allowed them to operate under their respective brands. Under the 10 franchise agreements, the Trust generally pays a royalty fee ranging from 3% to 6% of room revenues and up to 3% of food and beverage revenues, plus additional fees for marketing, central reservation systems, and other franchisor costs that amount to between 1% and 5% of room revenues.
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
13. Subsequent Event
On May 5, 2019, the Trust entered into the Agreement and Plan of Merger (the “Merger Agreement”) with Park Hotels & Resorts Inc. (“Park”), PK Domestic Property LLC, a Delaware limited liability company and an indirect subsidiary of Park (“Domestic”), and PK Domestic Sub LLC, a Delaware limited liability company and a direct subsidiary of Domestic (“Merger Sub,” and, together with Park and Domestic, the “Park Parties”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein and in accordance with applicable law, the Trust will merge with and into Merger Sub, with Merger Sub continuing as the surviving entity (the “Merger”).
Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger:

•
each of the Trust’s outstanding common shares (other than shares held by the Trust, any wholly-owned subsidiary of the Trust or by any of the Park Parties or any of their respective wholly-owned subsidiaries) will be converted into the right to receive 0.628 of a share of Park common stock, par value $0.01 per share (“Park Common Stock”), and $11.00 in cash (collectively, the “Merger Consideration”); and

•
all unvested awards granted under the Plan will become one hundred percent (100%) vested and all restrictions and forfeiture conditions thereon will lapse, and thereafter, the holders thereof will only have the right to receive the Merger Consideration with respect to such shares.

No fractional shares of Park Common Stock will be issued in the Merger. The value of any fractional interests of shares of Park Common Stock to which a holder would otherwise be entitled will be paid in cash. The Merger will be treated as a taxable sale by the Trust of all of its assets to Domestic in exchange for the Merger Consideration and the assumption of all of the Trust’s liabilities, immediately followed by a distribution of the Merger Consideration to the holders of the Trust’s outstanding common shares in liquidation of the Trust. The parties currently expect the Merger to be completed late in the third or early in the fourth quarter of 2019.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Trust was organized as a self-advised REIT in the state of Maryland in June 2009, with a focus on investments primarily in upper-upscale hotels in major business and convention markets and, on a selective basis, premium select-service hotels in urban settings or unique locations in the U.S. We completed our IPO in January 2010 and own the following 20 hotels as of the date of this filing:

Hotel		Location	Rooms	Acquisition Date
1	Hyatt Regency Boston	Boston, MA	502	March 18, 2010
2	Hilton Checkers Los Angeles	Los Angeles, CA	193	June 1, 2010
3	Boston Marriott Newton	Newton, MA	430	July 30, 2010
4	Le Meridien San Francisco	San Francisco, CA	360	December 15, 2010
5	Homewood Suites Seattle Convention Center	Seattle, WA	195	May 2, 2011
6	W Chicago – City Center	Chicago, IL	403	May 10, 2011
7	Hotel Indigo San Diego Gaslamp Quarter	San Diego, CA	210	June 17, 2011
8	Courtyard Washington Capitol Hill/Navy Yard	Washington, DC	204	June 30, 2011
9	Hotel Adagio San Francisco, Autograph Collection	San Francisco, CA	171	July 8, 2011
10	Hilton Denver City Center	Denver, CO	613	October 3, 2011
11	Hyatt Herald Square New York	New York, NY	122	December 22, 2011
12	W Chicago – Lakeshore	Chicago, IL	520	August 21, 2012
13	Hyatt Regency Mission Bay Spa and Marina	San Diego, CA	438	September 7, 2012
14	Hyatt Place New York Midtown South	New York, NY	185	March 14, 2013
15	W New Orleans – French Quarter	New Orleans, LA	97	March 28, 2013
16	Le Meridien New Orleans	New Orleans, LA	410	April 25, 2013
17	Hyatt Centric Fisherman’s Wharf	San Francisco, CA	316	May 31, 2013
18	JW Marriott San Francisco Union Square	San Francisco, CA	344	October 1, 2014
19	Royal Palm South Beach Miami, a Tribute Portfolio Resort	Miami Beach, FL	393	March 9, 2015
20	Ace Hotel and Theater Downtown Los Angeles	Los Angeles, CA	182	April 30, 2015
			6,288
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
Executive Summary
Our comparable 20-hotel portfolio had a RevPAR increase of 1.3% during the first quarter of 2019, as compared to the first quarter of 2018, driven by an increase in ADR of 4.1%, which was offset by a decline in occupancy of 2.2 percentage points. Our hotel portfolio was negatively impacted as a result of displacement from guestroom renovations taking place during the quarter at the Homewood Suites Seattle Convention Center, the Hilton Checkers Los Angeles and the Hyatt Regency Mission Bay Spa and Marina. Excluding the estimated displacement from these three renovations, RevPAR would have increased by 3.3%, which would have outperformed the U.S. industry average RevPAR growth of 1.5%, as reported by STR, for the first quarter of 2019. Despite the limited increase in RevPAR and cost pressures facing the industry (e.g., labor costs), and as a result of the efforts of our hotel managers, working with our asset management team to manage and control expenses, our hotel portfolio experienced an increase in comparable Adjusted Hotel EBITDAre of 0.9% during the first quarter of 2019 as compared to the first quarter of 2018.
Proposed Merger
As previously reported, on May 5, 2019 we entered into the Merger Agreement with the Park Parties. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein and in accordance with applicable law, we will merge with and into Merger Sub, with Merger Sub continuing as the surviving entity.
Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger:

•
our outstanding common shares (other than shares held by us, any of our wholly-owned subsidiaries or by any of the Park Parties or any of their respective wholly-owned subsidiaries) will be converted into the Merger Consideration; and

•
all unvested awards granted under the Plan will become one hundred percent (100%) vested and all restrictions and forfeiture conditions thereon will lapse, and thereafter, the holders thereof will only have the right to receive the Merger Consideration with respect to such shares.

No fractional shares of Park Common Stock will be issued in the Merger. The value of any fractional interests of shares of Park Common Stock to which a holder would otherwise be entitled will be paid in cash. The Merger will be treated as a taxable sale by us of all of our assets to Domestic in exchange for the Merger Consideration and the assumption of all of our liabilities, immediately followed by a distribution of the Merger Consideration to the holders of the our outstanding common shares in liquidation of us. The parties currently expect the Merger to be completed late in the third or early in the fourth quarter of 2019.
For further information about the Merger Agreement and the proposed Merger, please see the Current Report on Form 8-K filed by us on May 6, 2019. The Merger is subject to risks and uncertainties, and we cannot assure you that we will be able to complete the Merger on the expected timeline or at all. See “Part II, Item 1A. Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q for more information about risks related to the Merger.
Results of Operations
Comparison of the three months ended March 31, 2019 and 2018
Results of operations for the three months ended March 31, 2019 include the operating activity of 20 hotels for the full period, whereas the results of operations for the three months ended March 31, 2018 include the operating activity of 21 hotels for the full period. We use the term “comparable hotel portfolio” to refer to those hotels owned for the entirety of the two periods being compared and the term “non-comparable hotel portfolio” to refer to those hotels not owned for the entirety of the two periods being compared. For the three months ended March 31, 2019 and 2018, the comparable hotel portfolio includes the 20 hotels owned as of March 31, 2019 and the non-comparable hotel portfolio includes the Hyatt Centric Santa Barbara, which was sold on July 26, 2018.
Revenues—Total revenue for the three months ended March 31, 2019 was $133.7 million, all of which was contributed by the comparable hotel portfolio. Total revenue for the three months ended March 31, 2018 was $135.0 million, of which $131.4 million was contributed by the comparable hotel portfolio and $3.6 million was contributed by the non-comparable hotel portfolio. The increase in total revenue for the comparable hotel portfolio of $2.3 million was primarily driven by increases in total revenue at our four hotels located in San Francisco, where demand from customers during the three months ended March 31, 2019 was positively impacted by an increase in citywide events, and at our Hilton Denver City Center. The aforementioned increases in total revenue were offset partially by decreases in total revenue at the Homewood Suites Seattle Convention Center, the Hilton Checkers Los Angeles and the Hyatt Regency Mission Bay Spa and Marina, all three of which were undergoing guestroom renovations during the three months ended March 31, 2019.
Hotel operating expenses—Hotel operating expenses, excluding depreciation and amortization, for the three months ended March 31, 2019 was $96.5 million, all of which was contributed by the comparable hotel portfolio. Hotel operating expenses, excluding depreciation and amortization, for the three months ended March 31, 2018 was $97.3 million, of which $94.6 million was contributed by the comparable hotel portfolio and $2.7 million was contributed by the non-comparable hotel portfolio. The increase in hotel operating expenses for the comparable hotel portfolio of $1.9 million was primarily a result of the increase in corresponding total revenue for the comparable hotel portfolio. Specifically driving the increase in total hotel operating expenses for the comparable hotel portfolio were rooms expense and the following indirect hotel operating expenses: administrative and general, advertising and sales, repairs and maintenance, utilities, franchise fees, and property and other taxes. Credit card commissions (included within administrative and general) and franchise fees are both variable hotel operating expenses calculated as a percentage of revenue, and therefore, increased commensurately with the increase in total revenue for the comparable hotel portfolio. The increases in the aforementioned expenses were offset partially by decreases in food and beverage expense, other direct expense, and insurance, leases and other.

Depreciation and amortization—Depreciation and amortization expense for the three months ended March 31, 2019 and 2018 was $18.6 million and $19.2 million, respectively. The decrease in depreciation and amortization expense was primarily attributable to the sale of the Hyatt Centric Santa Barbara in July 2018.
Air rights contract amortization—Air rights contract amortization expense associated with the Hyatt Regency Boston for each of the three months ended March 31, 2019 and 2018 was $0.1 million.
Corporate general and administrative—Corporate general and administrative expense for the three months ended March 31, 2019 and 2018 was $4.9 million and $5.4 million, respectively. Included in corporate general and administrative expense for each of the three months ended March 31, 2019 and 2018 was $1.9 million of non-cash share-based compensation expense. The decrease in corporate general and administrative expense was primarily related to a decrease in professional service fees and employee compensation.
Interest income—Interest income for the three months ended March 31, 2019 was $0.3 million. There was no interest income for the three months ended March 31, 2018. The increase in interest income was primarily related to an increase in cash and cash equivalents and in short-term interest rates.
Interest expense—Interest expense for the three months ended March 31, 2019 and 2018 was $8.0 million and $8.8 million, respectively. The decrease in interest expense was primarily related to a decrease in long-term debt outstanding, reflecting the use of net proceeds from the sale of the Hyatt Centric Santa Barbara in July 2018 to repay borrowings outstanding at the time under our revolving credit facility.
Income tax benefit—Income tax benefit for each of the three months ended March 31, 2019 and 2018 was $2.4 million. Income tax benefit is directly related to taxable losses generated by our TRSs during the period.
Hotel operating results
We use the term “comparable” to refer to metrics that include only those hotels owned for the entirety of the two periods being compared. As of March 31, 2019, we owned 20 hotels. Since the Hyatt Centric Santa Barbara was sold on July 26, 2018, it has been excluded from the comparable hotel portfolio metrics for the three months ended March 31, 2018. Included in the following table are comparisons of occupancy, ADR, RevPAR, Adjusted Hotel EBITDAre, and Adjusted Hotel EBITDAre Margin for the comparable 20-hotel portfolio for the three months ended March 31, 2019 and 2018 (in thousands, except for ADR and RevPAR):

	Three Months Ended March 31,
	2019	2018	Change
Comparable Occupancy	78.6%	80.8%	(220) bps
Comparable ADR	$222.89	$214.03	4.1%
Comparable RevPAR	$175.20	$172.95	1.3%

Comparable Adjusted Hotel EBITDAre	$37,128	$36,779	0.9%
Comparable Adjusted Hotel EBITDAre Margin	27.8%	28.0%	(20) bps
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
EBITDAre—We calculate EBITDAre in accordance with standards established by the National Association of Real Estate Investment Trusts (“NAREIT”), which defines EBITDAre as net income (calculated in accordance with GAAP) before interest, income taxes, depreciation and amortization, gains (losses) from sales of real estate, impairment charges of depreciated real estate, and adjustments for unconsolidated partnerships and joint ventures. We believe that EBITDAre provides investors a useful financial measure to evaluate our operating performance, excluding the impact of our capital structure (primarily interest expense) and our asset base (primarily depreciation and amortization).
Adjusted Corporate EBITDAre—We further adjust EBITDAre for certain additional recurring and non-recurring items that are not in NAREIT’s definition of EBITDAre. Specifically, we adjust for hotel acquisition costs and non-cash amortization of operating lease right-of-use assets, intangible assets and liabilities, deferred franchise costs, and deferred key money, all of which are recurring items. We believe that Adjusted Corporate EBITDAre provides investors another financial measure of our operating performance that provides for greater comparability of our core operating results between periods.

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
The following table reconciles net income to EBITDAre, Adjusted Corporate EBITDAre, Adjusted Hotel EBITDAre, and Adjusted Hotel EBITDAre Margin for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Net income	$8,251	$6,549
Add: Interest expense	8,000	8,844
Depreciation and amortization	18,637	19,208
Less: Income tax benefit	(2,440)	(2,370)
Interest income	(256)	—
EBITDAre	32,192	32,231
Add: Non-cash amortization(1)	67	55
Adjusted Corporate EBITDAre	32,259	32,286
Add: Corporate general and administrative	4,869	5,378
Adjusted Hotel EBITDAre	37,128	37,664
Less: Adjusted Hotel EBITDAre of hotel sold(2)	—	(885)
Comparable Adjusted Hotel EBITDAre	$37,128	$36,779

Total revenue	$133,737	$135,025
Less: Total revenue of hotel sold(2)	—	(3,570)
Comparable total revenue	$133,737	$131,455

Comparable Adjusted Hotel EBITDAre Margin	27.8%	28.0%
_____________

(1)	Reflects non-cash amortization of operating lease right-of-use assets, deferred franchise costs, deferred key money, and air rights contract.

(2)	Reflects results of operations for the Hyatt Centric Santa Barbara, which was sold on July 26, 2018.
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
FFO available to common shareholders—We reduce FFO for dividends declared on and earnings allocated to unvested time-based awards (consistent with adjustments required by GAAP in reporting net income available to common shareholders and related per share amounts). FFO available to common shareholders provides investors another financial measure to evaluate our operating performance after taking into account the interests of holders of our unvested time-based awards.
AFFO available to common shareholders—We further adjust FFO available to common shareholders for certain additional recurring and non-recurring items that are not in NAREIT’s definition of FFO. Specifically, we adjust for hotel acquisition costs and non-cash amortization of operating lease right-of-use assets, intangible assets and liabilities, deferred franchise costs, and deferred key money, all of which are recurring items. We believe that AFFO available to common shareholders provides investors another financial measure of our operating performance that provides for greater comparability of our core operating results between periods.

The following table reconciles net income to FFO, FFO available to common shareholders, and AFFO available to common shareholders for the three months ended March 31, 2019 and 2018 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Net income	$8,251	$6,549
Add: Depreciation and amortization	18,637	19,208
FFO	26,888	25,757
Less: Dividends declared on unvested time-based awards	(118)	(121)
Undistributed earnings allocated to unvested time-based awards	—	—
FFO available to common shareholders	26,770	25,636
Add: Non-cash amortization(1)	67	55
AFFO available to common shareholders	$26,837	$25,691

FFO available per common share—basic and diluted	$0.45	$0.43

AFFO available per common share—basic and diluted	$0.45	$0.43
_____________

(1)	Reflects non-cash amortization of operating lease right-of-use assets, deferred franchise costs, deferred key money, and air rights contract.
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
Sources and Uses of Cash
For the three months ended March 31, 2019, net cash flows from operating activities were $15.9 million; net cash flows used in investing activities were $9.0 million for improvements and additions to our hotels; and net cash flows used in financing activities were $29.5 million, including $25.1 million in dividend payments to common shareholders and $3.2 million in scheduled principal payments on mortgage debt. As of March 31, 2019, we had cash and cash equivalents of $46.1 million and restricted cash of $34.2 million.
Liquidity and Capital Resources
We expect our primary source of cash to meet operating requirements, including payment of dividends in accordance with the REIT requirements of the U.S. federal income tax laws, payment of interest on any borrowings and funding of any capital expenditures, will be from our hotels’ results of operations and existing cash and cash equivalent balances. We currently expect that our operating cash flows will be sufficient to fund our continuing operations. We also expect to use existing restricted cash balances and borrowings under our revolving credit facility to partially fund our ongoing capital expenditures; however, we expect to incur significant costs in connection with the Merger, which will impact our liquidity position. We do not expect to undertake new renovations while the Merger is pending. Our policy has been to maintain an overall debt level not to exceed 40% of the aggregate value of all of our hotels, as calculated in accordance with our revolving credit facility; as of March 31, 2019, our overall debt level was 33.3% under this calculation.
We are permitted under the terms of the Merger Agreement to, and expect to, continue declaring regular quarterly distributions to shareholders at our current rate of $0.40 per share or as required to maintain our REIT status pending completion of the Merger.
As of the date of this filing, we have approximately $33.0 million of cash and cash equivalents, approximately $34.2 million of restricted cash, and $300.0 million available to borrow under our revolving credit facility. See Note 6, “Long-Term Debt,” to our interim consolidated financial statements for additional information relating to our revolving credit facility and other long-term debt.
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
From time to time, certain of our hotels may be undergoing renovations as a result of our decision to upgrade portions of the hotels, such as guestrooms, meeting space, and/or restaurants, in order to better compete with other hotels in our markets. As of March 31, 2019, none of our hotels were undergoing comprehensive renovations.
Contractual Obligations
The following table sets forth our contractual obligations as of March 31, 2019, and the effect such obligations may, if the Merger is not completed as proposed, have on our liquidity and cash flow in future periods (in thousands). There were no other material off-balance sheet arrangements at March 31, 2019.

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Revolving credit facility, including interest(1)	$—	$—	$—	$—	$—
Term loan, including interest(1)	248,778	7,581	15,120	226,077	—
Secured loans, including interest	623,703	35,772	179,306	190,562	218,063
Corporate office lease	1,001	298	622	81	—
Ground leases(2)	233,063	4,773	9,549	9,570	209,171
	$1,106,545	$48,424	$204,597	$426,290	$427,234

_____________

(1)
Assumes no additional borrowings and interest payments are based on the interest rate in effect at March 31, 2019. Also assumes that no extension options, if any, are exercised. See Note 6, “Long-Term Debt,” to our interim consolidated financial statements for additional information relating to our revolving credit facility and term loan.

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
Critical Accounting Policies
Our interim consolidated financial statements have been prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our interim consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances. All of our critical accounting policies are disclosed in our Form 10-K for the year ended December 31, 2018.
Recent Accounting Pronouncements
See Note 2, “Summary of Significant Accounting Policies,” to our interim consolidated financial statements for additional information relating to recent accounting pronouncements, if any.

Cautionary Statement Regarding Forward-Looking Statements
This communication contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements generally include statements regarding the potential transaction between Park and us, including any statements regarding the expected timetable for completing the potential transaction, the ability to complete the potential transaction, expected benefits and synergies of the potential transaction, projected financial information, future opportunities, and any other statements regarding Park’s and our future expectations, beliefs, plans, objectives, results of operations, financial condition and cash flows, or future events or performance. These statements are often, but not always, made through the use of words or phrases such as “believe,” “expect,” “anticipate,” “should,” “plan,” “will,” “may,” “intend,” “estimate,” “aim,” “target,” “predict,” “project,” “seek,” “would,” “could,” “continue,” possible,” “potential” and similar expressions. All such forward-looking statements are based on Park’s and our current expectations and therefore involve estimates and assumptions that are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the results expressed in the statements. Key factors that could cause actual results to differ materially from those projected in the forward-looking statements include the ability to obtain the requisite approval of our shareholders; uncertainties as to the timing to consummate the potential transaction; the risk that a condition to closing the potential transaction may not be satisfied; the risk that regulatory approvals are not obtained or are obtained subject to conditions that are not anticipated by the parties; the effects of disruption to Park’s and our respective businesses; the effect of this communication on Park’s and our share prices; the effects of industry, market, economic, political or regulatory conditions outside of Park’s or our control; transaction costs; Park’s ability to achieve the synergies and value creation contemplated by the potential transaction; Park’s ability to promptly, efficiently and effectively integrate acquired operations into its own operations; and the diversion of management time on transaction-related issues. Other factors are described in Park’s and our respective filings with the SEC, including Park’s and our most recent Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Park and we assume no obligation to update any forward-looking statements, except as required by law. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof.
Additional Information about the Proposed Transaction and Where to Find It
In connection with the proposed transaction, Park intends to file with the SEC a registration statement on Form S-4 that will include our proxy statement and also constitutes a prospectus of Park. Park and we also plan to file other relevant documents with the SEC regarding the proposed transaction. INVESTORS AND SECURITY HOLDERS ARE URGED TO READ THE PROXY STATEMENT/PROSPECTUS AND OTHER RELEVANT DOCUMENTS FILED WITH THE SEC, WHEN THEY BECOME AVAILABLE, BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION ABOUT THE PROPOSED TRANSACTION. A definitive proxy statement/prospectus will be sent to our shareholders. Investors may obtain a free copy of the proxy statement/prospectus (if and when it becomes available) and other relevant documents filed by Park and us with the SEC at the SEC’s website at www.sec.gov. Copies of the documents filed by Park with the SEC will be available free of charge on Park’s website at http://www.pkhotelsandresorts.com or by contacting Park’s Investor Relations at (571) 302-5591. Copies of the documents filed by us with the SEC will be available free of charge on our website at http://www.chesapeakelodgingtrust.com or by contacting our Investor Relations at (571) 349-9452.
We and our respective trustees and executive officers and other members of management and employees may be deemed to be participants in the solicitation of proxies in respect of the proposed transaction. Information about our trustees and executive officers is available in our proxy statement for our 2019 Annual Meeting, which was filed with the SEC on April 30, 2019. Other information regarding the participants in the proxy solicitation and a description of their direct and indirect interests, by security holdings or otherwise, will be contained in the proxy statement/prospectus and other relevant materials filed with the SEC regarding the proposed transaction when they become available. Investors should read the proxy statement/prospectus carefully before making any voting or investment decisions when it becomes available. Investors may obtain free copies of these documents from Park or us using the sources indicated above.
This communication and the information contained herein shall not constitute an offer to sell or the solicitation of an offer to buy any securities, nor shall there be any sale of securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction. No offering of securities shall be made except by means of a prospectus meeting the requirements of Section 10 of the U.S. Securities Act of 1933, as amended.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We earn interest income primarily from cash and cash equivalent balances. Based on our cash and cash equivalents as of March 31, 2019, if interest rates increase or decrease by 1.00%, our interest income will increase or decrease by approximately $0.5 million annually.

Amounts borrowed under our revolving credit facility currently bear interest at variable rates based on LIBOR plus 1.45% - 2.20% (the spread over LIBOR based on our consolidated leverage ratio). If prevailing LIBOR on any outstanding borrowings under our revolving credit facility were to increase or decrease, our interest expense on those outstanding borrowings would increase or decrease future earnings and cash flows. As of March 31, 2019, we had no outstanding borrowings under our revolving credit facility.

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
Our Annual Report on Form 10-K for the year ended December 31, 2018 includes detailed discussions of our risk factors under the heading “Risk Factors.” Set forth below are certain additions to the risk factors previously disclosed in the Annual Report on Form 10-K related to the execution of the Merger Agreement on May 5, 2019, as further described above.
Neither the exchange ratio nor the cash consideration will be adjusted in the event of any change in the share price of our common shares or Park Common Stock.
Pursuant to the terms and conditions of the Merger Agreement, upon completion of the Merger, each of our outstanding common shares will be converted into the right to receive (i) 0.628 (the “Exchange Ratio”) of a validly issued, fully paid and nonassessable common share of Park (the “Common Share Consideration”), together with cash in lieu of fractional shares of Park, and (ii) $11.00 in cash, subject to certain adjustments and to any applicable withholding tax (the “Cash Consideration” and, together with the Common Share Consideration, the “Merger Consideration”). Neither the Exchange Ratio nor the Cash Consideration will be adjusted for changes in the market prices of our common shares or Park Common Stock. Changes in the market price of Park Common Stock prior to the Merger will affect the market value of the Merger Consideration that our shareholders will receive on the completion date of the Merger. Share price changes may result from a variety of factors (many of which are beyond our control or the control of Park), including the following:

•	market reaction to the announcement of the Merger and the prospects of the combined company;

•	changes in our business, operations, assets, liabilities and prospects or changes in the businesses, operations, assets, liabilities and prospects of Park or the combined company;

•	changes in market assessments of our business, operations, assets, liabilities and prospects or the businesses, operations, assets, liabilities and prospects of Park or the combined company;

•	market assessments of the likelihood the Merger will be completed;

•	interest rates, general market and economic conditions and other factors generally affecting the market prices of our common shares and Park Common Stock;

•	federal, state and local legislation, governmental regulation and legal developments in the business in which we and Park operate; and

•	other factors beyond our control and the control of Park, including those described or referred to elsewhere in this “Risk Factors” section.
The market price of Park Common Stock at the completion of the Merger may vary from such price on the date the Merger Agreement was executed, the date of the joint proxy statement/prospectus, and the date of our special meeting. As a result, the market value of the Merger Consideration represented by the Exchange Ratio and the Cash Consideration will also vary.
If the market price of Park Common Stock increases between the date the Merger Agreement was signed, the date of the joint proxy statement/prospectus, or the date of our special meeting and the date the Merger is completed, our shareholders could receive Park Common Stock that have a market value upon completion of the Merger that is greater than the market value of such shares calculated pursuant to the Exchange Ratio on the date the Merger Agreement was signed, the date of the joint proxy statement/prospectus or the date of the special meeting, respectively. Additionally, if the market price of Park Common Stock declines between the date the Merger Agreement was signed, the date of the joint proxy statement/prospectus, or the date of our special meeting and the date the Merger is completed, our shareholders could receive Park Common Stock that have a market value upon completion of the Merger that is less than the market value of such shares calculated pursuant to the Exchange Ratio on the date the Merger Agreement was signed, the date of the joint proxy statement/prospectus, or the date of the special meeting, respectively.
Therefore, while the number of shares of Park Common Stock to be issued per common share of the Trust is fixed, our shareholders cannot be sure of the market value of the Merger Consideration they will receive upon completion of the Merger.
There may be unexpected delays in the completion of the Merger, or the Merger may not be completed at all.
The Merger is currently expected to close late in the third quarter or early in the fourth quarter of 2019, assuming that all of the conditions in the Merger Agreement are satisfied or waived. The Merger Agreement provides that either we or Park may terminate the Merger Agreement if the Merger has not occurred on or before October 31, 2019. Certain events may delay the completion of the Merger or result in a termination of the Merger Agreement. Some of these events are outside the control of either party. In particular, completion of the Merger requires the affirmative vote of the holders of a majority of our outstanding common shares as of the record date for our special meeting of shareholders and the issuance of our common shares to Park. If the requisite shareholder approval is not obtained upon votes taken at the special meeting (including any adjournment or postponement thereof), either we or Park may terminate the Merger Agreement. We may incur significant additional costs in connection with any delay in completing the Merger or the termination of the Merger Agreement, in addition to significant transaction costs, including legal, financial advisory, accounting, and other costs we have already incurred. In addition, if the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, we may be required to pay Park a termination fee equal to two percent (2%), or three and one quarter percent (3.25%), depending on the circumstances, of our equity value. We cannot assure you that the conditions to the completion of the Merger will be satisfied or waived or that any adverse change, effect, event, circumstance, occurrence or state of facts that could give rise to the termination of the Merger Agreement will not occur, and we cannot provide any assurances as to whether or when the Merger will be completed.
Failure to complete the Merger in a timely manner or at all could adversely affect our business and operations and negatively affect our share price.
Under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Merger. These restrictions may prevent us from pursuing certain strategic transactions, acquiring and disposing assets, undertaking certain capital expenditure projects, undertaking certain financing transactions and otherwise pursuing other actions that are not in the ordinary course of business, even if such actions could prove beneficial. Additionally, the pendency of the Merger may make it more difficult for us to effectively recruit, retain and incentivize key personnel and may cause distractions from our strategy and day-to-day operations for current employees and management.
Delays in completing the Merger or the failure to complete the Merger at all could adversely affect our business and operations, and, in that event, the market price of our common shares may decline significantly, particularly to the extent that the current market price reflects a market assumption that the Merger will be completed. If the Merger is not completed for any reason, we will not achieve the expected benefits thereof.
An adverse judgment in any litigation challenging the Merger may prevent the Merger from becoming effective or from becoming effective within the expected timeframe.
It is possible that the shareholders of either party may file lawsuits challenging the Merger or the other transactions contemplated by the Merger Agreement, which may name us and/or our board of trustees as defendants.  We cannot assure you as to the outcome of such lawsuits, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims.  If plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the Merger on the agreed-upon terms, such an injunction may delay the consummation of the Merger in the expected timeframe, or may prevent the Merger from being consummated altogether. Whether or not any plaintiff’s claim is successful, this type of litigation may result in significant costs and divert management’s attention and resources, which could adversely affect the operation of our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about our purchase of our common shares during the three months ended March 31, 2019:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share
January 1, 2019 – January 31, 2019	47,501	$24.40
February 1, 2019 – February 28, 2019	—	$—
March 1, 2019 – March 31, 2019	152	$28.86
	47,653	$24.42
_____________

(1)
We provide employees, who have been issued restricted common shares, the option of selling shares to us to satisfy the minimum statutory tax withholding requirements on the date their shares vest. The common shares repurchased during the three months ended March 31, 2019 related to such repurchases.

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

CHESAPEAKE LODGING TRUST

Date:	May 8, 2019	By:	/S/ DOUGLAS W. VICARI
Douglas W. Vicari
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ GRAHAM J. WOOTTEN
Graham J. Wootten
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)