Form 10-Q
period 2019-06-30
Chesapeake Lodging Trust
filed 2019-08-01
CIK 1473078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________
FORM 10-Q
________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to              .
Commission file number 001-34572
_______________________________________________________________________
CHESAPEAKE LODGING TRUST
(Exact name of registrant as specified in its charter)
_______________________________________________________________________

Maryland	27-0372343
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4300 Wilson Boulevard, Suite 625
Arlington	Virginia	22203
(Address of principal executive offices)		(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☐
As of July 26, 2019, there were 60,765,796 shares of the registrant’s common shares issued and outstanding.

CHESAPEAKE LODGING TRUST

PART I

Item 1.	Financial Statements

CHESAPEAKE LODGING TRUST
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Property and equipment, net	$1,710,972	$1,732,154
Operating lease right-of-use assets, net	74,722	—
Intangible assets, net	31,278	34,678
Cash and cash equivalents	46,239	71,259
Restricted cash	35,748	31,614
Accounts receivable, net of allowance for doubtful accounts of $104 and $83, respectively	28,363	18,360
Prepaid expenses and other assets	19,955	21,012
Total assets	$1,947,277	$1,909,077

LIABILITIES AND SHAREHOLDERS’ EQUITY
Long-term debt	$745,547	$751,389
Operating lease liabilities	71,793	—
Accounts payable and accrued expenses	68,895	72,555
Other liabilities	32,251	31,155
Total liabilities	918,486	855,099
Commitments and contingencies (Note 12)
Preferred shares, $.01 par value; 100,000,000 shares authorized; no shares issued and outstanding, respectively	—	—
Common shares, $.01 par value; 400,000,000 shares authorized; 60,765,796 shares and 60,263,670 shares issued and outstanding, respectively	608	603
Additional paid-in capital	1,196,084	1,193,455
Cumulative dividends in excess of net income	(166,460)	(144,341)
Accumulated other comprehensive income (loss)	(1,441)	4,261
Total shareholders’ equity	1,028,791	1,053,978
Total liabilities and shareholders’ equity	$1,947,277	$1,909,077
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
REVENUE
Rooms	$120,652	$125,517	$219,734	$226,130
Food and beverage	30,156	30,561	57,621	58,194
Other	8,169	7,207	15,359	13,986
Total revenue	158,977	163,285	292,714	298,310
EXPENSES
Hotel operating expenses:
Rooms	27,366	27,472	52,216	52,758
Food and beverage	21,386	21,790	41,845	42,849
Other direct	1,257	1,204	2,344	2,352
Indirect	52,409	53,544	102,559	103,337
Total hotel operating expenses	102,418	104,010	198,964	201,296
Depreciation and amortization	18,782	19,105	37,419	38,313
Air rights contract amortization	130	130	260	260
Corporate general and administrative	4,490	4,725	9,359	10,103
Costs related to the Park merger (Note 1)	4,400	—	4,400	—
Total operating expenses	130,220	127,970	250,402	249,972

Interest income	234	38	490	38
Interest expense	(8,039)	(8,914)	(16,039)	(17,758)
Income before income taxes	20,952	26,439	26,763	30,618
Income tax expense	(2,711)	(2,629)	(271)	(259)
Net income	$18,241	$23,810	$26,492	$30,359

Net income available per common share:
Basic	$0.31	$0.40	$0.44	$0.51
Diluted	$0.30	$0.40	$0.44	$0.50
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$18,241	$23,810	$26,492	$30,359
Other comprehensive income (loss):
Unrealized gains (losses) on cash flow hedge instruments	(3,238)	1,291	(4,993)	4,625
Reclassification of unrealized losses (gains) on cash flow hedge instruments to interest expense	(349)	(32)	(709)	116
Comprehensive income	$14,654	$25,069	$20,790	$35,100
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Three and Six Months Ended June 30, 2019
	Common Shares		Additional Paid-In Capital	Cumulative Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount				Total
Balances at December 31, 2018	60,263,670	$603	$1,193,455	$(144,341)	$4,261	$1,053,978
Repurchase of common shares	(47,653)	—	(1,163)	—	—	(1,163)
Issuance of restricted common shares	548,419	5	(5)	—	—	—
Issuance of unrestricted common shares	1,360	—	38	—	—	38
Amortization of deferred compensation	—	—	1,895	—	—	1,895
Declaration of dividends on common shares	—	—	—	(24,306)	—	(24,306)
Net income	—	—	—	8,251	—	8,251
Other comprehensive loss	—	—	—	—	(2,115)	(2,115)
Balances at March 31, 2019	60,765,796	$608	$1,194,220	$(160,396)	$2,146	$1,036,578
Amortization of deferred compensation	—	—	1,864	—	—	1,864
Declaration of dividends on common shares	—	—	—	(24,305)	—	(24,305)
Net income	—	—	—	18,241	—	18,241
Other comprehensive loss	—	—	—	—	(3,587)	(3,587)
Balances at June 30, 2019	60,765,796	$608	$1,196,084	$(166,460)	$(1,441)	$1,028,791

	Three and Six Months Ended June 30, 2018
	Common Shares		Additional Paid-In Capital	Cumulative Dividends in Excess of Net Income	Accumulated Other Comprehensive Income
	Shares	Amount				Total
Balances at December 31, 2017	59,941,088	$599	$1,190,250	$(144,734)	$2,313	$1,048,428
Repurchase of common shares	(42,137)	—	(1,146)	—	—	(1,146)
Issuance of restricted common shares	481,449	5	(5)	—	—	—
Issuance of unrestricted common shares	764	—	21	—	—	21
Amortization of deferred compensation	—	—	1,927	—	—	1,927
Declaration of dividends on common shares	—	—	—	(24,152)	—	(24,152)
Net income	—	—	—	6,549	—	6,549
Other comprehensive income	—	—	—	—	3,482	3,482
Balances at March 31, 2018	60,381,164	$604	$1,191,047	$(162,337)	$5,795	$1,035,109
Issuance of restricted common shares	14,130	—	—	—	—	—
Issuance of unrestricted common shares	769	—	24	—	—	24
Amortization of deferred compensation	—	—	1,812	—	—	1,812
Declaration of dividends on common shares	—	—	—	(24,158)	—	(24,158)
Net income	—	—	—	23,810	—	23,810
Other comprehensive income	—	—	—	—	1,259	1,259
Balances at June 30, 2018	60,396,063	$604	$1,192,883	$(162,685)	$7,054	$1,037,856
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$26,492	$30,359
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,419	38,313
Air rights contract amortization	260	260
Deferred financing costs amortization	742	834
Share-based compensation	3,797	3,784
Other	(144)	(150)
Changes in assets and liabilities:
Accounts receivable, net	(10,003)	(13,293)
Prepaid expenses and other assets	(3,229)	(2,236)
Accounts payable and accrued expenses	(3,324)	2,423
Other liabilities	—	(96)
Net cash provided by operating activities	52,010	60,198
Cash flows from investing activities:
Improvements and additions to hotels	(16,176)	(18,906)
Net cash used in investing activities	(16,176)	(18,906)
Cash flows from financing activities:
Borrowings under revolving credit facility	10,000	40,000
Repayments under revolving credit facility	(10,000)	(30,000)
Scheduled principal payments on mortgage debt	(6,584)	(6,545)
Payment of deferred financing costs	—	(1,556)
Payment of dividends to common shareholders	(48,973)	(47,513)
Repurchase of common shares	(1,163)	(1,146)
Net cash used in financing activities	(56,720)	(46,760)
Net decrease in cash, cash equivalents, and restricted cash	(20,886)	(5,468)
Cash, cash equivalents, and restricted cash, beginning of period	102,873	74,916
Cash, cash equivalents, and restricted cash, end of period	$81,987	$69,448
Supplemental disclosure of cash flow information:
Cash paid for interest	$14,805	$16,888
Cash paid for income taxes	$1,514	$745
The accompanying notes are an integral part of these consolidated financial statements.

CHESAPEAKE LODGING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Organization and Description of Business
Chesapeake Lodging Trust (the “Trust”) is a self-advised real estate investment trust (“REIT”) that was organized in the state of Maryland. The Trust is focused on investments primarily in upper-upscale hotels in major business and convention markets and, on a selective basis, premium select-service hotels in urban settings or unique locations in the United States of America (“U.S.”). As of June 30, 2019, the Trust owned 20 hotels with an aggregate of 6,288 rooms in eight states and the District of Columbia.
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

•	all unvested awards granted under the Trust’s Equity Plan will vest, entitling the holders to receive the Merger Consideration.
No fractional shares of Park Common Stock will be issued in the Merger. The value of any fractional interests of shares of Park Common Stock to which a holder would otherwise be entitled will be paid in cash. The Merger will be treated as a taxable sale by the Trust of all of its assets to Domestic in exchange for the Merger Consideration and the assumption of all of the Trust’s liabilities, immediately followed by a distribution of the Merger Consideration to the holders of the outstanding common shares in liquidation of the Trust. The parties currently expect the Merger to be completed in mid-to-late September 2019.
In connection with the Merger, Park filed with the Securities and Exchange Commission (the “SEC”) and attained effectiveness of a registration statement on Form S-4 (File No. 333-232123). The definitive proxy statement/prospectus forming a part of that registration statement was first mailed to the Trust’s shareholders on or about August 1, 2019. The Merger is subject to risks and uncertainties, and the Trust cannot assure you that it will be able to complete the Merger on the expected timeline or at all. See Note 12, “Commitment and Contingencies” and “Part II, Item 1A. Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q for more information related to the Merger.
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
The information in these interim consolidated financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal, recurring nature unless disclosed otherwise. These interim consolidated financial statements, including notes, have been prepared in accordance with the applicable rules of the SEC and do not include all of the information and disclosures required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Trust’s Form 10-K for the year ended December 31, 2018.
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
The Trust reviews its hotels for impairment whenever events or changes in circumstances indicate that the carrying values of the hotels may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the hotels due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel’s estimated fair market value is recorded and an impairment loss is recognized. No impairment losses have been recognized related to any hotels for the three and six months ended June 30, 2019 and 2018.
The Trust classifies a hotel as held for sale in the period in which it has made the decision to dispose of the hotel, a binding agreement to purchase the hotel has been signed under which the buyer has committed a significant amount of nonrefundable cash, and no significant financing contingencies exist which could cause the transaction not to be completed in a timely manner. If these criteria are met, depreciation and amortization of the hotel will cease and an impairment loss will be recognized if the fair value of the hotel, less the costs to sell, is lower than the carrying amount of the hotel. If the sale represents a strategic shift that has (or will have) a major effect on the Trust’s operations and financial results, the Trust will classify the loss, together with the related operating results, as discontinued operations in the consolidated statements of operations and will classify the related assets and liabilities as held for sale in the consolidated balance sheets. As of June 30, 2019 and December 31, 2018, the Trust had no assets held for sale or liabilities related to assets held for sale.
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

3. Property and Equipment
Property and equipment as of June 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Land and land improvements	$286,914	$286,761
Buildings and leasehold improvements	1,632,703	1,620,864
Furniture, fixtures and equipment	198,666	235,585
Construction-in-progress	2,887	14,102
	2,121,170	2,157,312
Less: accumulated depreciation and amortization	(410,198)	(425,158)
Property and equipment, net	$1,710,972	$1,732,154

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
As of June 30, 2019, the weighted-average remaining operating lease term was 49.2 years and the maturities of the operating lease liabilities, due in each of the next five years and thereafter, were (in thousands):

June 30, 2019
2019	$2,347
2020	4,699
2021	4,713
2022	4,566
2023	4,406
Thereafter	198,284
Total minimum lease payments	219,015
Imputed interest	(147,222)
Operating lease liabilities	$71,793

The Trust incurred total lease expense, which is primarily included within indirect hotel operating expenses in the interim consolidated statement of operations, of $1.7 million and $3.5 million for the three and six months ended June 30, 2019, respectively. Included in total lease expense for the three months ended June 30, 2019 was $1.2 million of operating lease expense, $0.1 million of variable lease expense, and $0.4 million of short-term lease expense. Included in total lease expense for the six months ended June 30, 2019 was $2.4 million of operating lease expense, $0.7 million of variable lease expense, and $0.4 million of short-term lease expense.
5. Intangible Assets
Intangible assets as of June 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Air rights contract(1)	$36,105	$36,105
Favorable ground lease(2)	—	3,568
	36,105	39,673
Less: accumulated amortization	(4,827)	(4,995)
Intangible assets, net	$31,278	$34,678

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

6. Long-Term Debt
Long-term debt as of June 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	Origination	Original Principal Amount		Interest Rate	Principal Amortization Period	June 30,	December 31,
			Maturity			2019	2018
Unsecured:
Revolving credit facility(1)	July 2010	n/a	May 2022	Floating	n/a	$—	$—
Term loan(2)	April 2017	$225,000	April 2022	Floating	n/a	225,000	225,000
Secured:
Boston Marriott Newton	May 2013	$60,000	June 2020	3.63%	25	50,311	51,205
Le Meridien San Francisco	July 2013	$92,500	August 2020	3.50%	25	77,792	79,180
Hilton Denver City Center(3)	July 2012	$70,000	August 2022	4.90%	30	61,675	62,383
Hilton Checkers Los Angeles	February 2013	$32,000	March 2023	4.11%	30	28,271	28,609
W Chicago – City Center	July 2013	$93,000	August 2023	4.25%	25	79,517	80,815
Hyatt Herald Square New York/Hyatt Place New York Midtown South	July 2014	$90,000	July 2024	4.30%	30	85,596	86,397
Hyatt Regency Boston	June 2016	$150,000	July 2026	4.25%	30	142,314	143,471
						750,476	757,060
Unamortized deferred financing costs						(4,929)	(5,671)
Long-term debt						$745,547	$751,389

(1)
The Trust may exercise an option to extend the maturity by one year, subject to certain customary conditions. As of June 30, 2019, the interest rate in effect was 3.90%. See below for additional information related to the revolving credit facility.

(2)
The term loan bears interest equal to LIBOR plus 1.45% - 2.20% (the spread over LIBOR based on the Trust’s consolidated leverage ratio). Contemporaneous with the closing of the term loan, the Trust entered into an interest rate swap to fix LIBOR at 1.86% for the five-year term (as of June 30, 2019, the effective interest rate on the term loan was 3.31%). Under the terms of this interest rate swap, the Trust pays fixed interest of 1.86% per annum on a notional amount of $225.0 million and receives floating rate interest equal to one-month LIBOR. The effective date of this interest rate swap was April 21, 2017 and it will mature on April 21, 2022.

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
The amount that the Trust can borrow in the aggregate under the revolving credit facility and the term loan is based on the value of the Trust’s hotels included in the borrowing base, as defined in the amended credit agreement and the term loan agreement. As of June 30, 2019, the borrowing base included 11 of the Trust’s hotels providing borrowing availability of $300.0 million under the revolving credit facility, all of which remained available. The amended credit agreement and the term loan agreement contain financial covenants, including a leverage ratio and a minimum tangible net worth requirement, and additional financial covenants typically found in similar unsecured revolving credit facilities and term loans, including a consolidated secured debt ratio, an unsecured leverage ratio and an unsecured debt service coverage ratio.

Other
Certain of the Trust’s mortgage loan agreements contain standard financial covenants relating to coverage ratios and standard provisions that require loan servicers to maintain escrow accounts for certain items, including real estate taxes, property insurance premiums, and normal replacements of FF&E.
As of June 30, 2019, the Trust was in compliance with all financial covenants under its borrowing arrangements. As of June 30, 2019, the Trust’s weighted-average interest rate on its long-term debt was 3.90%. Future scheduled principal payments of debt obligations (assuming no exercise of extension options) as of June 30, 2019 are as follows (in thousands):

Year	Amounts
2019	$7,158
2020	135,326
2021	9,984
2022	291,635
2023	100,623
Thereafter	205,750
$750,476

7. Indirect Expenses
Indirect hotel operating expenses for the three and six months ended June 30, 2019 and 2018 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Administrative and general	$13,979	$13,125	$26,868	$25,412
Advertising and sales	11,365	11,504	21,521	21,785
Repairs and maintenance	5,222	5,287	10,414	10,631
Utilities	3,503	3,629	7,087	7,277
Franchise fees	2,554	2,748	4,673	5,037
Management fees	5,574	5,864	10,569	10,483
Property and other taxes	7,281	8,474	15,569	16,701
Insurance, leases and other	2,931	2,913	5,858	6,011
Indirect hotel operating expenses	$52,409	$53,544	$102,559	$103,337

8. Earnings Per Share
The following is a reconciliation of the amounts used in calculating basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income	$18,241	$23,810	$26,492	$30,359
Less: Dividends declared on unvested time-based awards	(119)	(119)	(237)	(240)
Less: Undistributed earnings allocated to unvested time-based awards	—	—	—	—
Net income available to common shareholders, excluding amounts attributable to unvested time-based awards	$18,122	$23,691	$26,255	$30,119

Denominator:
Weighted-average number of common shares outstanding–basic	59,394,134	59,133,648	59,392,327	59,126,894
Effect of dilutive unvested performance-based awards	867,669	659,415	848,937	633,871
Weighted-average number of common shares outstanding–diluted	60,261,803	59,793,063	60,241,264	59,760,765

Net income available per common share:
Basic	$0.31	$0.40	$0.44	$0.51
Diluted	$0.30	$0.40	$0.44	$0.50

For the three and six months ended June 30, 2019, no unvested performance-based awards were excluded from diluted weighted-average common shares outstanding. For the three and six months ended June 30, 2018, 107,559 unvested performance-based awards were excluded from diluted weighted-average common shares outstanding as the awards had not achieved the specific levels of relative total shareholder return required for vesting at each period end.
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
For the six months ended June 30, 2019, the Trust issued 1,360 unrestricted common shares and 548,419 restricted common shares to its trustees and employees. For the six months ended June 30, 2019, the Trust repurchased 47,653 common shares from employees to satisfy the minimum statutory tax withholding requirements related to the vesting of their previously granted restricted common shares. As of June 30, 2019, the Trust had 60,765,796 common shares outstanding.
For the six months ended June 30, 2019, the Trust paid or its board of trustees declared the following dividends per common share:

	Record Date	Payment Date	Dividend Per Common Share
Fourth Quarter 2018	December 31, 2018	January 15, 2019	$0.40
First Quarter 2019	March 29, 2019	April 15, 2019	$0.40
Second Quarter 2019	June 28, 2019	July 15, 2019	$0.40

Preferred Shares—The Trust is authorized to issue up to 100,000,000 preferred shares, $.01 par value per share. The Trust’s board of trustees is required to set for each class or series of preferred shares the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption. No preferred shares were outstanding as of June 30, 2019.
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

In June 2018, the Trust’s common shareholders approved an amendment to the Plan to, among other things, increase the number of shares available for issuance under the Plan by 1,250,000 shares and extend the term of the Plan to June 2028. Shares that are issued under the Plan to any person pursuant to an award are counted against the aggregate number of shares available for issuance under the Plan as one share for every one share granted. If any shares covered by an award are not purchased or are forfeited, if an award is settled in cash, or if an award otherwise terminates without delivery of any shares, then the number of common shares counted against the aggregate number of shares available under the Plan with respect to the award will, to the extent of any such forfeiture or termination, again be available for making awards under the Plan. As of June 30, 2019, subject to increases that may result in the case of any future forfeiture or termination of currently outstanding awards, 1,033,175 common shares were reserved and available for future issuances under the Plan.
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
For the six months ended June 30, 2019, the Trust granted 548,419 restricted common shares to certain employees and trustees, of which 135,920 shares were time-based awards and 412,499 shares were performance-based awards (the “2019 Performance-Based Awards”). The time-based awards are eligible to vest at the annual rate of one-third of the number of restricted shares granted commencing on the first anniversary of their issuance. The 2019 Performance-Based Awards are eligible to vest at December 31, 2021. Dividends on the 2019 Performance-Based Awards accrue, but are not paid unless the related shares vest. The fair value of the 2019 Performance-Based Awards was $9.49 per share and was determined using a Monte Carlo simulation with the following assumptions: volatility of 23.52%; an expected term equal to the requisite service period for the awards; and a risk-free interest rate of 2.57%.
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
As of June 30, 2019, there was approximately $10.9 million of unrecognized share-based compensation expense related to restricted common shares. The unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 2.0 years.
The following is a summary of the Trust’s restricted common share activity for the six months ended June 30, 2019:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Restricted common shares as of December 31, 2018	953,429	$15.39
Granted	548,419	$13.12
Vested	(130,186)	$25.99
Forfeited	—	$—
Restricted common shares as of June 30, 2019	1,371,662	$13.48

11. Fair Value Measurements and Derivative Instrument
The following table sets forth the Trust’s financial assets and liabilities measured at fair value by level within the fair value hierarchy (in thousands). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at June 30, 2019
	Total	Level 1	Level 2	Level 3
Liabilities:
Interest rate swap (included within other liabilities)	$1,441	$—	$1,441	$—
	$1,441	$—	$1,441	$—

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
The Trust’s financial instruments in addition to those disclosed in the table above include cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, and long-term debt. The carrying values reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses approximate fair value. The Trust estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument using estimated market rates of debt instruments with similar maturities and credit profiles. These inputs are classified as Level 3 within the fair value hierarchy. As of June 30, 2019, the carrying value reported in the consolidated balance sheet for the Trust’s long-term debt approximated its fair value.
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
Franchise Agreements—As of June 30, 2019, 10 of the Trust’s hotels operated pursuant to franchise agreements with hotel brand companies and 10 hotels operated pursuant to management agreements with hotel brand companies that allowed them to operate under their respective brands. Under the 10 franchise agreements, the Trust generally pays a royalty fee ranging from 3% to 6% of room revenues and up to 3% of food and beverage revenues, plus additional fees for marketing, central reservation systems, and other franchisor costs that amount to between 1% and 5% of room revenues.
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

Litigation—Following the May 6, 2019 announcement that the Trust and Park had entered into the Merger Agreement, two purported shareholder class actions were filed in the United States District Court for the District of Delaware captioned: Kent v. Chesapeake Lodging Trust, et al., No. 1:19-cv-01201 (D.Del.) (filed June 25, 2019) and Terlinden v. Chesapeake Lodging Trust, et al., No. 1:19-cv-01263 (D.Del.) (filed July 8, 2019). The complaint in each case alleges purported violations of the federal securities laws and names as defendants the Trust, the individual members of the Trust’s board of trustees and the Park, Domestic and Merger Sub. The plaintiffs allege that the Trust and the individual defendants violated Section 14(a) of the Exchange Act, and Rule 14a-9 promulgated thereunder, by providing inadequate disclosure regarding the proposed merger in the registration statement on Form S-4 filed by Park with the SEC on June 14, 2019. The plaintiffs also allege that the individual defendants, Park, Domestic and Merger Sub violated Section 20(a) of the Exchange Act. Plaintiffs seek, among other things, to enjoin or rescind the merger, an award of damages in the event the merger is consummated, and an award of costs and attorneys’ fees. The Trust believes that these claims are without merit, and intends to vigorously defend against them.
13. Subsequent Event
On July 23, 2019, the Trust entered into an agreement to sell the 122-room Hyatt Herald Square New York and the 185-room Hyatt Place New York Midtown South, both located in New York, New York, for an aggregate sale price of $138.0 million, or approximately $450,000 per key, subject to customary pro-rations at closing. The proposed sale by the Trust of these New York hotels is anticipated to occur in mid-to-late September 2019 prior to completion of the Trust’s proposed Merger.

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
Executive Summary
Our comparable 20-hotel portfolio had a RevPAR decrease of 1.3% during the second quarter of 2019, as compared to the second quarter of 2018, driven by a decline in ADR of 1.1% and a decline in occupancy of 0.2 percentage points. Our hotel portfolio was negatively impacted during the second quarter of 2019 as a result of (1) displacement from a guestroom renovation at the Hyatt Regency Mission Bay Spa and Marina, (2) a mechanical fire at the Le Meridien New Orleans in May 2019, which resulted in the closure of the hotel for 11 days and (3) an adjustment to rooms revenue related to Marriott loyalty program stays recognized in previous periods at the Royal Palm South Beach Miami, a Tribute Portfolio Resort. Excluding the impact of these three items, RevPAR would have increased 0.3%, which would have underperformed the U.S. industry average RevPAR growth of 1.1%, as reported by STR, for the second quarter of 2019. As a result of the decrease in RevPAR and cost pressures facing the industry (e.g., labor costs), our hotel portfolio experienced a decrease in comparable Adjusted Hotel

EBITDAre of 2.3% during the second quarter of 2019 as compared to the second quarter of 2018. Our hotel managers, working with our asset management team, remain committed to maximizing cash flows from our hotel portfolio by increasing operational efficiencies and continuing to stay focused on managing and controlling expenses to mitigate the current low growth lodging environment.
Proposed Merger
As previously reported, on May 5, 2019 we entered into the Merger Agreement with the Park Parties. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein and in accordance with applicable law, we will merge with and into Merger Sub, with Merger Sub continuing as the surviving entity. The parties currently expect the Merger to be completed in mid-to-late September 2019.
For further information about the Merger Agreement and the proposed Merger, please see the Current Report on Form 8-K filed by us on May 6, 2019 and the definitive proxy statement/prospectus filed by Park on July 26, 2019. The Merger is subject to risks and uncertainties, and we cannot assure you that we will be able to complete the Merger on the expected timeline or at all. See “Part II, Item 1A. Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q for more information about risks related to the Merger.
Results of Operations
Comparison of the three months ended June 30, 2019 and 2018
Results of operations for the three months ended June 30, 2019 include the operating activity of 20 hotels for the full period, whereas the results of operations for the three months ended June 30, 2018 include the operating activity of 21 hotels for the full period. We use the term “comparable hotel portfolio” to refer to those hotels owned for the entirety of the two periods being compared and the term “non-comparable hotel portfolio” to refer to those hotels not owned for the entirety of the two periods being compared. For the three months ended June 30, 2019 and 2018, the comparable hotel portfolio includes the 20 hotels owned as of June 30, 2019 and the non-comparable hotel portfolio includes the Hyatt Centric Santa Barbara, which was sold on July 26, 2018.
Revenues—Total revenue for the three months ended June 30, 2019 was $159.0 million, all of which was contributed by the comparable hotel portfolio. Total revenue for the three months ended June 30, 2018 was $163.3 million, of which $159.1 million was contributed by the comparable hotel portfolio and $4.2 million was contributed by the non-comparable hotel portfolio. The decrease in total revenue for the comparable hotel portfolio of $0.1 million was primarily driven by decreases in total revenue at the Le Meridien New Orleans, which experienced a mechanical fire in May 2019 resulting in the closure of the hotel for 11 days, and at our hotels located in Chicago, Seattle, and Miami. The aforementioned decreases in total revenue were offset partially by increases in total revenue at our hotels located in San Francisco, where demand from customers during the three months ended June 30, 2019 was positively impacted by an increase in citywide events, Boston, and Denver.
Hotel operating expenses—Hotel operating expenses, excluding depreciation and amortization, for the three months ended June 30, 2019 was $102.4 million, all of which was contributed by the comparable hotel portfolio. Hotel operating expenses, excluding depreciation and amortization, for the three months ended June 30, 2018 was $104.0 million, of which $101.2 million was contributed by the comparable hotel portfolio and $2.8 million was contributed by the non-comparable hotel portfolio. Specifically driving the increase in total hotel operating expenses for the comparable hotel portfolio of $1.2 million were rooms expense, food and beverage expense, and the following indirect hotel operating expenses: administrative and general, advertising and sales, repairs and maintenance, franchise fees, and insurance, leases and other. The increases in the aforementioned expenses were offset partially by decreases in utilities, management fees and property and other taxes.
Depreciation and amortization—Depreciation and amortization expense for the three months ended June 30, 2019 and 2018 was $18.8 million and $19.1 million, respectively. The decrease in depreciation and amortization expense was primarily attributable to the sale of the Hyatt Centric Santa Barbara in July 2018.
Air rights contract amortization—Air rights contract amortization expense associated with the Hyatt Regency Boston for each of the three months ended June 30, 2019 and 2018 was $0.1 million.
Corporate general and administrative—Corporate general and administrative expense for the three months ended June 30, 2019 and 2018 was $4.5 million and $4.7 million, respectively. Included in corporate general and administrative expense for the three months ended June 30, 2019 and 2018 was $1.9 million and $1.8 million, respectively, of non-cash share-based compensation expense. The decrease in corporate general and administrative expense was primarily related to a decrease in professional service fees and employee compensation.
Costs related to the Park merger—Costs related to the Park merger for the three months ended June 30, 2019 was $4.4 million.
Interest income—Interest income for the three months ended June 30, 2019 and 2018 was $0.2 million and $38 thousand,

respectively. The increase in interest income was primarily related to an increase in cash and cash equivalents and in short-term interest rates.
Interest expense—Interest expense for the three months ended June 30, 2019 and 2018 was $8.0 million and $8.9 million, respectively. The decrease in interest expense was primarily related to a decrease in long-term debt outstanding, reflecting the use of net proceeds from the sale of the Hyatt Centric Santa Barbara in July 2018 to repay borrowings outstanding at the time under our revolving credit facility.
Income tax expense—Income tax expense for the three months ended June 30, 2019 and 2018 was $2.7 million and $2.6 million, respectively. Income tax expense is directly related to taxable income generated by our TRSs during the period.
Comparison of the six months ended June 30, 2019 and 2018
Results of operations for the six months ended June 30, 2019 include the operating activity of 20 hotels for the full period, whereas the results of operations for the six months ended June 30, 2018 include the operating activity of 21 hotels for the full period. We use the term “comparable hotel portfolio” to refer to those hotels owned for the entirety of the two periods being compared, and the term “non-comparable hotel portfolio” to refer to those hotels not owned for the entirety of the two periods being compared. For the six months ended June 30, 2019 and 2018, the comparable hotel portfolio includes the 20 hotels owned as of June 30, 2019 and the non-comparable hotel portfolio includes the Hyatt Centric Santa Barbara, which was sold on July 26, 2018.
Revenues—Total revenue for the six months ended June 30, 2019 was $292.7 million, all of which was contributed by the comparable hotel portfolio. Total revenue for the six months ended June 30, 2018 was $298.3 million, of which $290.6 million was contributed by the comparable hotel portfolio and $7.7 million was contributed by the non-comparable hotel portfolio. The increase in total revenue for the comparable hotel portfolio of $2.1 million was primarily driven by increases in total revenue at our hotels located in San Francisco, where demand from customers during the six months ended June 30, 2019 was positively impacted by an increase in citywide events, Boston, and Denver. The aforementioned increases in total revenue were offset partially by decreases in total revenue at (1) the Homewood Suites Seattle Convention Center, the Hilton Checkers Los Angeles and the Hyatt Regency Mission Bay Spa and Marina, all three of which were undergoing guestroom renovations during a portion of the six months ended June 30, 2019, (2) the Le Meridien New Orleans, which experienced a mechanical fire in May 2019 resulting in the closure of the hotel for 11 days, and (3) our hotels located in Chicago and Miami.
Hotel operating expenses—Hotel operating expenses, excluding depreciation and amortization, for the six months ended June 30, 2019 was $199.0 million, all of which was contributed by the comparable hotel portfolio. Hotel operating expenses, excluding depreciation and amortization, for the six months ended June 30, 2018 was $201.3 million, of which $195.8 million was contributed by the comparable hotel portfolio and $5.5 million was contributed by the non-comparable hotel portfolio. The increase in hotel operating expenses for the comparable hotel portfolio of $3.2 million was primarily a result of the increase in corresponding total revenue for the comparable hotel portfolio. Specifically driving the increase in total hotel operating expenses for the comparable hotel portfolio were rooms expense, food and beverage expense, and the following indirect hotel operating expenses: administrative and general, advertising and sales, repairs and maintenance, management fees and franchise fees. Credit card commissions (included within administrative and general) and franchise fees are both variable hotel operating expenses calculated as a percentage of revenue, and therefore, increased commensurately with the increase in total revenue for the comparable hotel portfolio. The increases in the aforementioned expenses were offset partially by decreases in utilities and property and other taxes.
Depreciation and amortization—Depreciation and amortization expense for the six months ended June 30, 2019 and 2018 was $37.4 million and $38.3 million, respectively. The decrease in depreciation and amortization expense was primarily attributable to the sale of the Hyatt Centric Santa Barbara in July 2018.
Air rights contract amortization—Air rights contract amortization expense associated with the Hyatt Regency Boston for each of the six months ended June 30, 2019 and 2018 was $0.3 million.
Corporate general and administrative—Corporate general and administrative expense for the six months ended June 30, 2019 and 2018 was $9.4 million and $10.1 million, respectively. Included in corporate general and administrative expense for each of the six months ended June 30, 2019 and 2018 was $3.8 million of non-cash share-based compensation expense. The decrease in corporate general and administrative expense was primarily related to a decrease in professional service fees and employee compensation.
Costs related to the Park merger—Costs related to the Park merger for the six months ended June 30, 2019 was $4.4 million.
Interest income—Interest income for the six months ended June 30, 2019 and 2018 was $0.5 million and $38 thousand, respectively. The increase in interest income was primarily related to an increase in cash and cash equivalents and in short-term interest rates.

Interest expense—Interest expense for the six months ended June 30, 2019 and 2018 was $16.0 million and $17.8 million, respectively. The decrease in interest expense was primarily related to the decrease in long-term debt outstanding, reflecting the use of net proceeds from the sale of the Hyatt Centric Santa Barbara in July 2018 to repay borrowings outstanding at the time under our revolving credit facility.
Income tax expense—Income tax expense for each of the six months ended June 30, 2019 and 2018 was $0.3 million. Income tax expense is directly related to taxable income generated by our TRSs during the period.
Hotel operating results
We use the term “comparable” to refer to metrics that include only those hotels owned for the entirety of the two periods being compared. As of June 30, 2019, we owned 20 hotels. Since the Hyatt Centric Santa Barbara was sold on July 26, 2018, it has been excluded from the comparable hotel portfolio metrics for the three and six months ended June 30, 2018. Included in the following table are comparisons of occupancy, ADR, RevPAR, Adjusted Hotel EBITDAre, and Adjusted Hotel EBITDAre Margin for the comparable 20-hotel portfolio for the three and six months ended June 30, 2019 and 2018 (in thousands, except for ADR and RevPAR):

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Comparable Occupancy	88.8%	89.0%	(20) bps	83.7%	84.9%	(120) bps
Comparable ADR	$237.41	$240.02	(1.1)%	$230.64	$227.72	1.3%
Comparable RevPAR	$210.85	$213.69	(1.3)%	$193.13	$193.43	(0.2)%

Comparable Adjusted Hotel EBITDAre	$56,496	$57,801	(2.3)%	$93,624	$94,580	(1.0)%
Comparable Adjusted Hotel EBITDAre Margin	35.5%	36.3%	(80) bps	32.0%	32.6%	(60) bps
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
Adjusted Corporate EBITDAre—We further adjust EBITDAre for certain additional recurring and non-recurring items that are not in NAREIT’s definition of EBITDAre. Specifically, we adjust for hotel acquisition costs and non-cash amortization of operating lease right-of-use assets, intangible assets and liabilities, deferred franchise costs, and deferred key money, all of which are recurring items. For the three and six months ended June 30, 2019, we also adjusted for non-recurring costs related to the Park merger. We believe that Adjusted Corporate EBITDAre provides investors another financial measure of our operating performance that provides for greater comparability of our core operating results between periods.
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

The following table reconciles net income to EBITDAre, Adjusted Corporate EBITDAre, Adjusted Hotel EBITDAre, and Adjusted Hotel EBITDAre Margin for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$18,241	$23,810	$26,492	$30,359
Add: Interest expense	8,039	8,914	16,039	17,758
Income tax expense	2,711	2,629	271	259
Depreciation and amortization	18,782	19,105	37,419	38,313
Less: Interest income	(234)	(38)	(490)	(38)
EBITDAre	47,539	54,420	79,731	86,651
Add: Non-cash amortization(1)	67	55	134	110
Costs related to the Park merger	4,400	—	4,400	—
Adjusted Corporate EBITDAre	52,006	54,475	84,265	86,761
Add: Corporate general and administrative	4,490	4,725	9,359	10,103
Adjusted Hotel EBITDAre	56,496	59,200	93,624	96,864
Less: Adjusted Hotel EBITDAre of hotel sold(2)	—	(1,399)	—	(2,284)
Comparable Adjusted Hotel EBITDAre	$56,496	$57,801	$93,624	$94,580

Total revenue	$158,977	$163,285	$292,714	$298,310
Less: Total revenue of hotel sold(2)	—	(4,179)	—	(7,749)
Comparable total revenue	$158,977	$159,106	$292,714	$290,561

Comparable Adjusted Hotel EBITDAre Margin	35.5%	36.3%	32.0%	32.6%
_____________

(1)	Reflects non-cash amortization of operating lease right-of-use assets, deferred franchise costs, deferred key money, and air rights contract.

(2)	Reflects results of operations for the Hyatt Centric Santa Barbara, which was sold on July 26, 2018.
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
AFFO available to common shareholders—We further adjust FFO available to common shareholders for certain additional recurring and non-recurring items that are not in NAREIT’s definition of FFO. Specifically, we adjust for hotel acquisition costs and non-cash amortization of operating lease right-of-use assets, intangible assets and liabilities, deferred franchise costs, and deferred key money, all of which are recurring items. For the three and six months ended June 30, 2019, we also adjusted for non-recurring costs related to the Park merger. We believe that AFFO available to common shareholders provides investors another financial measure of our operating performance that provides for greater comparability of our core operating results between periods.

The following table reconciles net income to FFO, FFO available to common shareholders, and AFFO available to common shareholders for the three and six months ended June 30, 2019 and 2018 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$18,241	$23,810	$26,492	$30,359
Add: Depreciation and amortization	18,782	19,105	37,419	38,313
FFO	37,023	42,915	63,911	68,672
Less: Dividends declared on unvested time-based awards	(119)	(119)	(237)	(240)
Undistributed earnings allocated to unvested time-based awards	—	—	—	—
FFO available to common shareholders	36,904	42,796	63,674	68,432
Add: Non-cash amortization(1)	67	55	134	110
Costs related to the Park merger	4,400	—	4,400	—
AFFO available to common shareholders	$41,371	$42,851	$68,208	$68,542

FFO available per common share:
Basic	$0.62	$0.72	$1.07	$1.16
Diluted	$0.61	$0.72	$1.06	$1.15

AFFO available per common share:
Basic	$0.70	$0.72	$1.15	$1.16
Diluted	$0.69	$0.72	$1.13	$1.15
_____________

(1)	Reflects non-cash amortization of operating lease right-of-use assets, deferred franchise costs, deferred key money, and air rights contract.
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
Sources and Uses of Cash
For the six months ended June 30, 2019, net cash flows from operating activities were $52.0 million; net cash flows used in investing activities were $16.2 million for improvements and additions to our hotels; and net cash flows used in financing activities were $56.7 million, including $49.0 million in dividend payments to common shareholders and $6.6 million in scheduled principal payments on mortgage debt. As of June 30, 2019, we had cash and cash equivalents of $46.2 million and restricted cash of $35.7 million.
Liquidity and Capital Resources
We expect our primary source of cash to meet operating requirements, including payment of dividends in accordance with the REIT requirements of the U.S. federal income tax laws, payment of interest on any borrowings and funding of any capital expenditures, will be from our hotels’ results of operations and existing cash and cash equivalent balances. We currently expect that our operating cash flows will be sufficient to fund our continuing operations. We also expect to use existing restricted cash balances and borrowings under our revolving credit facility to partially fund our ongoing capital expenditures; however, we expect to incur significant costs in connection with the Merger, which will impact our liquidity position. We do not expect to undertake new renovations while the Merger is pending. Our policy has been to maintain an overall debt level not to exceed 40% of the aggregate value of all of our hotels, as calculated in accordance with our revolving credit facility; as of June 30, 2019, our overall debt level was 33.5% under this calculation.
We are permitted under the terms of the Merger Agreement to, and expect to, continue declaring regular quarterly distributions to shareholders at our current rate of $0.40 per share or as required to maintain our REIT status pending completion of the Merger.
As of the date of this filing, we have approximately $40.0 million of cash and cash equivalents, approximately $35.7 million of restricted cash, and $290.0 million available to borrow under our revolving credit facility. See Note 6, “Long-Term Debt,” to our interim consolidated financial statements for additional information relating to our revolving credit facility and other long-term debt.
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
From time to time, certain of our hotels may be undergoing renovations as a result of our decision to upgrade portions of the hotels, such as guestrooms, meeting space, and/or restaurants, in order to better compete with other hotels in our markets. As of June 30, 2019, none of our hotels were undergoing comprehensive renovations.
Contractual Obligations
The following table sets forth our contractual obligations as of June 30, 2019, and the effect such obligations may, if the Merger is not completed as proposed, have on our liquidity and cash flow in future periods (in thousands). There were no other material off-balance sheet arrangements at June 30, 2019.

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Revolving credit facility, including interest(1)	$—	$—	$—	$—	$—
Term loan, including interest(1)	246,873	7,581	239,292	—	—
Secured loans, including interest	614,760	84,254	128,521	187,472	214,513
Corporate office lease	927	301	626	—	—
Ground leases(2)	231,869	4,773	9,552	9,570	207,974
	$1,094,429	$96,909	$377,991	$197,042	$422,487

_____________

(1)
Assumes no additional borrowings and interest payments are based on the interest rate in effect at June 30, 2019. Also assumes that no extension options, if any, are exercised. See Note 6, “Long-Term Debt,” to our interim consolidated financial statements for additional information relating to our revolving credit facility and term loan.

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
Cautionary Statement Regarding Forward-Looking Statements
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements generally include statements regarding the proposed Merger between Park and us, including statements regarding the expected timetable for completing the proposed Merger and the sale of our hotels in New York. These statements are often, but not always, made through the use of words or phrases such as “believe,” “expect,” “anticipate,” “should,” “plan,” “will,” “may,” “intend,” “estimate,” “aim,” “target,” “predict,” “project,” “seek,” “would,” “could,” “continue,” “possible,” “potential” and similar expressions. All such forward-looking statements are based on Park’s and our current expectations and therefore involve estimates and assumptions that are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the results expressed in the statements. Key factors that could cause actual results to differ materially from those projected in the forward-looking statements include the ability to obtain the requisite approval of our shareholders; uncertainties as to the timing to consummate the potential transaction; and the risk that a condition to closing the potential transaction may not be satisfied. Other factors are described in Park’s and our respective filings with the SEC, including Park’s and our most recent Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Park and we assume no obligation to update any forward-looking statements, except as required by law. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We earn interest income primarily from cash and cash equivalent balances. Based on our cash and cash equivalents as of June 30, 2019, if interest rates increase or decrease by 1.00%, our interest income will increase or decrease by approximately $0.5 million annually.
Amounts borrowed under our revolving credit facility currently bear interest at variable rates based on LIBOR plus 1.45% - 2.20% (the spread over LIBOR based on our consolidated leverage ratio). If prevailing LIBOR on any outstanding borrowings under our revolving credit facility were to increase or decrease, our interest expense on those outstanding borrowings would increase or decrease future earnings and cash flows. As of June 30, 2019, we had no outstanding borrowings under our revolving credit facility.

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
Following the May 6, 2019 announcement that we and Park had entered into the Merger Agreement, two purported shareholder class actions were filed in the United States District Court for the District of Delaware captioned: Kent v. Chesapeake Lodging Trust, et al., No. 1:19-cv-01201 (D.Del.) (filed June 25, 2019) and Terlinden v. Chesapeake Lodging Trust, et al., No. 1:19-cv-01263 (D.Del.) (filed July 8, 2019). The complaint in each case alleges purported violations of the federal securities laws and names as defendants the Trust, the individual members of the Trust’s board of trustees, Park, Domestic and Merger Sub. The plaintiffs allege that the Trust and the individual defendants violated Section 14(a) of the Exchange Act, and Rule 14a-9 promulgated thereunder, by providing inadequate disclosure regarding the proposed merger in the registration statement on Form S-4 filed by Park with the SEC on June 14, 2019. The plaintiffs also allege that the individual defendants, Park, Domestic and Merger Sub violated Section 20(a) of the Exchange Act. Plaintiffs seek, among other things, to enjoin or rescind the merger, an award of damages in the event the merger is consummated, and an award of costs and attorneys’ fees. We believe that these claims are without merit, and intend to vigorously defend against them.

Item 1A.	Risk Factors
Set forth below is an addition to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2018 and Quarterly Report on Form 10-Q for the period ended March 31, 2019.
An adverse judgment in any litigation filed or that may be filed challenging the Merger may prevent the Merger from becoming effective or from becoming effective within the expected timeframe.
Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into merger agreements. As of the date of this Quarterly Report on Form 10-Q, two putative shareholder class action lawsuits have been filed by purported shareholders of the Trust challenging the disclosures made in the registration statement on Form S-4 filed by Park in connection with the Merger. The complaints each allege that the registration statement fails to disclose certain allegedly material information in violation of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder. Additional lawsuits arising out of the Merger may be filed in the future.
The Trust cannot assure you as to the outcome of these lawsuits or any other lawsuit that may be filed, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims. If plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the Merger on the agreed-upon terms, such an injunction may delay the consummation of the Merger in the expected timeframe, or may prevent the Merger from being consummated altogether. Whether or not any plaintiff’s claim is successful, this type of litigation may result in significant costs and divert management’s attention and resources, which could adversely affect the operation of our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibits are filed as part of this Form 10-Q:

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger by and among Park Hotels & Resorts Inc., PK Domestic Property LLC, PK Domestic Sub LLC, and Chesapeake Lodging Trust, dated as of May 5, 2019

3.1	Bylaw amendment, effective May 5, 2019

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President and Chief Financial Officer

32.1	Section 1350 Certification of President and Chief Executive Officer

32.2	Section 1350 Certification of Executive Vice President and Chief Financial Officer

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema Document

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document

101.LAB XBRL	Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHESAPEAKE LODGING TRUST

Date:	August 1, 2019	By:	/S/ DOUGLAS W. VICARI
Douglas W. Vicari
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ GRAHAM J. WOOTTEN
Graham J. Wootten
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)